Form 10QSB
period 2001-10-31
WHISTLER INVESTMENTS INC /NV/
filed 2002-01-22
CIK 1141263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  October  31,  2001

[  ] Transition  Report  pursuant  to  13 or 15(d) of the Securities Exchange
     Act  of  1934

     For  the  transition  period ________ to ___________


          Commission  File  Number     000-33391
                                       ---------

                           WHISTLER INVESTMENTS, INC.

           ---------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

     NEVADA                                        88 - 0490890
-------------------------------                    --------------
(State or other jurisdiction of                    (IRS  Employer
incorporation or organization)                     Identification  No.)


4815 W. Russell Road, Suite 18R
Las Vegas, Nevada                                  89118
---------------------------------                  --------------
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number, including area code:    (702) 212-9900


                                 NOT APPLICABLE
          -------------------------------------------------------
          (Former  name, former address and former fiscal year,
                      if changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [  ]  Yes    [X]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,450,000 shares of common stock, $0.001 par value outstanding as of December 7, 2001 .

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended October 31, 2001 are not necessarily indicative of the results that can be expected for the year ending January 31, 2002.

                           WHISTLER INVESTMENTS, INC.



                              FINANCIAL STATEMENTS



                      (Unaudited - Prepared by Management)
                            (Stated in U.S. Dollars)


                           WHISTLER  INVESTMENTS,  INC.
BALANCE  SHEET
                        (Unaudited - Prepared by Management)
                              (Stated in U.S. Dollars)

                                               October 31, 2001    January 31, 2001
                                              ------------------  ------------------
                                                     (Unaudited)           (Audited)

                                     ASSETS

CURRENT
Cash                                          $          47,933   $          78,708
Prepaid expenses                                          2,533               2,533
------------------------------------------------------------------------------------

                                                         50,466              81,241
MINERAL PROPERTY  (Note 3)                                5,150               5,150
------------------------------------------------------------------------------------

                                              $          55,616   $          86,391
====================================================================================


                                  LIABILITIES

CURRENT
Accounts payable and accrued liabilities      $           4,114   $             364
Due to related parties (Note 4)                               -               4,500
------------------------------------------------------------------------------------
                                                            364               4,864
------------------------------------------------------------------------------------

                               STOCKHOLDERS' EQUITY

PREFERRED STOCK, $0.001 par value per share
Authorized - 5,000,000 shares
Issued - Nil                                                  -
COMMON STOCK, $0.001 par value per share
Authorized - 70,000,000 shares
Issued - 8,450,000 shares                                 8,450               8,450
ADDITIONAL PAID IN CAPITAL                               80,850              80,850
DEFICIT                                                 (37,798)             (7,773)
------------------------------------------------------------------------------------

                                                         51,502              81,527
------------------------------------------------------------------------------------

                                              $          55,616   $          86,391
====================================================================================


Approved  on  behalf  of  the  Board:


/s/ Dewey Jones                    /s/ Stacy Fling
-------------------------          --------------------------
Dewey  Jones  -  Director          Stacey  Fling  -  Director
-------------------------          --------------------------


                                         WHISTLER  INVESTMENTS,  INC.

                                      STATEMENT  OF  LOSS  AND  DEFICIT
                                    (Unaudited - Prepared by Management)
                                           (Stated in U.S. Dollars)


                                                                                                 From
                                                                                             Incorporation
                               For Three Months    For Three Months    For Nine Months       on April 12,
                                   Ended               Ended               Ended               2000 to
                               October 31, 2001    October 31, 2000    October 31, 2001    October 31, 2000
-----------------------------------------------------------------------------------------------------------


REVENUE
Interest income               $          246      $           82      $        1,007      $           82
-----------------------------------------------------------------------------------------------------------


EXPENSES
General and Administrative             2,352                  76               2,951                 122
Professional Fees                     14,581                   -              19,831                   -
Rent and Office                        1,500                   -               4,500                   -
-----------------------------------------------------------------------------------------------------------

                                      18,433                  76              27,282                 122
-----------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD       $      (18,187)     $            6             (26,275)                (40)
                              =====================================
DEFICIT, BEGINNING OF PERIOD                                                  (7,773)                  -
-----------------------------------------------------------------------------------------------------------

DEFICIT, END OF PERIOD                                                $      (34,048)     $          (40)
===========================================================================================================



                          WHISTLER  INVESTMENTS,  INC.

                           STATEMENT  OF  CASH  FLOWS
                      (Unaudited - Prepared by Management)
                             (Stated in U.S. Dollars)




                                                        From Incorporation
                                     For Nine Months       on April 12,
                                         Ended               2000 to
                                     October 31, 2001    October 31, 2000
                                    ==================  ==================


CASH FLOWS PROVIDED BY (USED FOR):


OPERATING ACTIVITIES

Interest income and other received  $           1,007   $              82
Paid to suppliers                             (31,782)            (10,272)
--------------------------------------------------------------------------
                                              (30,775)            (10,190)
--------------------------------------------------------------------------


FINANCING ACTIVITIES

Common stock issued for cash                        -               7,300
Additional paid in capital                          -              24,500
--------------------------------------------------------------------------

                                                    -              31,800
--------------------------------------------------------------------------

INCREASE IN CASH                              (30,775)             21,610

CASH, BEGINNING OF PERIOD                      78,708                   -
--------------------------------------------------------------------------

CASH, END OF PERIOD                 $          47,933   $          21,610
==========================================================================


                            WHISTLER  INVESTMENTS,  INC.

                         STATEMENT OF STOCKHOLDERS' EQUITY
                        (Unaudited - Prepared by Management)
                              (Stated in U.S. Dollars)



                                   Common  Stock    Additional
                                  ----------------   Paid In   Accumulated
                                  Shares    Amount   Capital    Deficit     Total
-----------------------------------------------------------------------------------


BALANCE, beginning of period             -  $     -  $      -  $      -   $      -

Issuance of stock for cash       8,450,000    8,450    80,850         -     89,300

Net loss for the period                  -        -         -    (7,773)    (7,773)
-----------------------------------------------------------------------------------

BALANCE, as at January 31, 2001  8,450,000    8,450    80,850    (7,773)    81,527


Issuance of stock for cash               -        -         -         -          -

Net loss for the period                  -        -         -   (30,025)   (30,025)
-----------------------------------------------------------------------------------

BALANCE, as at October 31, 2001  8,450,000  $ 8,450  $ 80,850  $(37,798)  $ 51,502
===================================================================================

                           WHISTLER INVESTMENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2001
(Unaudited  -  Prepared  by  Management)
----------------------------------------

                          NOTE 1 - NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada, USA on April 11, 2000 under the name Whistler Investments, Inc.

The Company's principal business is the exploration of mineral resources. There is no assurance that the Company will successfully acquire businesses or assets that will produce a profit. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation and the Company may not be able to obtain such financing on terms which are satisfactory to the Company.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has neither a history of earnings nor has it paid any dividends and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other related parties, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no assurance that the Company will successfully acquire businesses or assets that will produce a profit. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  and  cash  equivalents
Cash  equivalents  consist  of  highly  liquid  investments,  which  are readily
convertible into cash with maturities of Nine months or less when acquired.   As
at  October  31,  2001  there  were  no  cash  equivalents.

Mineral  Properties
The Company capitalizes the acquisition cost of mineral properties. Exploration costs, such as prospecting and geophysical analysis, are expensed as incurred, and pre-production development costs are generally capitalized on an individual property basis. These costs, which do not necessarily reflect present values, will be amortized over the estimated productive lives of the properties following the commencement of commercial production using the unit of production method. If a property is subsequently abandoned, sold or determined not to be economic, all related costs are written down. It is reasonably possible that economically recoverable reserves may not be discovered and accordingly a material portion of the carrying value of mineral properties and related deferred exploration costs could be written off. Properties acquired under option agreements whereby payments are made at the sole discretion of the Company are recorded in the accounts at such time as the payments are made. Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected title defects.

Foreign  Currency  Translation
The financial statements are presented in United States dollars. Foreign denominated monetary assets and liabilities are translated to their American dollar equivalents using foreign exchange rates in effect at the balance sheet date. Non-monetary items are translated at historical exchange rates, except for items carried at market value, which are translated at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the period. Exchange gains or losses arising on foreign currency translation are included in the determination of operating results for the period.

                                 Loss per Share
The loss per share figures have not been calculated as they are not considered meaningful at this stage of the Company's operations.

Estimates  and  Assumptions
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Financial  Instruments
The fair value of the Company's current assets and current liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

                            NOTE 3 - MINERAL PROPERTY

By an agreement dated September 19, 2000, the Company acquired a 100% interest, subject to a 2% net smelter royalty, in the Queen mineral property in consideration for the payment of $5,150. This property consists of 20 mineral claim units located in the Nanaimo Mining Division, British Columbia, Canada.

                       NOTE 4 - RELATED PARTY TRANSACTIONS

By an agreement dated May 1, 2000, the Company agreed to pay $500 per month in consideration of office rent to the president and director of the Company. No compensation has been recognized for services provided by the directors or officers during the period as the amounts are immaterial in the aggregate.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operations

FORWARD  LOOKING  STATEMENTS

This report on Form 10-QSB contains certain forward-looking statements, as defined under the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

OVERVIEW

We were incorporated on April 11, 2000 under the laws of the state of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Through a mineral property staking and sales agreement dated September 19, 2000 we retained Mr. Edward McCrossan to stake 20 mineral claims units approximately 20 kilometres west-northwest of Port Alice on Vancouver Island, Nanaimo Mining Division, British Columbia in an area having the potential to contain economic copper-gold and/or gold-silver mineralization. This mineral property is referred to by us as the Queen property. The Canadian government owns fee simple title to the lands comprising the Queen property. Mr. McCrossan holds the Queen property in trust for us.

To date, we have not discovered a commercially viable mineral deposit on the Queen property, and we cannot assure investors that one exists on the property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

PLAN  OF  OPERATIONS

Our plan of operations for the next twelve months is to complete the following objectives, assuming we obtain the funding necessary for the continued exploration and development of the Queen property and for the acquisition, exploration and development of additional mineral properties:

1. We plan to explore the Queen property. This consists of geological, geo-chemical and geophysical surveys. We anticipate that the cost of this part of the recommended work program will cost approximately $41,100. We have commenced this stage of exploration, and anticipate that we have sufficient capital to complete this stage of exploration. We hope to complete this stage by the end of April 2002. Our ability to complete our exploration program on schedule depends on the weather and, to a lesser extent, access to the property. The Queen property is accessible throughout the entire year by logging roads. In some areas of the property, second growth vegetation in previously logged areas can be dense and difficult to transverse. Rainfall, at times, can be heavy and continuous. On rare occasions, Vancouver Island may encounter substantial snow accumulations which could delay exploration for up to several months.

     Following completion of the phase one work program, our geologist will compile exploration results and prepare a geological report either recommending that we conduct further work on the property or recommending that we abandon the property due to poor results. Results are considered "positive" if they confirm that the property still has the potential to host an economic copper reserve.

2. If results from phase one of the work program on the Queen property are positive, we will attempt to raise the funds necessary to conduct a second phase of exploration on the property to consist of detailed geological surveys and trenching. We expect to raise this money through the sale of our securities on a private placement or public offering basis. Our ability to raise this money, estimated to be approximately $100,000, will depend on the market conditions at the time, the price of copper and the results from the phase one program.

3.   A phase three program consisting of drilling is estimated to cost $200,000.

4. We anticipate spending approximately $2,000 in ongoing general and administrative expenses per month for the next twelve months.

Our completion of the work program and investigation and acquisition of additional mineral property interests depends on us obtaining adequate financing. During the next 12-month period, we do not anticipate that we will generate any revenue. We intend to raise additional capital through private or public offerings of our common stock. We do not have any financing arranged, nor has an underwriter expressed an interest in a public offering. Accordingly, we cannot assure investors that additional funding will be available.

If our efforts to raise additional capital is unsuccessful, we will attempt to locate one or more joint venture partners that would help finance further exploration of the Queen property in exchange for an interest in the property. We have not undertaken any efforts to locate a joint venture partner for the Queen property nor have we identified any potential joint venture partners. If we decide to pursue joint venture exploration of the Queen property, we would likely contact companies who are currently conducting exploration or development work on mineral properties in close proximity to the Queen property, or companies that are involved in the exploration and development of copper/gold/silver properties similar to the Queen property.

If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities. In the event no other such opportunities are available, we may be forced to discontinue business.

Whistler will not be making any purchases of plants or significant equipment before June 2002. The only significant assets, if any, that we intend to acquire during the coming twelve months are mineral properties. We do not specifically have any additional resource properties in mind for acquisition. However, we do intend to focus on the acquisition of gold and copper claims located in North America. Acquisition targets will depend on market conditions and precious and base metal prices. We do not intend to consider any acquisition opportunities until we complete the initial phase exploration program on the Queen property. If our consulting geologist does not recommend additional work on the Queen property, after analyzing results from the first phase of exploration, and if we are unable to raise additional funds to acquire interests in other mineral properties, we may consider entering alternative business sectors.

We do not currently have the cash on hand to cover the costs of phases two and three of our exploration programs. We anticipate raising these funds through the sale of our securities on a private placement basis or a public offering, or by exploring and developing the property on a joint venture basis. Due to the nature of our business and the high risk involved, we will not qualify for bank or traditional debt financing. The amount of time and financing required to turn a grass roots exploration project such as the Queen property into a producing mining operation, and the likelihood of failure makes banks and other institutions are usually unwilling to finance early phase drilling programs. We do not have any arrangements in place for any future equity financing. We cannot assure investors that we will be able to raise sufficient funding from the sale of our common stock to fund phases two or three of the exploration program. If results from phase one are disappointing and we are unable to raise funds for successive work program, we intend to abandon the Queen property. We then intend to pursue the acquisition of alternative mineral properties or alternative business opportunities that investors would be prepared to finance.

If a phase three drilling program on the property is successful, we may be able to market it to or joint venture with a major mining company. Typically, major mining companies will pay cash and issue securities to purchase a property that has a potentially economic mineral deposit. They may also attempt to purchase all the issued and outstanding securities of the junior resource company that owns the property. If the potential of the Queen property is not clear following a phase three drilling program, we may have to complete additional drilling programs on the property to establish that the property has the potential to host economic quantities of copper and this will require additional funding.

We intend to retain consultants rather than hire employees, which is typical in the junior resource business. This is in our best interests since exploration programs are conducted on a periodic basis. As well, exploration can only be conducted on some mineral properties at certain times of the year. It would not be economic to be paying employees wages or making severance payments when we are not actively engaged in an exploration program.

RESULTS  OF  OPERATIONS

Other than interest income, we did not earn any revenues during the nine-month period ending October 31, 2001. We do not anticipate earning revenues until such time as the development of our mineral properties is completed. We are presently in the development stage and we can provide no assurance that we will be successful in completing development of our mineral properties or earning revenues from our mineral properties once development is complete.

We incurred operating expenses in the amount of $18,433 for the three-months ended October 31, 2001. Of this amount, $14,581 was spent for professional fees. We incurred operating expenses in the amount of $27,282 for the nine-months ended October 31, 2001. For the nine-month period ended October 31, 2001, these operating expenses were comprised primarily of professional fees in the amount of $19,831. We also incurred rent and office expenses in the amount of $4,500 during this period.

We incurred a loss of $18,187 for the three-months ended October 31, 2001 and $26,275 for the nine-months ended October 31, 2001. Our net loss was attributable entirely to our operating expenses.

FINANCIAL  CONDITION

Liquidity  and  Financial  Condition

We had cash of $47,933 as of October 31, 2001. This is sufficient to pay our administrative expenses for twelve months following October 31, 2001 and to complete phase one of our exploration program for the Queen property.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     None

Item  2.  Changes  in  Securities

     None

Item  3.  Defaults  upon  Senior  Securities

     None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     None

Item  5.  Other  Information

     None

Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS

     None

REPORTS  ON  FORM  8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHISTLER  INVESTMENTS,  INC.

Date:  January  21,  2002


By:  /s/ Dewey Jones
     ---------------------------------------
     Dewey Jones
     President, and Chief Executive Officer