Form 10KSB
period 2002-01-31
WHISTLER INVESTMENTS INC /NV/
filed 2002-05-06
CIK 1141263

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

        For  the  fiscal  year  ended  JANUARY  31,  2002
                                       ------------------

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

        For  the  transition  period  from  _____  to  _____

COMMISSION  FILE  NUMBER:          000-33391
                            ------------------------

                           WHISTLER INVESTMENTS, INC.
                           --------------------------
                 (Name of small business issuer in its charter)

NEVADA                                                98-0339467
-------------------------------------                 -------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification  No.)

4440 EAST WASHINGTON AVENUE, SUITE 107
LAS VEGAS, NEVADA                                     89110
--------------------------------------------          -----------
(Address of principal executive offices)              (Zip Code)

(702) 212-9900
Issuer's telephone number
-------------------------


Securities  registered  under  Section  12(b)  of  the  Exchange  Act:     NONE
Securities  registered  under  Section  12(g)  of  the  Exchange  Act:
COMMON  STOCK,  PAR  VALUE  $0.001  PER  SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [__]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year   $1,048

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). Our stock is not publicly traded. The most recent sale of our common stock was on January 30, 2001 for $0.05 per share. Based on this sale, the aggregate market value is $422,500.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 48,450,000 SHARES OF COMMON STOCK AT
                                            ------------------------------------
APRIL  17,  2002.
-----------------

Transitional  Small Business Disclosure Format (check one): YES  [   ]   NO  [X]

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

IN  GENERAL

We are engaged in the acquisition of real estate and the exploration of mineral properties. We currently own the Azra Shopping Center located in Las Vegas, Nevada, as well as a 100% interest, subject to a 2% net smelter returns royalty, in 20 mineral claims units located near Port Alice, British Columbia.

AZRA  SHOPPING  CENTER

On April 15, 2002, we completed our acquisition of the Azra Shopping Center located at 4440 East Washington Avenue, Las Vegas, Clark County, Nevada from Salim S. Rana Investments, Corp. ("Rana"), a private Nevada company. Pursuant to the terms of the agreement, we have agreed to pay Rana $600,000 in three equal payments due on October 1, 2002, January 2, 2003 and January 2, 2004. As well, we issued 40,000,000 shares of our common stock at a deemed price of $0.01 per share to Rana at closing. We also assumed responsibility for a $3,086,328.84 mortgage on the Azra property. Monthly payments on the mortgage are $26,370. Mr. Salim Rana continues to personally guarantee the mortgage.

The property contains a reported land area of 2.37 acres, or 103,333 square feet. Improvements on the property consist of a "L" shaped, masonry block and frame/stucco constructed commercial retail shopping center which was built in 1999 and 2000. The retail building is designed and constructed with storefront window treatments, a covered balcony and walkway along the front entryways and a decorative concrete tile mansard roof line along the front and side building elevations. The rear and a portion of the side wall is constructed of masonry concrete block. A depressed service dock is located along the easterly most portion of the building.

The site generally surrounds three commercial development sites that are oriented at the immediate northeast corner of Washington Avenue and Lamb Boulevard. The subject property is located adjacent to a western parcel that is currently being improved with the Azra Center, Phase II. Ingress and egress to the Azra Center is available from both Lamb Boulevard and Washington Avenue.

The Azra Center is presently zoned C-1 Limited Commercial by the City of Las Vegas. This zoning classification does allow for generally wide and varied types of commercial retail and office type uses. The existing development and use of the Azra Center as a multi-tenant commercial shopping center is considered consistent with the current zoning designation and surrounding developments and uses. All normal public utilities are directly available to the Azra Center including public water, sanitation sewer, natural gas, electrical power and telephone service.

The building improvement contains a total gross area of approximately 31,187 square feet and a net rentable area of 30,987 square feet. The shopping cener includes 18 individual commercial suites, 15 of which are currently occupied by tenants. The suites range in size from 1,200 square feet to approximately 9,800 square feet. Monthly gross revenue from the suite leases is $35,830.55. Refer to "Item 2. Description of Property" below.

The Azra Center is subject to an appraisal report dated November 13, 2001 by Gary H. Kent, Inc., Real Estate Appraisers and Consultants, that appraises the market value of property, in both leased fee and fee simple interest at November 7, 2001 to be $4,765,000.

RISK  FACTORS

You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

BECAUSE SALIM RANA OWNS APPROXIMATELY 82.6% OF OUR OUTSTANDING COMMON STOCK, HE WILL CONTROL AND MAKE CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS

Although Mr. Salim Rana is neither an officer nor director of our corporation, he owns approximately 82.6% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. In addition to being our majority shareholder, Mr. Rana is also our largest creditor. For these reasons, the interests of Mr. Rana may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

IF TENANTS ARE UNABLE TO MAKE LEASE PAYMENTS TO US, IT COULD ADVERSELY AFFECT OUR BUSINESS

Our revenues are derived from lease payments we receive from tenants of the Azra Center. We rely on these payments to ensure that we are unable to meet our mortgage payment obligations. Therefore, if our tenants fail to make payments under their leases, our financial condition could be adversely affected.

IF  WE  LOSE  TENANTS,  IT  COULD  HAVE  A  NEGATIVE  IMPACT  ON  OUR  BUSINESS

A lessee may not renew its lease upon the expiration of the initial term. In addition, we may not be able to locate a qualified replacement tenant upon expiration or termination of a lease. Consequently, in the future, we could lose some of the cash flow that we currently receive from the Azra Center. All of our current lease agreements are in effect until at least April 1, 2003.

BECAUSE OUR DEBT SERVICE OBLIGATIONS ARE VERY SUBSTANTIAL RELATIVE TO OUR ABILITY TO PAY, THEY MAY HAVE ADVERSE CONSEQUENCES ON OUR BUSINESS OPERATIONS

We used debt to finance our acquisition of the Azra Center. Our incurrence of debt may have consequences, including the following:

     - our projected cash flow from operations will be not be sufficient to meet required payments of principal and interest;
     - we may be forced to dispose of interests in our assets on disadvantageous terms in order to meet our payment obligations;
     - we may default on our debt obligations and the lender may foreclose on the Azra Center that secures the loan;
     -    we  may  not  be  able  to  refinance or extend our existing debt; and
     - the terms of any refinancing or extension may not be as favorable as the terms of our existing debt.

BECAUSE OUR SUCCESS WILL BE INFLUENCED BY GENERAL ECONOMIC FACTORS THAT IMPACT BUSINESS IN LAS VEGAS, OUR BUSINESS WOULD BE ADVERSELY AFFECTED BY AN ECONOMIC DOWNTURN

Our revenues and the value of the Azra Center will be affected by a number of factors, including the Las Vegas economic climate and local real estate conditions. Our operations may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics, oversupply or reduced demand for retail space and other competing commercial properties.


QUEEN  MINERAL  PROPERTY

Through a mineral property staking and sales agreement dated September 19, 2000, we retained Mr. Edward McCrossan to stake 20 mineral claims units located approximately 20 kilometres west-northwest of Port Alice on Vancouver Island, Nanaimo Mining Division, British Columbia in an area having the potential to contain economic copper-gold and/or gold-silver mineralization. We refer to this mineral property as the Queen property. The Canadian government owns fee simple title to the lands comprising the Queen property. Mr. McCrossan is the registered owner of the mineral rights respecting the Queen property. Mr. McCrossan concurrently agreed to sell to us a 100% interest in the staked claims except for a 2% net smelter returns royalty for the sum of $2,550 payable upon execution of the agreement and a further $2,600 payable by October 10, 2000. We made these two payments by the required deadlines Mr. McCrossan holds the Queen property in trust for us as provided by paragraph 4.2 of the property staking and sales agreement dated September 19, 2000.

If commercial production commences on the Queen property, Mr. McCrossan shall be entitled to receive 2% of net smelter returns. Net smelter returns are the amount that a smelter pays after freight charges, treatment charges and government royalties are deducted. We are not under any obligation to place the claims into commercial production.

If we acquire an interest in any other mineral claims within two miles of the Queen property prior to September 20, 2002, Mr. McCrossan shall be entitled to a 2% net smelter returns royalty on these claims as well.

We are an exploration stage mining company. To date, we have not discovered a commercially viable mineral deposit on the Queen property, and we cannot assure investors that one exists on the property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

In order to keep the Queen property claims in good standing, in June and July 2001 we retained Mr. Edward McCrossan to complete an assessment report on the property. British Columbia law requires that a holder of title to mineral claims must spend at least CDN$100 (US$63.67 as of April 30, 2002; CDN$1=$0.6367) per mineral claim unit per year in order to keep the property in good standing. Since the Queen property consists of 20 claim units, we were required to spend at least CDN$2,000 (US$ 1,273.40) on the claims by October 2, 2001.

When Mr. McCrossan staked the Queen property in September 2000, he gathered 50 rock samples from the claims surface and sent them to Acme Analytical Laboratories Ltd. to be analysed for metal content. Results indicated the presence of low-level anomalies in copper, molybdenum, zinc, silver and arsenic. While these results do not indicate the presence economic levels of metals on the property surface, they do suggest that surface rocks contain significant levels of copper and zinc. As leaching caused by precipitation often tends to carry metals such as copper to greater soil depths, greater amounts of metals may be encountered below surface.

In his assessment report, Mr. McCrossan indicates that his proposed phase one exploration is still recommended. The assessment report was filed with the British Columbia mineral titles office.

The cost of Mr. McCrossan's assessment work converted to U.S. dollars from Canadian funds (CDN$1 = US$0.65) was as follows:

     Geologist at $260 per day:                        $1,300
     Vehicle rental                                      $228
     Hotel, food, gas, miscellaneous:                    $338
     Assays                                              $670
     Drafting, typing, photocopies                       $179

     TOTAL:                                            $2,715

To  date,  Mr.  McCrossan  has  invoiced  us $1,364.37 for this assessment work.

GEOLOGICAL  REPORT

The geological report concluded that Northern Vancouver Island has the potential to host precious metal or polymetallic mineral occurrences and deposits. The geological report has thus recommended further work be done on the property in an initial phase program of grid emplacement accompanied by geological, geo-chemical and geophysical surveys. Grid emplacement involves dividing a portion of the property being explored into small sections. Our consulting geologist will then records results based on the section from which a sample is taken.

The geo-chemical portion of the initial phase program will consist of our consulting geologist and his assistant gathering chip samples and grab samples from property areas with the most potential to host economically significant mineralization based on past exploration results. Grab samples are soil samples or pieces of rock that appear to contain precious metals such as gold and silver, or industrial metals such as copper and nickel. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content.

Our consulting geologist will then oversee the conduct magnetometer, VLF and induced polarization geophysical surveys over the same grid area. The magnetometer method involves measuring the strength of the earth's magnetic field. Variations in the magnetic readings on the property may indicate the increased likelihood of precious or base minerals in the area.

VLF, or very low frequency, surveys use radio waves to determine whether rocks on a mineral property conduct electricity. Almost all of the precious and base metals that we seek are above average conductors of electricity and will affect VLF readings.

Induced polarization surveys measure various electrical responses to the passage of alternating currents of different frequencies. Readings can indicate the presence of certain types of mineral deposits.

All information obtained from the initial phase work program is plotted on a map to determine possible mineralised areas. Based on positive results, we intend to conduct a phase two exploration program on the Queen property consisting of trenching. Trenching involves removing surface soil using a backhoe or bulldozer. Samples are then taken from the bedrock below and analysed for mineral content.

If sample results from the trenching program are encouraging, then we intend to conduct a drilling program on the Queen property. Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content.

According to the report, this phase of work should be followed by an exploration phase of detailed geological surveys and trenching and then a third phrase of diamond drilling, if warranted.

The  recommended  budget  for the first phase of the work program is as follows:

Project administration and logistics:                         $3,300.00
Aerial photograph acquisition and interpretation:             $1,500.00
Geologist ($270/day):                                         $3,375.00
Geophysicist ($270/day):                                      $3,375.00
Assistants ($70/day)                                         $10,500.00
Sample processing:                                            $5,500.00
Vehicle rental and fuel:                                      $2,000.00
Field equipment and rental:                                   $1,000.00
Travel, accommodations:                                       $2,000.00
Data compilation and reports:                                 $6,700.00
Drafting, typing, photocopies:                                $1,500.00
Miscellaneous:                                                  $350.00
                                                             ----------
Total Phase I Costs:                                         $41,100.00

We are currently using some of our existing working capital to commence this phase of the recommended work program. However, we do not have enough cash on hand to complete the program. Our ability to complete the phase I work program is contingent on our ability to raise additional funds through the sale of our stock.

COMPLIANCE  WITH  GOVERNMENT  REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the Province of British Columbia, specifically. Under these laws, before production, we have the right to explore the property, dependent only to a notice of work that may entail posting a bond.

We have budgeted for regulatory compliance costs in the proposed work program recommended by the geological report. British Columbia law requires that a holder of title to mineral claims must spend at least CDN$100 (US$63.67) per mineral claim unit per year in order to keep the property in good standing, which we have done. We will also have to sustain the cost of reclamation and environmental mediation for all exploration (and development) work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event a potentially economic deposit is discovered.

In conducting exploration on the Queen property, we will be subject to the British Columbia Mineral Exploration Code and the Health, Safety and Reclamation Code. Prior to undertaking mineral exploration activities, we must make application under the British Columbia Mines Act for a permit. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit.

During the exploration phase, a bond will need to be provided covering possible land disturbance. In the case of normal fieldwork, this should be minimal. The costs of compliance with environmental regulations in the production phase are variable and cannot be determined at this time. We must commence reclamation of the Queen property within one year of cessation of exploration activities on the property. We will be required to burn, bury or remove all refuse. We must also remove all exploration camp materials and equipment, and divert surface drainage around areas that have been reclaimed. Mr. Edward McCrossan estimates that government required reclamation measures will cost us approximately $25,000, assuming we complete all three phases of exploration, including drilling. No reclamation will be necessary if we only complete the first recommended phase of exploration.

EMPLOYEES

As of the date of this report, we do not have any employees other than our officers. We intend to retain independent geologists and consultants on a contract basis to conduct the proposed work programs on the Queen property.

RESEARCH  AND  DEVELOPMENT  EXPENDITURES

We have not incurred any research or development expenditures since our incorporation. Pursuant to our property staking agreement with Mr. McCrossan, we paid him a total of $5,150. As part of this arrangement, Mr. McCrossan completed an initial assessment of the property valued at approximately $2,715, of which Mr. McCrossan has invoiced us $1,364.37 to date. The assessment work valued at about $2,715 is in addition to the $5,150 paid to Mr. McCrossan for staking the property, for Mr. McCrossan's royalty from net smelter returns, and the amounts we will pay to him as our professional geologist during each of our exploration phases.

SUBSIDIARIES

We own all the issued and outstanding shares of common stock in the capital of Whistler Commercial Holdings, Inc. Whistler Commercial Holdings, Inc. is the registered owner of the Azra Shopping Center.

PATENTS  AND  TRADEMARKS

We  do  not  own,  either  legally  or  beneficially, any patents or trademarks.

ITEM  2.     DESCRIPTION  OF  PROPERTY.

Our executive offices are in the Azra Shopping Center located at 4440 E. Washington Avenue, Suite 107, Las Vegas Nevada, 89110. We own a 100% interest in the Azra Shopping Center, as well as the land on which it is situated.

We assumed responsibility for a $3,086,328.84 mortgage on the Azra property with a 30-year amortization period. Monthly payments on the mortgage are $26,370. The mortgage bears interest at a rate of 8.97%. The maturity date of the mortgage is March 8, 2005. Any mortgage prepayment is subject to a 1% penalty. The property is currently subject to annual taxes of $30,398.29. Mr. Salim Rana continues to personally guarantee the mortgage.

The property contains a reported land area of 2.37 acres, or 103,333 square feet. Improvements on the property consist of a "L" shaped, masonry block and frame/stucco constructed commercial retail shopping center which was built in 1999 and 2000. The retail building is designed and constructed with storefront window treatments, a covered balcony and walkway along the front entryways and a decorative concrete tile mansard roof line along the front and side building elevations. The rear and a portion of the side wall is constructed of masonry concrete block. A depressed service dock is located along the easterly most portion of the building.

The site generally surrounds three commercial development sites that are oriented at the immediate northeast corner of Washington Avenue and Lamb Boulevard. The subject property is located adjacent to a western parcel that is currently being improved with the Azra Center, Phase II. Ingress and egress to the Azra Center is available from both Lamb Boulevard and Washington Avenue.

The Azra Center is presently zoned C-1 Limited Commercial by the City of Las Vegas. This zoning classification does allow for generally wide and varied types of commercial retail and office type uses. The existing development and use of the Azra Center as a multi-tenant commercial shopping center is considered consistent with the current zoning designation and surrounding developments and uses. All normal public utilities are directly available to the Azra Center including public water, sanitation sewer, natural gas, electrical power and telephone service

The building improvement contains a total gross area of approximately 31,187 square feet and a net rentable area of 30,987 square feet. The shopping center includes 18 individual commercial suites, 15 of which are currently occupied by tenants. There are no plans for further improvement of the property.

The suites range in size from 1,200 square feet to approximately 9,800 square feet. Monthly gross revenue from the suite leases is $35,830.55 for total revenue of $429,966.60 per year. The average effective annual rental per square foot is $1.31.

Competitive  Conditions

There are numerous other retail properties and real estate companies within the Las Vegas market area that compete with us for tenants and development and acquisition opportunities. The number of competitive properties and real estate companies in the area could have a material adverse effect on (i) our future operations, (ii) our ability to lease suites in the Azra Center, (iii) the lease rates we charge, and (iii) development and acquisition opportunities. We will compete for tenants and acquisitions with other companies that may have greater resources. Our competitive position for tenants is strongly influenced by economic conditions in Las Vegas.

Nature of Tenants           Square      Date of Lease      Term       Base Rent
Business                    Footage     Commencement      (years)     per Month
-----------------------     --------    ------------      -------     ----------

restaurant                   1,600      Nov 17, 1999         5         $2,160.00
video store                  3,887      Dec 9, 1999          6         $5,863.85
music store                  1,200      Mar 1, 2001          3         $1,740.00
restaurant                   2,400      Aug 1, 2001          5         $3,240.00
stationery/cheque cashing    1,200      July 1, 2000         6         $1,774.80
tobacconist                  1,200      April 1, 2000        3         $1,774.80
clothing store               1,200      April 1, 2001        3         $1,740.00
hair salon                   1,200      Feb 1, 2000          6         $1,774.80
drycleaner                   2,400      Nov 15, 1999         5         $3,549.60
supermarket                  9,800      Sept 1, 2001         5        $10,290.00
insurance company            1,300      Nov 29, 2001         3         $1,922.70
vacant                       1,200
vacant                       1,200
vacant                       1,200

In the opinion of management, the Azra Center is adequately covered by insurance.

There are no limitations on the percentage of assets that we may invest in real estate. We may change our investment policy without a vote of our security holders. There is also no limit to the type of real estate in which we may invest.

ITEM  3.     LEGAL  PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated. At this time we have no bankruptcy, receivership or similar proceedings pending.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending January 31, 2002.


                                     PART II


ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

During the fiscal year ended January 31, 2002, we filed an application to have our shares of common stock quoted for trading on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information.

Subsequent to January 31, 2002, our shares are quoted on the OTC Bulletin Board under the symbol "WISV". However, no shares have traded through the facilities of the OTC Bulletin Board to date.

HOLDERS  OF  COMMON  STOCK

As  of  April  29,  2002, we had 41 registered shareholders of our common stock.

RULE  144  SHARES

A total of 3,800,000 shares of our common stock are available for resale to the public in accordance with the volume and trading limitations of Rule 144 of the Act. An additional 40,000,000 shares of our common stock are available for resale to the public after April 15, 2003 in accordance with the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1. 1% of the number of shares of the company's common stock then outstanding which, in our case, will equal approximately 484,500 shares as of the date of this prospectus; or

2. the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also must comply with manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least 2 years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this prospectus, persons who are our affiliates hold 43,800,000 of the shares that may be sold pursuant to Rule 144.

STOCK  OPTION  GRANTS

To  date,  we  have  not  granted  any  stock  options.

DIVIDENDS

There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     (A) we would not be able to pay our debts as they become due in the usual course of business; or

     (B) our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

We did not complete any sales of our common stock during our fiscal year ended January 31, 2002.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

PLAN  OF  OPERATIONS

Our plan of operations for the twelve months following the date of this registration statement is to complete the following objectives within the time periods specified, assuming we obtain the funding necessary for the continued exploration and development of the Queen property and for the acquisition, exploration and development of additional mineral properties:

1. We have recently commenced a portion of the recommended exploration program on the Queen property consisting of geological and geo-chemical surveys. We anticipate that the cost of this part of the recommended work program will total approximately $3,500. Our ability to complete the remainder of the recommended exploration program will depend on results from this initial work, as well as our ability to finance additional exploration.

2. If results from the first part of the phase one of the work program on the Queen property are positive, we will attempt to raise the funds necessary to complete the recommended phase. We expect to raise this money through the sale of our securities on a private placement basis or from revenue from our interest in the Azra Center. Our ability to raise this money through the sale of shares, estimated to be approximately $39,000, will depend on the market conditions at the time, the price of copper and the results from the phase one program. If we are unable to raise the necessary funds, we will be forced to find a joint venture partner for exploration of the property or to abandon the property. If we locate a joint venture partner, we will likely be forced to provide it with a portion of our interest in the Queen property in exchange for a commitment to fund further exploration.

3. We will continue to manage the Azra Center and seek additional tenants to lease the three vacant suites totalling 3,600 square feet. Based on our other current leases, we expect that realize gross revenue of about $5,220 per month from the rental of these additional suites if we are successful.

4. We anticipate spending approximately $4,000 in ongoing general and administrative expenses per month for the next twelve months.

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

At January 31, 2002, we had cash on hand of $11,338. We anticipate that during the next 12 months, we will generate revenue of $430,000 from lease payments relating to the Azra Center. During the same period, we are required to pay
$400,000 to the vendor of the Azra Center, $316,440 for Azra Center mortgage payments, $30,398 for property taxes and approximately $48,000 for general and administrative expenses. As well, we may incur up to an additional $41,000 on exploration of the Queen property.

We will not be able to meet the above obligations unless we are able to raise additional financing of at least $406,000. There is no guarantee that we will be able to secure such funding. We anticipate raising these funds through the sale of our securities on a private placement basis. Due to the nature of our business and the high risk involved, we are unlikely to qualify for additional bank or traditional debt financing. We do not have any arrangements in place for any future equity financing. We cannot assure investors that we will be able to raise sufficient funding from the sale of our common stock to fund operations.

RESULTS  OF  OPERATIONS  FOR  YEAR  ENDED  JANUARY  31,  2002

During the twelve-month period ended January 31, 2002, we earned interest income of $1,048. We do not anticipate earning revenues from our mineral property until such time as we have entered into commercial production. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

On April 15, 2002, we completed our acquisition of the Azra Shopping Center located in Las Vegas, Nevada. We expect that monthly gross revenue from the suite leases will be approximately $35,080. Monthly payments relating to the $3,086,328.24 mortgage on the property held by Commercial Federal Bank of Lakewood, Colorado are $26,370. In addition, we are required to pay $600,000.00 to the vendor of the Azra Shopping Center, Salim S. Rana Investments Corp., in three equal payments due on October 1, 2002, January 2, 2003 and January 2, 2004.

We incurred operating expenses in the amount of $66,666 for the fiscal year ended January 31, 2002 including legal and audit fees totalling $50,740, rent and office costs of $9,026, depreciation expenses relating to our computer equipment and furniture of $2,527, management fees of $2,500 and general and administrative costs of $1,873. The increase in professional fees in the most recent fiscal year was primarily attributable to audit and legal fees we incurred in filing a Form SB-2 registration statement under the Securities Act of 1933 and our becoming a reporting issuer under the Securities Exchange Act of 1934.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash on hand of $11,338 as of January 31, 2002. We also had computer equipment, furniture and fixtures recorded at $7,503, as well as our interest in the Queen property recorded at $5,150. At January 31, 2002, we had accounts payable and accrued liabilities of $8,082.

We do not have sufficient capital to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from revenue generated from the lease of suites at the Azra Shopping Center. There is no guarantee that we will generate enough revenue to fund operations or to meet our payment obligations under our $3,086,328.84 mortgage.

At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to proceed with our plan of operations over the next twelve months.

With respect to the Queen mineral property, if we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Queen property. We may also pursue acquiring interests in alternate mineral properties and real estate projects in the future.

We have not purchased or sold any plant or significant equipment and do not expect to do so in the foreseeable future.

FORWARD-LOOKING  STATEMENTS

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

ITEM  7.  FINANCIAL  STATEMENTS.

The  information  requested by this item is set forth in Item 13 of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not  Applicable.


                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

Our executive officers and directors and their respective ages as of April 29, 2002 are as follows:

DIRECTORS:

Name of Director                Age
----------------------          -----
Stacey Fling                    41
Gregory Navone                  54

EXECUTIVE OFFICERS:

Name of Officer          Age        Office
--------------------     -----      -------
Stacey Fling             41         President and Chief Executive Officer
Holly Roseberry          50         Secretary, Treasurer and Chief Financial
                                    Officer

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Ms. Stacey Fling has been one of our directors since our inception. On February 20, 2002, Ms. Fling was appointed as our president and Chief Executive Officer. From April 1989 to August 1998, Ms. Fling was the office manager for Ameritech Design & Engineering, Inc., first in San Diego, California and then in Las Vegas, Nevada from May 1996 until August 1998. Ms. Fling managed the office personnel, accounts receivable and payable, payroll, collections and customer service for Ameritech. Since January 1999, she has been employed as marketing coordinator for Salim S. Rana Investments Corp. in Las Vegas, Nevada. Her duties include leasing retail space, coordinating vouchers for a disbursement management company and coordinating permits and related matters with the City of Las Vegas for ongoing construction projects. Ms. Fling spends approximately 25% of her time on our business. Ms. Fling provides management and administration services including bookkeeping and maintenance of corporate records.

Mr. Gregory Navone has been one of our directors since our inception. In 1968, Mr. Navone obtained his Bachelor of Arts degree, majoring in history, from St. Mary's College in Walnut Creek, California. In 1969, he studied real estate appraisal at Merit College in Oakland. Since 1984, Mr. Navone has acted as the president and principal of First Capital Financial Company, a privately owned company located in Las Vegas, Nevada that provides financial broker and investment services relating to mortgages. Mr. Navone is currently self-employed and not affiliated with any real estate companies. Mr. Navone spends approximately 20% of his time on our business. Gregory Navone is our only director who is directly involved in the real estate business.

Ms. Holly Roseberry was appointed as our secretary, treasurer and Chief Financial Officer on February 20, 2002. From 2001 to the present, she has acted as manager for 24/7 Drycleaning Laundromat, a private Las Vegas business. She obtained a Bachelor of Arts degree from Sacred Heart University in Bridgeport, Connecticut in 1973. Ms. Roseberry was employed as business office manager of the Las Vegas location of Wards Department Store from 1997 to 1999; Ms. Roseberry was not employed from 1999-2001. From 1993 to 1996, she acted as human resources manager of the same location.

TERM  OF  OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.
SIGNIFICANT  EMPLOYEES

We have no significant employees other than the officers and directors described above.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE
------------------------------------------------------------
Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended November 30, 2001 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late by the following persons:

                                       Number    Transactions     Known Failures
                                       Of late    Not Timely        To File a
Name and principal position            Reports     Reported       Required Form
--------------------------------      ---------  ------------     --------------
Dewey Jones                               0           0                 2
(Former President, C.E.O.,
 and Director)
Stacey Fling                              3           0                 0
(President, C.E.O. and Director)
Gregory Navone                            1           0                 0
(Director)
--------------------------------------------------------------------------------


ITEM  10.  EXECUTIVE  COMPENSATION.

The following table sets forth certain information as to the Company's highest paid executive officers and directors for the Company's fiscal year ended January 31, 2002. No other compensation was paid to any such officer or directors other than the cash and stock option compensation set forth below.


                             SUMMARY  COMPENSATION  TABLE

                         ANNUAL COMPENSATION          LONG TERM COMPENSATION
                         --------------------   --------------------------------
                                                     AWARDS       PAYOUTS
                                                ---------------   -------
                                         Other    Re-                       All
                                        Annual  stricted Options/  LTIP    Other
                                        Compen-  Stock    SARs*  payouts  Compen
Name    Title      Year  Salary  Bonus  sation   Awarded   (#)     ($)    sation
--------------------------------------------------------------------------------
Dewey   Former     2001     0      0       0        0       0       0        0
Jones   President, 2000     0      0       0        0       0       0        0
        CEO, &
        Director
--------------------------------------------------------------------------------
Stacey  President, 2001 $2,500(1)  0       0        0       0       0        0
Fling   C.E.O. and 2000     0      0       0        0       0       0        0
        Director
--------------------------------------------------------------------------------
Gregory Director   2001     0      0       0        0       0       0        0
Navone             2000     0      0       0        0       0       0        0
--------------------------------------------------------------------------------
Holly   Secretary  2001     0      0       0        0       0       0        0
Roseberry          2000     0      0       0        0       0       0        0
--------------------------------------------------------------------------------

Notes:
(1)  Compensation  attributable  to  Dewey  Jones - (resigned February 20, 2002)

STOCK  OPTION  GRANTS

We did not grant any stock options to the executive officers during our most recent fiscal year ended January 31, 2002. We have also not granted any stock options to the executive officers since January 31, 2002.

EXERCISES  OF  STOCK  OPTIONS  AND  YEAR-END  OPTION  VALUES

No stock options were exercised by our officers, directors and employees during the financial year ended January 31, 2002. No stock options have been executed since January 31, 2002.

OUTSTANDING  STOCK  OPTIONS

We  do  not  have  any  stock  options  outstanding.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 29, 2002 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

================================================================================
                Name and address             Number of Shares     Percentage of
Title of class  of beneficial owner          of Common Stock     Common Stock(1)
================================================================================

Common Stock    Salim S. Rana                40,000,000 shares        82.6%
                4440 E. Washington Ave.#107
                Las Vegas, Nevada

Common Stock    Stacey Fling                  3,850,000 shares         7.8%
                Director, President &
                Chief Executive Officer
                4440 E. Washington Ave #107
                Las Vegas, Nevada 89019

Common Stock    Holly Roseberry                     NIL shares          NIL
                Secretary, Treasurer, Director
                4440 E. Washington Ave #107
                Las Vegas, Nevada 89019

Common Stock    Gregory Navonne                     NIL shares          NIL
                Director
                4440 E. Washington Ave #107
                Las Vegas, Nevada 89019

Common Stock    All Officers and Directors    3,850,000 shares         7.8%
                as a Group that consists of
                three people
================================================================================

(1) As of April 29, 2002, there were 48,450,000 shares of our common stock issued and outstanding.

================================================================================

Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

CHANGE  IN  CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Except as disclosed below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  -  Any  of  our  directors  or  officers;
  -  Any  person  proposed  as  a  nominee  for  election  as  a  director;
  - Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  -  Any  of  our  promoters;
  - Any relative or spouse of any of the foregoing persons who has the same house as such person.

Shares were sold in private offerings to the following relatives of Dewey Jones, the former president, CEO and a director of our company:

Name of Relative            Number of Shares          Relationship to Director
----------------            ----------------          ------------------------
Irma Jones                       50,000                          wife
Eldon Jones                      50,000                          father
Ida Jones                        50,000                          mother
Jason Jones                      50,000                          son

By an agreement dated May 1, 2000, we previously paid $500 per month in consideration of office rent to Dewey Jones, our former president and director.

During the fiscal year ended January 31, 2002, we paid $2,500 in management fees to Stacey Fling, our president, chief executive officer and director.

On February 20, 2002, our president, Stacey Fling purchased 3,800,000 shares of common stock from our former president, Dewey Jones, for $3,800. On January 28, 2002, Ms. Fling purchased 50,000 shares of common stock from Joyce Messer in a private transaction. The aggregate price for the shares was $2,500.

ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENTS  AND  REPORTS  ON  FORM  8-K.

ITEM  13(A)
-----------

FINANCIAL  STATEMENTS
---------------------

Index  to  Financial  Statements:

Whistler Investments Inc.'s audited Financial Statements, as described below, are attached hereto.

1.   Audited Financial Statements
(a)  Auditor's Report
(b)  Balance Sheet
(c)  Statements of Loss and Deficit
(d)  Statements of Cash Flows
(e)  Statements of Stockholder's Equity
(f)  Notes to Financial Statements

EXHIBITS
--------

10.1 Asset Purchase Agreement dated April 10, 2002 between Salim S. Rana Investments Corp. and Whistler Investments, Inc.


ITEM  13(C)  REPORTS  ON  FORM  8-K
-----------------------------------

No reports on Form 8-K were filed during the last quarter of our fiscal year ended January 31, 2002. No reports on Form 8-K have been filed since January 31, 2002.

                           WHISTLER INVESTMENTS, INC.


                              FINANCIAL STATEMENTS

                                January 31, 2002





AUDITORS'  REPORT

BALANCE  SHEET

STATEMENT  OF  LOSS  AND  DEFICIT

STATEMENT  OF  CASH  FLOWS

STATEMENT  OF  STOCKHOLDERS'  EQUITY

NOTES  TO  FINANCIAL  STATEMENTS

Lancaster&David
---------------
Chartered   Accountants
                                                          Incorporated  Partners
                                                          David E. Lancaster, CA
                                                          Michael J. David, CA


                                AUDITORS' REPORT
                                ----------------


To  the  Shareholders  of  Whistler  Investments,  Inc.

We have audited the balance sheet of Whistler Investments, Inc. as at January 31, 2002 and 2001 and the statements of loss and deficit, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States and Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in accordance with United States generally accepted accounting principles.


                                                          /s/ Lancaster & David

                                                           CHARTERED ACCOUNTANTS
Vancouver,  B.C.
March  28,  2002

                COMMENTS BY INDEPENDENT AUDITORS FOR U.S. READERS
                       ON CANADA - U.S. REPORTING CONFLICT
--------------------------------------------------------------------------------
In the United States, reporting standards for auditors require the expression of an explanatory paragraph when the financial statements are affected by significant uncertainties that raise a substantial doubt on the continuance of the Company as a going concern as described in Note 1 of the financial statements. The opinion in our report dated March 28, 2002 does not contain an explanatory paragraph as such opinion would not be in accordance with Canadian reporting standards for auditors if the significant uncertainties are adequately disclosed in the financial statements.
                                                          /s/ Lancaster & David
                                                           CHARTERED ACCOUNTANTS

Vancouver,  B.C.
March  28,  2002

--------------------------------------------------------------------------------
       Burnaby Office - Suite 3, 7375 Kingsway, Burnaby, BC, Canada, V3N 3B5
                             Facsimile: 604.524.9837
   Vancouver Office - Suite 3240, 666 Burrard Street, Vancouver, BC, Canada, V6C
                         2X8    Facsimile: 604.602.0867
    Telephone: 604.717.5526               Email:  admin@lancasteranddavid.ca


                            WHISTLER  INVESTMENTS,  INC.

                                  BALANCE SHEET

                                 January 31,    January 31,
                                    2002              2001
                                ------------ --------------
                         ASSETS
CURRENT
 Cash                             $ 11,338   $      78,708
 Prepaid expenses                        -           2,533
                                ------------ --------------

                                    11,338          81,241
CAPITAL ASSETS  (Note 3)             7,503               -
MINERAL PROPERTY  (Note 4)           5,150           5,150
                                ------------ --------------

                                  $ 23,991   $      86,391
                                ============ ==============


                           LIABILITIES

CURRENT
 Accounts payable and
 accrued liabilities              $  8,082   $         364
 Due to related parties (Note 5)         -           4,500
                                ------------ --------------

                                     8,082           4,864
                                ------------ --------------


STOCKHOLDERS' EQUITY

PREFERRED STOCK, $0.001 par
value per share
 Authorized - 5,000,000 shares
 Issued - Nil                            -               -
COMMON STOCK, $0.001 par
value per share
 Authorized - 70,000,000 shares
 Issued - 8,450,000 shares           8,450           8,450
ADDITIONAL PAID IN CAPITAL
                                    80,850          80,850
DEFICIT                            (73,391)         (7,773)
                                ------------ --------------

                                    15,909          81,527
                                ------------ --------------

                                  $ 23,991   $      86,391
                                ============ ==============





Approved  on  behalf  of  the  Board:


/s/ Gregory Navone  - Director        /s/ Stacey Fling - Director
----------------------------          --------------------------

Gregory Navone - Director             Stacey Fling - Director


    The accompanying notes are an integral part of these financial statements


                          WHISTLER  INVESTMENTS,  INC.

                          STATEMENT OF LOSS AND DEFICIT

                                                                            From
                                                                   incorporation
                                                                    on April 12,
                                                     Year Ended          2000 to
                                                     January 31,     January 31,
                                                         2002               2001
                                                      -----------  -----------

REVENUE
 Interest income                                      $    1,048   $      241
                                                      -----------  -----------

EXPENSES
 Depreciation                                              2,527            -
 Management fees                                           2,500            -
 General and administrative                                1,873          178
 Professional fees                                        50,740        3,336
 Rent and office                                           9,026        4,500
                                                      -----------  -----------

                                                          66,666        8,014
                                                      -----------  -----------

NET LOSS FOR THE YEAR                                    (65,618)      (7,773)

DEFICIT, BEGINNING OF YEAR                                (7,773)           -
                                                      -----------  -----------


DEFICIT, END OF YEAR                                  $  (73,391)  $   (7,773)
====================================================  ===========  ===========
BASIC LOSS PER SHARE                                  $   (0.008)  $   (0.002)
Weighted average number of common shares outstanding   8,450,000    4,084,211





    The accompanying notes are an integral part of these financial statements


                         WHISTLER  INVESTMENTS,  INC.

                             STATEMENT OF CASH FLOWS

                                                     From
                                            incorporation
                                              on April 12,
                                  Year Ended      2000 to
                                 January 31,   January 31,
                                       2002          2001
                                     ---------  ---------
CASH FLOWS PROVIDED
 BY (USED FOR):


OPERATING ACTIVITIES
 Interest income and other received  $  1,048   $    605
 Paid to suppliers                    (45,388)   (11,197)
 Paid to related parties              (13,000)         -
                                     ---------  ---------

                                      (57,340)   (10,592)
                                     ---------  ---------

INVESTING ACTIVITIES
 Additions to capital assets          (10,030)         -
                                     ---------  ---------


FINANCING ACTIVITIES
 Common stock issued for cash               -      8,450
 Additional paid in capital                 -     80,850
                                     ---------  ---------

                                            -     89,300
                                     ---------  ---------

INCREASE (DECREASE) IN CASH           (67,370)    78,708

CASH, BEGINNING OF YEAR                78,708          -
                                     ---------  ---------

CASH, END OF YEAR                    $ 11,338   $ 78,708
                                     =========  =========



    The accompanying notes are an integral part of these financial statements


                           WHISTLER  INVESTMENTS,  INC.

                         STATEMENT OF STOCKHOLDERS' EQUITY

                                                    Additional
                                 Common Stock       Paid       Accu-
                                ==============      In         mulated
                                Shares    Amount    Capital    Deficit     Total
                              --------------------------------------------------
BALANCE, beginning of period          -  $     -  $      -  $      -   $      -

Issuance of stock for cash    8,450,000    8,450    80,850         -     89,300

Net loss for the period               -        -         -    (7,773)    (7,773)
                              --------------------------------------------------
BALANCE, as at January
31, 2001                      8,450,000    8,450    80,850    (7,773)    81,527


Net loss for the year                 -        -         -   (65,618)   (65,618)
                              --------------------------------------------------

BALANCE, as at January
31, 2002                      8,450,000  $ 8,450  $ 80,850  $(73,391)  $ 15,909
================================================================================


    The accompanying notes are an integral part of these financial statements

                           WHISTLER INVESTMENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 2002
                                ----------------


NOTE  1  -  NATURE  OF  OPERATIONS

The Company was incorporated in the State of Nevada, USA on April 12, 2000 under the name Whistler Investments, Inc.

The Company's principal business is the exploration and development of mineral resources. There is no assurance that the Company will successfully acquire businesses or assets that will produce a profit. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation and the Company may not be able to obtain such financing on terms which are satisfactory to the Company.

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


NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  and  Cash  Equivalents
Cash equivalents consist of highly liquid investments, which are readily convertible into cash with maturities of three months or less when acquired. As at January 31, 2002 and 2001 there were no cash equivalents. Capital Assets
Capital assets consist of computer equipment and furniture and fixtures, are recorded at cost and are depreciated on a declining balance basis at a rate of 30% and 20% respectively per annum.

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

Loss  per  Share
The loss per share figure has been calculated using the weighted average number of shares outstanding during the period. Fully diluted loss per common share has not been presented, as there were no convertible or dilutive securities outstanding at year-end.

                                                                      Page 2
WHISTLER  INVESTMENTS,  INC.
Page  2
NOTES  TO  FINANCIAL  STATEMENTS
JANUARY  31,  2002
------------------

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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


NOTE  3  -  CAPITAL  ASSETS

                                                       January 31,
                        January 31, 2002                     2001
                      ==============================================
                                 Accumulated    Net Book    Net Book
                      Cost       Amortization   Value       Value
                      ----------------------------------------------
Furniture
and fixtures          $   4,819  $    964       $  3,855  $       -
Computer equipment        5,211     1,563          3,648          -
                      ----------------------------------------------

                      $  10,030  $  2,527       $  7,503  $       -
                      ==============================================



NOTE  4  -  MINERAL  PROPERTY

By an agreement dated September 19, 2000, the Company acquired a 100% interest, subject to a 2% net smelter royalty, in the Queen mineral property in consideration for the payment of $5,150. This property consists of 20 mineral claim units located in the Nanaimo Mining Division, British Columbia, Canada.


NOTE  5  -  RELATED  PARTY  TRANSACTIONS

By an agreement dated May 1, 2000, the Company agreed to pay $500 per month in consideration of office rent to the president and director of the Company. The Company paid $6,000 for the year ended January 31, 2002 (2001 - $4,500). The Company incurred $2,500 in management fees to an officer during the year ended January 31, 2002. No compensation has been recognized for services provided by the directors or officers during the eleven month period from February 1, 2001 to December 31, 2001, or for the prior year, as the amounts are immaterial in the aggregate.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WHISTLER INVESTMENTS, INC.


By:  /s/ Stacey Fling
     ___________________________________
     Stacey Fling
     President and Chief Executive Officer
     Director
     Date:  May 1, 2002


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Stacey Fling
     _______________________________
     Stacey Fling
     President and C.E.O.
     (Principal Executive Officer)
     Director
     Date:  May 1, 2002


By:  /s/ Holly Roseberry
     ___________________________________
     Holly Roseberry
     Secretary, Treasurer & C.F.O.
     (Principal Financial Officer)
     Director
     Date:  May 1, 2002


By:  /s/ Gregory Navone
     ___________________________________
     Gregory Navone
     Director
     Date:  May 1, 2002