Form 10QSB
period 2002-04-30
WHISTLER INVESTMENTS INC /NV/
filed 2002-06-14
CIK 1141263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For  the  quarterly  period  ended  April  30,  2002

[   ]    Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
         Act  of  1934

         For  the  transition  periodto


         Commission  File  Number     000-33391
                                       ---------

                           WHISTLER INVESTMENTS, INC.

          (Exact name of small Business Issuer as specified in its charter)

          NEVADA                               88  -  0490890
-----------------------------------            ------------------
(State  or  other  jurisdiction  of            (IRS  Employer
incorporation  or  organization)               Identification  No.)

4440  East  Washington  Avenue,  Suite  107
Las  Vegas,  Nevada                            89110
--------------------------------------------   ------
(Address  of  principal  executive  offices)   (Zip  Code)

Issuer's  telephone  number,
 including  area  code:                        (702)  212-9900
                                               ---------------

                                 NOT APPLICABLE
   -----------------------------------------------------------------
   (Former  name,  former address and former fiscal year, if changed since  last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [  ]  Yes    [X]  No

State the number of shares outstanding of each of the issuer's classes of common
stock,  as of the latest practicable date:    48,450,000 Shares of Common Stock,
$0.001  par  value  outstanding  as  of  April  30,  2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended April 30, 2002 are not necessarily indicative of the results that can be expected for the year ending January 31, 2003.

                           WHISTLER INVESTMENTS, INC.


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2002

                      (Unaudited - Prepared by Management)

                           WHISTLER INVESTMENTS, INC.


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2002

                      (Unaudited - Prepared by Management)


                                   WHISTLER  INVESTMENTS,  INC.
                                 INTERIM CONSOLIDATED BALANCE SHEET
                                (Unaudited - Prepared by Management)


                                       April 30, 2002    January 31, 2002
                                       ----------------  ------------------
                                       (Unaudited)           (Audited)

                               ASSETS
CURRENT
Cash                                       $           165   $      11,338
Prepaid expenses                                     1,180               -
---------------------------------------------------------------------------
                                                     1,345          11,338
CAPITAL ASSETS                                   4,157,037           7,503
MINERAL PROPERTY                                     5,150           5,150
---------------------------------------------------------------------------
                                           $     4,163,532   $      23,991
===========================================================================

                             LIABILITIES
CURRENT
Accounts payable and accrued liabilities     $        13,208   $     8,082
Current portion of promissory note                   400,000             -
Current portion of mortgage payable                   68,000             -
---------------------------------------------------------------------------

                                                     481,208         8,082
PROMISSORY NOTE                                      200,000             -
MORTGAGE PAYABLE                                   3,082,000             -

---------------------------------------------------------------------------
                                                   3,763,208         8,082
---------------------------------------------------------------------------

                         STOCKHOLDERS' EQUITY

PREFERRED STOCK, $0.001 par value per share
Authorized - 5,000,000 shares
Issued - Nil                                               -             -
COMMON STOCK, $0.001 par value per share
Authorized - 70,000,000 shares
Issued - 48,450,000 shares and 8,450,000
 shares, respectively                                 48,450         8,450
ADDITIONAL PAID IN CAPITAL                           440,850        80,850
DEFICIT                                              (88,976)      (73,391)
---------------------------------------------------------------------------

                                                     400,324        15,909
---------------------------------------------------------------------------

                                             $     4,163,532   $    23,991
===========================================================================



Approved  on  behalf  of  the  Board:

/s/ Gregory  Navone                   /s/ Stacey  Fling
----------------------------          --------------------------
Gregory  Navone  -  Director          Stacey  Fling  -  Director

                             See Accompanying Notes


                            WHISTLER  INVESTMENTS,  INC.

                INTERIM  CONSOLIDATED  STATEMENT  OF  LOSS  AND  DEFICIT
                      (Unaudited - Prepared by Management)



                           For  Three  For  Three
                               Months     Months
                                Ended      Ended
                            April  30, April  30,
                                 2002       2001
                                -------  -------
REVENUE
Interest income                 $     5  $   497
-------------------------------------------------
EXPENSES
Depreciation                        466        -
General and administrative           81      424
Management fees                   7,500        -
Professional fees                 4,626    5,000
Property exploration costs        1,597        -
Rent and Office                       -    1,500
Stock transfer and filing fees    1,320        -
-------------------------------------------------

                                 15,590    6,924
-------------------------------------------------

NET LOSS FOR THE PERIOD          15,585    6,429

DEFICIT, BEGINNING OF PERIOD     73,391    7,773
-------------------------------------------------

DEFICIT, END OF PERIOD          $88,976  $14,202
=================================================


LOSS  PER  SHARE
   Basic                        $ 0.0007 $ 0.0007
=================================================







                             See Accompanying Notes

                        WHISTLER  INVESTMENTS,  INC.

                  INTERIM  CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                      (Unaudited - Prepared by Management)



                                 For  Three  For  Three
                                     Months     Months
                                      Ended      Ended
                                  April  30, April  30,
                                       2002       2001
                                    ---------  --------
CASH FLOWS PROVIDED
 BY (USED FOR):


OPERATING ACTIVITIES

Interest income and other received  $      5   $   497
Paid to suppliers                    (11,178)   (5,426)
-------------------------------------------------------
                                     (11,173)   (4,929)
-------------------------------------------------------


FINANCING ACTIVITIES

Common stock issued for cash               -         -
Additional paid in capital                 -         -
-------------------------------------------------------

                                           -         -
-------------------------------------------------------

INCREASE (DECREASE) IN CASH          (11,173)   (4,929)

CASH, BEGINNING OF PERIOD             11,338    78,708

CASH, END OF PERIOD                 $    165   $73,779
=======================================================







                             See Accompanying Notes


                                WHISTLER  INVESTMENTS,  INC.
                  INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (Unaudited - Prepared by Management)



                                         Common  Stock     Additional
                                        ----------------   Paid  In     Accumulated
                                        Shares    Amount   Capital    Deficit     Total
                                      ----------  -------  --------  ---------  ---------

BALANCE, as at January 31, 2001        8,450,000  $ 8,450  $ 80,850  $ (7,773)  $ 81,527

Issuance of stock for cash                     -        -         -         -          -

Net loss for the period                        -        -         -    (6,429)    (6,429)
-----------------------------------------------------------------------------------------
BALANCE, as at April 30, 2001          8,450,000  $ 8,450  $ 80,850  $(14,202)  $ 75,098
=========================================================================================


BALANCE, as at January 31, 2002        8,450,000  $ 8,450  $ 80,850  $(73,391)  $ 15,909

Issuance of stock for asset purchase  40,000,000   40,000   360,000         -    400,000

Net loss for the period                        -        -         -   (15,585)   (10,493)
-----------------------------------------------------------------------------------------

BALANCE, as at April 30, 2002         48,450,000  $48,450  $440,850  $(83,884)  $405,416
=========================================================================================




                             See Accompanying Notes

                           WHISTLER INVESTMENTS, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002


(Unaudited - Prepared by Management)
------------------------------------

                          NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished herein reflects all material adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial statements for the period presented. Interim results are not necessarily indicative of the results of operations for the full year.

The financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB filed with the securities and exchange Commission for the year ended January 31, 2002.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. However, the Company has a working capital deficiency of $479,863 as at April 30, 2002. The Company has neither a history of earnings nor has it paid any dividends and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other related parties, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no assurance that the Company will produce a profit. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE  2  -  ASSET  ACQUISITION

By an agreement dated April 10, 2002, the Company acquired a 100% interest in the real property and all buildings and improvements situated thereon, known as the Azra Shopping Center, located in Las Vegas, Nevada. The purchase price is $4,150,000 payable as follows: a promissory note to the vendor in the amount of $600,000; the issuance of 40,000,000 common stock at a deemed price of $0.01 per share; and the assumption of a first mortgage in the amount of $3,150,000. This transaction closed April 15, 2002, however, operations were transferred effective May 1, 2002.

                           WHISTLER INVESTMENTS, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002


(Unaudited - Prepared by Management)
------------------------------------



NOTE  3  -  PROFORMA  STATEMENT  OF  INCOME

The following pro-forma statement of income is compiled on the assumption that the purchase of the Azra Shopping Center (Note 2) was effective at the beginning of the quarter and is based on unaudited financial information.


                             Three months
                          ended April 30,
                                    2002
--------------------------------------------------------------------------------
REVENUE
Rental Income                   $132,771
Interest income                        5
-----------------------------------------

                                 132,776

EXPENSES
Advertising                          750
Bank charges                       1,281
Depreciation                      20,591
General and Administrative         4,857
Insurance                          4,500
Interest on long term debt        69,708
Landscaping                          600
Management fees                    9,600
Professional Fees                  4,626
Property exploration costs         1,597
Property taxes                     7,600
Repairs and maintenance            1,500
Stock transfer and filing fees     1,320
Utilities                          1,500
-----------------------------------------

                                 130,030
-----------------------------------------

NET INCOME FOR THE PERIOD       $  2,746
=========================================


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

The cost of Mr. McCrossan's assessment work converted to U.S. dollars from Canadian funds (CDN$1 = US$0.65) was as follows:

     Geologist  at  $260  per  day:                $1,300
     Vehicle  rental                               $  228
     Hotel,  food,  gas,  miscellaneous:           $  338
     Assays                                        $  670
     Drafting,  typing,  photocopies               $  179

     Total:                                        $2,715

To  date,  Mr.  McCrossan  has  invoiced  us $1,364.37 for this assessment work.

Plan  of  Operations

Our  plan  of operations for the twelve months following the quarter ended April
30, 2002 is to complete the following objectives within the time periods specified, assuming we obtain the funding necessary for the continued exploration and development of the Queen property and for the acquisition, exploration and development of additional mineral properties:

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

3. We will continue to manage the Azra Center and seek additional tenants to lease the three vacant suites totaling 3,600 square feet. Based on our other current leases, we expect that realize gross revenue of about $5,220 per month from the rental of these additional suites if we are successful.

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

At April 30, 2002, we had cash on hand of $165. We anticipate that during the next 12 months we will generate revenue of $430,000 from lease payments relating to the Azra Center. During the same period, we are required to pay $400,000 to the vendor of the Azra Center, $316,440 for Azra Center mortgage payments, $30,398 for property taxes and approximately $48,000 for general and administrative expenses. As well, we may incur up to an additional $41,000 on exploration of the Queen property.

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

We incurred operating expenses in the amount of $15,590 for the three month period ending April 30, 2002 including management fees totalling $7,500, legal and accounting fees totaling $4,626, depreciation expenses relating to our computer equipment and furniture of $466, property exploration costs of $1,597, stock transfer and filing fees of $1,320 and general and administrative costs of $81. This compares to the same three-month period in 2001 which incurred no management, property exploration costs, stock transfer and filing or depreciation costs, professional fees of $5,000 and rent and office costs totalling $1,500. Total operating expenses in the first quarter 2001 were $6,924.

Other than interest income of $5, we did not earn any revenues during the three-month period ending

April 30, 2002. We do not anticipate earning revenues from our mineral property until such time as the development of our mineral properties is completed. We are presently in the exploration stage and we can provide no assurance that we will be successful in beginning and completing development of our mineral properties or earning revenues from our mineral properties once development is complete. We expect that monthly gross revenue from the suite leases at the Azra Shopping Center will be approximately $35,080.

We incurred a loss of $88,976 for the three-months ended April 30, 2002. Our net loss was attributable entirely to our operating expenses.

FINANCIAL  CONDITION

Liquidity  and  Financial  Condition

We had cash of $165 as of April 30, 2002. This is insufficient to pay our administrative expenses for twelve months following April 30, 2002 and to complete phase one of our exploration program for the Queen property.

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

WHISTLER  INVESTMENTS,  INC.

Date: June  14,  2002


By:  /s/ Stacey Fling
    --------------------------
     Stacey  Fling
     President  and  director