Form 10QSB
period 2002-07-31
WHISTLER INVESTMENTS INC /NV/
filed 2002-09-20
CIK 1141263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For  the  quarterly  period  ended  July 31,  2002

[   ]    Transition  Report  pursuant to 13 or 15(d) of the Securities
         Exchange Act  of  1934

         For  the  transition  period to


         Commission  File  Number     000-33391
                                       ---------

                           WHISTLER INVESTMENTS, INC.

          (Exact name of small Business Issuer as specified in its charter)

          NEVADA                               88  -  0490890
- -----------------------------------            ------------------
(State  or  other  jurisdiction  of            (IRS  Employer
incorporation  or  organization)               Identification  No.)

4440  East  Washington  Avenue,  Suite  107
Las  Vegas,  Nevada                            89110
- --------------------------------------------   ------
(Address  of  principal  executive  offices)   (Zip  Code)

Issuer's  telephone  number,
 including  area  code:                        (702)  212-9900
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

State the number of shares outstanding of each of the issuer's classes of common
stock,  as of the latest practicable date:    48,450,000 Shares of Common Stock,
$0.001  par  value  outstanding  as  of  July 31,  2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in Accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2002 are not necessarily indicative of the results that can be expected for the year ending January 31, 2003.

                       WHISTLER INVESTMENTS, INC.

               INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                           JULY 31, 2002

                  (Unaudited - Prepared by Management)

                       WHISTLER INVESTMENTS, INC.
                    INTERIM CONSOLIDATED BALANCE SHEET
                  (Unaudited - Prepared by Management)


                                        July 31, 2002               January 31, 2002
------------------------------------------------------------------------------------
                                        (Unaudited)                     (Audited)
      ASSETS
CURRENT
  Cash                           $         506                   $      11,338
  Prepaid expenses                       7,180                               -
------------------------------------------------------------------------------------
                                         7,686                          11,338

CAPITAL ASSETS  (Note 3)             4,136,446                           7,503
MINERAL PROPERTY                         5,150                           5,150
DEBT ISSUE COSTS                        37,000                               -
------------------------------------------------------------------------------------
                                  $  4,186,282                    $      23,991
====================================================================================

      LIABILITIES

CURRENT
  Accounts payable and            $     48,068                    $       8,082
   other current liabilities
  Current portion of                   468,670                                -
  long-term debt (Note 4)

------------------------------------------------------------------------------------
                                       516,738                            8,082
====================================================================================

LONG-TERM DEBT  (Note 4)             3,273,370                                -
------------------------------------------------------------------------------------
                                     3,790,108                            8,082
------------------------------------------------------------------------------------

      STOCKHOLDERS' EQUITY

PREFERRED STOCK, $0.001 par value per share
  Authorized - 5,000,000 shares
  Issued - Nil                              -                                -

COMMON STOCK, $0.001 par value per share
  Authorized - 70,000,000 shares
  Issued - 48,450,000 shares           48,450                            8,450
  (January 31,2002 - 8,450,000 shares)

ADDITIONAL PAID IN CAPITAL            440,850                           80,850
DEFICIT                               (93,126)                         (73,391)
------------------------------------------------------------------------------------
                                      396,174                           15,909
------------------------------------------------------------------------------------
                             $      4,186,282                    $      23,991
====================================================================================


Approved on behalf of the Board:



--------------------------                    ------------------------
Gregory Navone - Director                     Stacey Fling - Director


                        See Accompanying Notes

                     WHISTLER INVESTMENTS, INC.
            INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                 (Unaudited - Prepared by Management)



                         For Three           For Three        For Six        For Six
                      Months Ended        Months Ended   Months Ended   Months Ended
                     July 31, 2002       July 31, 2001  July 31, 2002  July 31, 2001
====================================================================================

REVENUE
Rental income         $   110,101        $         -     $   110,101    $          -
Other revenue               2,773                263           2,778             760
------------------------------------------------------------------------------------
                          112,874                263         112,879             760

EXPENSES
Consulting                  5,000                  -           5,000               -
Depreciation               20,591                  -          21,057               -
General and                 5,410              1,674           8,408           3,598
administrative
Interest                   64,730                  -          64,730               -
Management fees             4,000                  -          11,500               -
Payroll                     7,811                  -           7,811               -
Professional fees               -              4,000           44,62           9,000
Security                    7,866                  -           7,866               -
Utilities                   1,616                  -           1,616               -
------------------------------------------------------------------------------------
                          117,024               5,674         132,614         12,598
------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD $   4,150       $       5,411          19,735         11,838

                        =============================

DEFICIT, BEGINNING OF PERIOD                           73,391           7,773
                                                 ----------------------------
DEFICIT, END OF PERIOD                            $    93,126    $     19,611
                                                 ============================

LOSS PER SHARE
  Basic and Diluted                                     $0.01           $0.01


Weighted average number of common shares outstanding
   Basic and Diluted                               35,116,667       8,450,000


                             See Accompanying Notes

                        WHISTLER INVESTMENTS, INC.
               INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                   (Unaudited - Prepared by Management)



                         For Three           For Three        For Six        For Six
                      Months Ended        Months Ended   Months Ended   Months Ended
                     July 31, 2002       July 31, 2001  July 31, 2002  July 31, 2001
====================================================================================


CASH FLOWS
PROVIDED BY
(USED FOR):

OPERATING ACTIVITIES
 Net loss             $  (4,150)         $   (5,411)     $   (19,735)   $   (11,838)
 for the period

Adjusted for item not affecting cash:

   Amortization          20,591                   -           21,057              -
-----------------------------------------------------------------------------------
                         16,441              (5,411)           1,322        (11,838)
-----------------------------------------------------------------------------------

Net changes in non-cash working capital items:
Prepaid expenses         (6,000)                  -          (7,180)              -
Accounts payable         34,860               1,502          39,986           3,000
and other current
liabilities
-----------------------------------------------------------------------------------
                         28,860               1,502          32,806           3,000
-----------------------------------------------------------------------------------
                         45,301              (3,909)         34,128          (8,838)
-----------------------------------------------------------------------------------

FINANCING ACTIVITIES
Repayments of            (7,960)                  -          (7,960)              -
mortgage payable

Debt issue costs        (37,000)                  -         (37,000)              -
-----------------------------------------------------------------------------------
                        (44,960)                  -         (44,960)              -
-----------------------------------------------------------------------------------

INCREASE (DECREASE)         341              (3,909)        (10,832)         (8,838)
IN CASH

CASH, BEGINNING OF PERIOD

                            165               73,779          11,338          78,708
------------------------------------------------------------------------------------
CASH, END OF PERIOD
                      $     506           $   69,870     $       506     $    69,870
====================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
   Interest          $   64,730                 -      $    64,730               -
   Income taxes               -                 -                -               -



                              See Accompanying Notes

                            WHISTLER INVESTMENTS, INC.
             INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     (Unaudited - Prepared by Management)



                                                            Additional
                                       Common Stock          Paid in      Accumulated     Total
                                       ----------------       Capital       Deficit
                                      Shares     Amount
====================================================================================================

BALANCE, as at January 31, 2001       8,450,000   $   8,450     $  80,850     $   (7,773) $  81,527


Issuance of stock for cash                    -           -             -              -          -

Net loss for the year                         -           -             -        (65,618)   (65,618)
----------------------------------------------------------------------------------------------------


BALANCE, as at January 31, 2002       8,450,000   $   8,450     $  80,850      $ (73,391) $  15,909


Issuance of stock for asset purchase 40,000,000      40,000       360,000              -    400,000

Net loss for the period                       -           -             -        (19,735)   (19,735)
----------------------------------------------------------------------------------------------------

BALANCE, as at July 31, 2002         48,450,000    $ 48,450     $ 440,850      $ (93,126) $ 396,174
====================================================================================================



                          See Accompanying Notes

                        WHISTLER INVESTMENTS, INC.
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            JULY 31, 2002
                 (Unaudited - Prepared by Management)
==============================================================================



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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. However, the Company has a working capital deficiency of $507,246 as at July 31, 2002. The Company has neither a history of earnings nor has it paid any dividends and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other related parties, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no assurance that the Company will produce a profit. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 2 - ASSET ACQUISITION

By an agreement dated April 10, 2002, the Company acquired a 100% interest in the real property and all buildings and improvements situated thereon, known as the Azra Shopping Center, located in Las Vegas, Nevada. The purchase price was $4,150,000 payable as follows: a promissory note to the vendor in the amount of $600,000; the issuance of 40,000,000 common stock at a deemed price of $0.01 per share; and the assumption of a first mortgage in the amount of $3,150,000.This transaction closed April 15, 2002, however, operations were transferred effective May 1, 2002.

                          WHISTLER INVESTMENTS, INC.
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 2002
                      (Unaudited - Prepared by Management)
============================================================================

NOTE 3 - CAPITAL ASSETS


                                                         July 31,      January 31,
                                                            2002             2002
                                    Accumulated         Net Book         Net Book
                     Cost          Depreciation            Value            Value
---------------------------------------------------------------------------------
Land     $        930,000         $           -    $     930,000   $            -
Building        3,220,000               (20,125)       3,199,875                -
Furniture          10,030                (3,459)           6,571            7,503
& fixtures
---------------------------------------------------------------------------------
         $      4,160,030         $     (23,584)   $   4,136,446   $        7,503
=================================================================================


NOTE 4 - LONG-TERM DEBT

                                                              July 31,     January 31,
                                                                2002          2002
--------------------------------------------------------------------------------------


a) Promissory Note - Due in 3 equal installments of
$200,000 on October 1, 2002, January 2, 2003 and
January 2,2004.  No interest is payable.  Late
payments are subject to simple interest payable on
the overdue principal at a fixed rate of 10% per
annum, calculated in advance monthly commencing on
the day after a principal payment is due.                   $  600,000   $          -


b) Mortgage - Payable in the amount of $26,370 per
month consisting of principal and interest. This debt
bears interest at the rate of 7.97% per annum and is
secured by a first mortgage against the land and building.   3,142,040              -
--------------------------------------------------------------------------------------

                                                             3,742,040

Less: current portion                                         (468,670)             -
--------------------------------------------------------------------------------------
                                                           $ 3,273,370   $          -
======================================================================================

Principle repayments:
-------------------------------------------

   2003                     $       432,632
   2004                             271,477
   2005                              76,679
   2006                              83,726
   2007                              90,648
-------------------------------------------

                            $       955,162
===========================================

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

At July 31, 2002, we had cash on hand of $506. We anticipate that during the next 12 months we will generate revenue of $430,000 from lease payments relating to the Azra Center. During the same period, we are required to pay $400,000 to the vendor of the Azra Center, $316,440 for Azra Center mortgage payments, $30,398 for property taxes and approximately $48,000 for general and administrative expenses. As well, we may incur up to an additional $41,000 on exploration of the Queen property.

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

We incurred operating expenses in the amount of $117,024 for the three month period ending July 31, 2002 including management fees totalling $4,000, depreciation expenses relating to our computer equipment and furniture of $20,591,general and administrative costs of 5,410. This compares to the same three-month period in 2001 which incurred no management, property exploration costs, stock transfer and filing or depreciation costs, professional fees of $4,000 and general and administrative costs totaling $1,674. Total operating expenses in the second quarter 2001 were 117,024.

Other than rental income of $110,101, we did only earned other revenue of 2,773 during the three-month period ending July 31, 2002. We do not anticipate earning revenues from our mineral property until such time as the development of our mineral properties is completed. We are presently in the exploration stage and we can provide no assurance that we will be successful in beginning and completing development of our mineral properties or earning revenues from our mineral properties once development is complete. We expect that monthly gross revenue from the suite leases at the Azra Shopping Center will be approximately $35,080.

We incurred a loss of $4,150 for the three-months ended July 31, 2002. Our net loss was attributable entirely to our operating expenses.

FINANCIAL  CONDITION

Liquidity  and  Financial  Condition

We had cash of $506 as of July 31, 2002. This is insufficient to pay our administrative expenses for twelve months following July 31, 2002 and to complete phase one of our exploration program for the Queen property.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     Whistler has become subject to a suit filed in Nevada District court to enforce a judgment in another case against a shareholder of Whistler. The judgment against the shareholder is in the amount of $49,000. Management anticipates that the suit against Whistler will be dismissed and that at worst the chances of any loss are minimal.

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

WHISTLER  INVESTMENTS,  INC.

Date: September 18,  2002


By:  --------------------------
     Stacey  Fling
     President  and  director