Form 10QSB/A
period 2002-07-31
WHISTLER INVESTMENTS INC /NV/
filed 2002-11-22
CIK 1141263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period _________ to _________


                        Commission File Number: 000-33391


                           WHISTLER INVESTMENTS, INC.
        (Exact name of small Business Issuer as specified in its charter)


                NEVADA                                           88-0490890
    (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)


 4440 East Washington Avenue, Suite 107
          Las Vegas, Nevada                                        89110
(Address of principal executive offices)                        (Zip Code)


         Issuer's telephone number, including area code: (702) 212-9900


                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)


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

                           WHISTLER INVESTMENTS, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2002

                      (Unaudited - Prepared by Management)

                           WHISTLER INVESTMENTS, INC.
                       INTERIM CONSOLIDATED BALANCE SHEET
                      (Unaudited - Prepared by Management)

                                                    July 31, 2002   January 31, 2002
                                                    -------------   ----------------
                                                     (Unaudited)        (Audited)
ASSETS
CURRENT
  Cash                                               $       506       $    11,338
  Prepaid expenses                                         7,180                --
                                                     -----------       -----------
                                                           7,686            11,338

CAPITAL ASSETS  (Note 3)                               4,136,446             7,503
MINERAL PROPERTY                                           5,150             5,150
DEBT ISSUE COSTS                                          37,000                --
                                                     -----------       -----------
                                                     $ 4,186,282       $    23,991
                                                     ===========       ===========
LIABILITIES
CURRENT
  Accounts payable and other current liabilities     $    48,068       $     8,082
  Current portion of long-term debt (Note 4)             468,670                --
                                                     -----------       -----------
                                                         516,738             8,082
                                                     ===========       ===========

LONG-TERM DEBT  (Note 4)                               3,273,370                --
                                                     -----------       -----------
                                                       3,790,108             8,082
                                                     -----------       -----------
STOCKHOLDERS' EQUITY
PREFERRED STOCK, $0.001 par value per share
  Authorized - 5,000,000 shares Issued - Nil                  --                --
COMMON STOCK, $0.001 par value per share
  Authorized - 70,000,000 shares Issued
  - 48,450,000 shares (January 31, 2002
  - 8,450,000 shares)                                     48,450             8,450


ADDITIONAL PAID IN CAPITAL                               440,850            80,850
DEFICIT                                                  (93,126)          (73,391)
                                                     -----------       -----------
                                                         396,174            15,909
                                                     -----------       -----------
                                                     $ 4,186,282       $    23,991
                                                     ===========       ===========

Approved on behalf of the Board:

---------------------------                   ---------------------------
Gregory Navone - Director                     Stacey Fling - Director


                             See Accompanying Notes

                           WHISTLER INVESTMENTS, INC.
               INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                      (Unaudited - Prepared by Management)

                                         For Three         For Three          For Six           For Six
                                        Months Ended      Months Ended      Months Ended      Months Ended
                                       July 31, 2002     July 31, 2001     July 31, 2002     July 31, 2001
                                       -------------     -------------     -------------     -------------
REVENUE
Rental income                           $   110,101       $        --       $   110,101       $        --
Other revenue                                 2,773               263             2,778               760
                                        -----------       -----------       -----------       -----------
                                            112,874               263           112,879               760

EXPENSES
Consulting                                    5,000                --             5,000                --
Depreciation                                 20,591                --            21,057                --
General and                                   5,410             1,674             8,408             3,598
administrative
Interest                                     64,730                --            64,730                --
Management fees                               4,000                --            11,500                --
Payroll                                       7,811                --             7,811                --
Professional fees                                --             4,000             44,62             9,000
Security                                      7,866                --             7,866                --
Utilities                                     1,616                --             1,616                --
                                        -----------       -----------       -----------       -----------
                                            117,024             5,674           132,614            12,598
                                        -----------       -----------       -----------       -----------

NET LOSS FOR THE PERIOD                 $     4,150       $     5,411            19,735            11,838
                                        ===========       ===========       ===========       ===========

DEFICIT, BEGINNING OF PERIOD                                                     73,391             7,773
                                                                            -----------       -----------
DEFICIT, END OF PERIOD                                                      $    93,126       $    19,611
                                                                            ===========       ===========
LOSS PER SHARE
    Basic and Diluted                                                       $      0.01       $      0.01

Weighted average number of common
  shares outstanding
    Basic and Diluted                                                        35,116,667         8,450,000


                             See Accompanying Notes

                           WHISTLER INVESTMENTS, INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Unaudited - Prepared by Management)

                                                     For Three       For Three       For Six         For Six
                                                   Months Ended    Months Ended    Months Ended    Months Ended
                                                  July 31, 2002   July 31, 2001   July 31, 2002   July 31, 2001
                                                  -------------   -------------   -------------   -------------
CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net loss for the period                              $ (4,150)       $ (5,411)       $(19,735)       $(11,838)
Adjusted for item not affecting cash:
Amortization                                           20,591              --          21,057              --
                                                     --------        --------        --------        --------
                                                       16,441          (5,411)          1,322         (11,838)
                                                     --------        --------        --------        --------
Net changes in non-cash working capital items:
Prepaid expenses                                       (6,000)             --          (7,180)             --
Accounts payable and other current liabilities         34,860           1,502          39,986           3,000
                                                     --------        --------        --------        --------
                                                       28,860           1,502          32,806           3,000
                                                     --------        --------        --------        --------
                                                       45,301          (3,909)         34,128          (8,838)
                                                     --------        --------        --------        --------
FINANCING ACTIVITIES
Repayments of mortgage payable                         (7,960)             --          (7,960)             --
Debt issue costs                                      (37,000)             --         (37,000)             --
                                                     --------        --------        --------        --------
                                                      (44,960)             --         (44,960)             --
                                                     --------        --------        --------        --------
INCREASE (DECREASE) IN CASH                               341          (3,909)        (10,832)         (8,838)
CASH, BEGINNING OF PERIOD                                 165          73,779          11,338          78,708
                                                     --------        --------        --------        --------
CASH, END OF PERIOD                                  $    506        $ 69,870        $    506        $ 69,870
                                                     ========        ========        ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                           $ 64,730              --        $ 64,730              --
  Income taxes                                             --              --              --              --

                             See Accompanying Notes

                           WHISTLER INVESTMENTS, INC.
             INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (Unaudited - Prepared by Management)


                                            Common Stock         Additional
                                      ------------------------    Paid in     Accumulated
                                        Shares        Amount      Capital       Deficit        Total
                                      -----------   ----------   ----------   ----------    ----------
BALANCE, as at January 31, 2001         8,450,000   $    8,450   $   80,850   $   (7,773)   $   81,527
Issuance of stock for cash                     --           --           --           --            --
Net loss for the year                          --           --           --      (65,618)      (65,618)
                                      -----------   ----------   ----------   ----------    ----------
BALANCE, as at January 31, 2002         8,450,000   $    8,450   $   80,850   $  (73,391)   $   15,909
Issuance of stock for asset purchase   40,000,000       40,000      360,000           --       400,000
Net loss for the period                        --           --           --      (19,735)      (19,735)
                                      -----------   ----------   ----------   ----------    ----------
BALANCE, as at July 31, 2002           48,450,000   $   48,450   $  440,850   $  (93,126)   $  396,174
                                      ===========   ==========   ==========   ==========    ==========

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

                           WHISTLER INVESTMENTS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2002
                      (Unaudited - Prepared by Management)


NOTE 3 - CAPITAL ASSETS

                                                         July 31,      January 31,
                                                          2002            2002
                                       Accumulated       Net Book        Net Book
                           Cost        Depreciation       Value           Value
                       ------------    ------------    ------------   ------------
Land                   $    930,000    $         --    $    930,000   $         --
Building                  3,220,000         (20,125)      3,199,875             --
Furniture & fixtures         10,030          (3,459)          6,571          7,503
                       ------------    ------------    ------------   ------------
                       $  4,160,030    $    (23,584)   $  4,136,446   $      7,503
                       ============    ============    ============   ============

NOTE 4 - LONG-TERM DEBT

                                                       July 31,     January 31,
                                                          2002          2002
                                                      -----------   -----------
a)   Promissory   Note  -  Due  in  3   equal
installments  of $200,000 on October 1, 2002,
January  2,  2003  and  January  2,2004.   No
interest  is  payable.   Late   payments  are
subject  to simple  interest  payable  on the
overdue  principal at a fixed rate of 10% per
annum,    calculated   in   advance   monthly
commencing  on  the  day  after  a  principal
payment is due.                                       $   600,000   $        --

b)  Mortgage  -  Payable  in  the  amount  of
$26,370 per month consisting of principal and
interest.  This debt  bears  interest  at the
rate of 7.97% per annum and is  secured  by a
first mortgage against the land and building.           3,142,040            --
                                                      -----------   -----------
                                                        3,742,040            --

Less: current portion                                    (468,670)           --
                                                      -----------   -----------
                                                      $ 3,273,370   $        --
                                                      ===========   ===========

Principle repayments:
  2003                                                $   432,632
  2004                                                    271,477
  2005                                                     76,679
  2006                                                     83,726
  2007                                                     90,648
                                                      -----------
                                                      $   955,162
                                                      ===========

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

The cost of Mr. McCrossan's assessment work converted to U.S. dollars from Canadian funds (CDN$1 = US$0.65) was as follows:

     Geologist at $260 per day:                $1,300
     Vehicle rental                            $  228
     Hotel, food, gas, miscellaneous:          $  338
     Assays                                    $  670
     Drafting, typing, photocopies             $  179
                                               ------
     Total:                                    $2,715
                                               ======

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

WHISTLER INVESTMENTS, INC.

Date: November 20, 2002


By: /s/ Holly Roseberry
    --------------------------
    Holly Roseberry
    Secretary and director

                                  CERTIFICATION

     In connection with the Quarterly Report of Whistler Investments, Inc., (the "Company") on Form 10-Q for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Holly Roseberry, Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.


Date: November 20, 2002                 /s/ Holly Roseberry
                                        -------------------------------------
                                        Holly Roseberry
                                        CHIEF EXECUTIVE AND FINANCIAL OFFICER