Form 10QSB
period 2002-10-31
WHISTLER INVESTMENTS INC /NV/
filed 2002-11-22
CIK 1141263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 31, 2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period ________ to ________


                        Commission File Number 000-33391


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,450,000 Shares of Common Stock, $0.001 par value outstanding as of October 31, 2002.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in Accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2002 are not necessarily indicative of the results that can be expected for the year ending January 31, 2003.

                           WHISTLER INVESTMENTS, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2002

                      (Unaudited - Prepared by Management)

                           WHISTLER INVESTMENTS, INC.
                       INTERIM CONSOLIDATED BALANCE SHEET
                      (Unaudited - Prepared by Management)

                                                     October 31,    January 31,
                                                         2002          2002
                                                     -----------    -----------
                                                     (Unaudited)     (Audited)
                                     ASSETS
CURRENT
Cash                                                 $        --    $    11,338
Accounts receivable                                       13,847             --
Prepaid expenses                                          19,180             --
                                                     -----------    -----------
                                                          33,027         11,338

CAPITAL ASSETS (NOTE 3)                                4,115,855          7,503
MINERAL PROPERTY                                           5,150          5,150
DEBT ISSUE COSTS                                          37,000             --
                                                     -----------    -----------
                                                     $ 4,191,032    $    23,991
                                                     ===========    ===========
                                  LIABILITIES
CURRENT
Bank overdraft                                       $    72,238    $        --
Accounts payable and other current liabilities            82,809          8,082
Current portion of long-term debt (NOTE 4)               490,235             --
                                                     -----------    -----------
                                                         645,282          8,082

LONG-TERM DEBT (NOTE 4)                                3,242,559             --
                                                     -----------    -----------
                                                       3,887,841          8,082
                                                     -----------    -----------
                              STOCKHOLDERS' EQUITY

PREFERRED STOCK, $0.001 par value per share
  Authorized - 5,000,000 shares Issued - Nil                  --             --
COMMON STOCK, $0.001 par value per share
  Authorized - 70,000,000 shares
  Issued - 48,450,000 shares
  (January 31, 2002 - 8,450,000 shares)                   48,450          8,450
ADDITIONAL PAID IN CAPITAL                               440,850         80,850
DEFICIT                                                 (186,109)       (73,391)
                                                     -----------    -----------
                                                         303,191         15,909
                                                     -----------    -----------
                                                     $ 4,191,032    $    23,991
                                                     ===========    ===========

APPROVED ON BEHALF OF THE BOARD:

-------------------------------                  -------------------------------
Gregory Navone - Director                        Stacey Fling - Director

                             See Accompanying Notes

                           WHISTLER INVESTMENTS, INC.
               INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                      (Unaudited - Prepared by Management)

                                                 FOR THREE       FOR THREE       FOR NINE         FOR NINE
                                               MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED
                                                OCTOBER 31,     OCTOBER 31,     OCTOBER 31,     OCTOBER 31,
                                                    2002            2001            2002            2001
                                                -----------     -----------     -----------     -----------
REVENUE
Rental income                                   $   105,968     $        --     $   216,069     $        --
Other revenue                                         3,992             246           6,770           1,007
                                                -----------     -----------     -----------     -----------
                                                    109,960             246         222,839           1,007
                                                -----------     -----------     -----------     -----------
EXPENSES
Consulting                                            6,000              --          11,000              --
Depreciation                                         20,591              --          41,648              --
Financing costs                                      20,621              --          20,621              --
General and administrative                            4,061           2,352          12,469           2,951
Insurance                                             6,227              --           6,227              --
Interest                                             99,731              --         164,461              --
Management fees                                          --              --          11,500              --
Payroll                                                 468              --           8,279              --
Professional fees                                     2,000          14,581           6,626          19,831
Property taxes                                       25,372              --          25,372              --
Rent and office                                          --           1,500              --           4,500
Security                                              2,852              --          10,718              --
Utilities                                            15,020              --          16,636              --
                                                -----------     -----------     -----------     -----------
                                                    202,943          18,433         335,557          27,282
                                                -----------     -----------     -----------     -----------
NET LOSS FOR THE PERIOD                         $    92,983     $    18,187         112,718          26,275
                                                ===========     ===========
DEFICIT, BEGINNING OF PERIOD                                                         73,391           7,773
                                                                                -----------     -----------
DEFICIT, END OF PERIOD                                                          $   186,109     $    34,048
                                                                                ===========     ===========

LOSS PER SHARE
    Basic and Diluted                                                           $     0.003     $     0.003

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
    Basic and Diluted                                                            39,561,111       8,450,000


                             See Accompanying Notes

                           WHISTLER INVESTMENTS, INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Unaudited - Prepared by Management)

                                                           FOR THREE        FOR THREE         FOR NINE         FOR NINE
                                                          MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                                                           OCTOBER 31,      OCTOBER 31,      OCTOBER 31,      OCTOBER 31,
                                                              2002             2001             2002             2001
                                                           ---------        ---------        ---------        ---------
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
  Net loss for the period                                  $ (92,983)       $ (18,187)       $(112,718)       $ (26,275)
  Adjusted for item not affecting cash:
    Amortization                                              20,591               --           41,648               --
                                                           ---------        ---------        ---------        ---------
                                                             (72,392)         (18,187)         (71,070)         (26,275)
                                                           ---------        ---------        ---------        ---------
  Net changes in non-cash working capital items:
    Accounts receivable                                      (13,847)              --          (13,847)              --
    Prepaid expenses                                         (12,000)              --          (19,180)              --
    Accounts payable and other current liabilities            34,741           (3,750)          74,727           (4,500)
                                                           ---------        ---------        ---------        ---------
                                                               8,894           (3,750)          41,700           (4,500)
                                                           ---------        ---------        ---------        ---------
                                                             (63,498)         (21,937)         (29,370)         (30,775)
                                                           ---------        ---------        ---------        ---------
FINANCING ACTIVITIES
Proceeds from long-term debt                                 200,000               --          200,000               --
Repayments of long-term debt                                (209,246)              --         (217,206)              --
Debt issue costs                                                  --               --          (37,000)              --
                                                           ---------        ---------        ---------        ---------
                                                              (9,246)              --          (54,206)              --
                                                           ---------        ---------        ---------        ---------
DECREASE IN CASH                                             (72,744)         (21,937)         (83,576)         (30,775)
CASH, BEGINNING OF PERIOD                                        506           69,870           11,338           78,708
                                                           ---------        ---------        ---------        ---------
CASH, END OF PERIOD                                        $ (72,238)       $  47,933        $ (72,238)       $  47,933
                                                           =========        =========        =========        =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
    Interest                                               $  99,731               --        $ 164,461               --
    Income taxes                                                  --               --               --               --

                             See Accompanying Notes

                           WHISTLER INVESTMENTS, INC.
             INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (Unaudited - Prepared by Management)

                                            Common Stock         Additional
                                      ------------------------     Paid In    Accumulated
                                         Shares       Amount       Capital      Deficit        Total
                                      -----------   ----------   ----------   ----------    ----------
BALANCE, AS AT JANUARY 31, 2001         8,450,000   $    8,450   $   80,850   $   (7,773)   $   81,527
Issuance of stock for cash                     --           --           --           --            --
Net loss for the year                          --           --           --      (65,618)      (65,618)
                                      -----------   ----------   ----------   ----------    ----------
BALANCE, AS AT JANUARY 31, 2002         8,450,000   $    8,450   $   80,850   $  (73,391)   $   15,909
Issuance of stock for asset purchase   40,000,000       40,000      360,000           --       400,000
Net loss for the period                        --           --           --     (112,718)     (112,718)
                                      -----------   ----------   ----------   ----------    ----------
BALANCE, AS AT OCTOBER 31, 2002        48,450,000   $   48,450   $  440,850   $ (186,109)   $  303,191
                                      ===========   ==========   ==========   ==========    ==========

                             See Accompanying Notes

                           WHISTLER INVESTMENTS, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2002
                      (Unaudited - Prepared by Management)


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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. However, the Company has a working capital deficiency of $612,255 as at October 31, 2002. The Company has neither a history of earnings nor has it paid any dividends and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other related parties, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no assurance that the Company will produce a profit. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                           WHISTLER INVESTMENTS, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2002
                      (Unaudited - Prepared by Management)


NOTE 3 - CAPITAL ASSETS

                                                        OCTOBER 31,    JANUARY 31,
                                                           2002           2002
                                       ACCUMULATED       NET BOOK       NET BOOK
                           COST        DEPRECIATION       VALUE          VALUE
                       ------------    ------------    ------------   ------------
Land                   $    930,000    $         --    $    930,000   $         --
Building                  3,220,000         (40,250)      3,179,750             --
Furniture & fixtures         10,030          (3,925)          6,105          7,503
                       ------------    ------------    ------------   ------------
                       $  4,160,030    $    (44,175)   $  4,115,855   $      7,503
                       ============    ============    ============   ============

NOTE 4 - LONG-TERM DEBT
                                                      OCTOBER 31,   JANUARY 31,
                                                         2002           2002
                                                     ------------   -----------
a)   Promissory   Note  -  Due  in  3   equal
installments  of $200,000 on October 1, 2002,
January  2,  2003 and  January  2,  2004.  No
interest  is  payable.   Late   payments  are
subject  to simple  interest  payable  on the
overdue  principal at a fixed rate of 10% per
annum,    calculated   in   advance   monthly
commencing  on  the  day  after  a  principal
payment is due.                                      $    420,175   $        --

b)  Promissory  Note  - Due in  August  2003,
bearing  interest  at the  rate  of  15%  per
annum,  secured by a second mortgage  against
the land and building.                                    200,000            --

b)  Mortgage  -  Payable  in  the  amount  of
$26,370 per month consisting of principal and
interest.  This debt  bears  interest  at the
rate of 7.97% per annum and is  secured  by a
first mortgage against the land and building.           3,112,619            --
                                                     ------------   -----------
                                                        3,732,794
Less: current portion                                    (490,235)           --
                                                     ------------   -----------
                                                     $  3,242,559   $        --
                                                     ============   ===========

Principle repayments:
  2003                                               $    452,807
  2004                                                    271,477
  2005                                                     76,679
  2006                                                     83,726
  2007                                                     90,648
                                                     ------------
                                                     $    975,337
                                                     ============

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

WHISTLER INVESTMENTS, INC.

Date: November 20, 2002


By: /s/ Holly Roseberry
    --------------------------
    Holly Roseberry
    SECRETARY AND DIRECTOR

                                  CERTIFICATION

     In connection with the Quarterly Report of Whistler Investments, Inc., (the "Company") on Form 10-Q for the period ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Holly Roseberry, Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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