Form 10KSB
period 2003-01-31
WHISTLER INVESTMENTS INC /NV/
filed 2003-05-01
CIK 1141263

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For the fiscal year ended January 31, 2003
                                ----------------
[  ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange
      Act Of 1934

      For the transition period from _____ to _____

COMMISSION FILE NUMBER:          000-33391
                            ------------------

                        WHISTLER INVESTMENTS, INC.
-------------------------------------------------------------------------------
               (Name of small business issuer in its charter)

                NEVADA                        98-0339467
-----------------------------------------     ---------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


4440 East Washington Avenue, Suite 107
Las Vegas, Nevada                             89110
-----------------------------------------     ---------------------------------
(Address of principal executive offices)      (Zip Code)

(702) 212-9900
-----------------------------------------
Issuer's telephone number

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

Yes  [X]   No  [__]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.).

$835,000 based on the market value of our shares of common stock of $0.167 on March 31, 2003

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 48,450,000 shares of common stock as at May 1, 2003.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

In General

We are engaged in the exploration of mineral properties. We currently own a 100% interest, subject to a 2% net smelter returns royalty, in 20 mineral claims units located near Port Alice, British Columbia.

Disposition of Azra Shopping Center

By  an  agreement  dated  April  10,  2002,  we  acquired  from   Salim S.  Rana
Investments, Corp., a private Nevada company, a 100% interest in the real property and all buildings and improvements situated thereon, known as the Azra Shopping center, located in Las Vegas, Nevada. The purchase price was $4,150,000 and was paid as follows:

1.    We issued 40,000,000 shares of common stock for $0.01 per share;

2.    We assumed a first mortgage on the Azra Shopping Center for $3,150,000;
      and

3.    We issued a promissory note for $600,000 to Salim S. Rana Investments,
      Corp.

We completed the acquisition through our wholly-owned subsidiary, Whistler Commercial Holding, Inc., on April 15, 2002, with operations transferring effective May 1, 2002.

On January 1, 2003, we sold 100% of the issued and outstanding capital of Whistler Commercial Holding, Inc. to an unrelated party for $100. As part of the agreement, we agreed to assume debt in the amount of $377,960 that Whistler Commercial Holding, Inc. owed to Salim S. Rana Investments, Corp. We incurred a loss of $757,024 during the fiscal year from these discontinued operations.

Proposed Acquisition of Crown Medical Systems, Inc.

Subsequent to our fiscal year end, on April 14, 2003, we entered into a letter of intent to acquire a 100% equity interest in Crown Medical Systems, Inc. ("CMS"), a private Texas company. CMS owns a private label Pen Tablet PC and related agreements and licenses for software and interface applications for use by physician offices, medical clinics and small hospitals.

The agreement is subject to:

1. us arranging the cancellation of 40,000,000 restricted shares of common stock in our capital currently held by Salim S. Rana;

2. a forward split of our share capital on a four new shares for one old share basis following the restricted share cancellation; and

3.    mutual due diligence.

In consideration for the issued and outstanding shares of CMS, we will be obligated to issue 24,953,333 post-split restricted shares of common stock and 10,000,000 non-voting shares of preferred stock in our capital to the shareholders of CMS. Each preferred share shall be convertible into one share of common stock upon CMS attaining sales revenues of $10,000,000 over a 12-month period. We are also required to advance $100,000 to CMS at closing, as well as an additional $400,000 within 90 days of closing. At closing, the representatives of CMS shall be authorized to appoint a majority of our directors, including the president.

We can provide no assurance that our agreement with CMS will complete. The parties are currently preparing a formal purchase and sale agreement for execution. There is no guarantee that a formal agreement will be executed or completed.

Queen Mineral Property

Through a mineral property staking and sales agreement dated September 19, 2000, we retained Mr. Edward McCrossan to stake 20 mineral claims units located approximately 20 kilometres west-northwest of Port Alice on Vancouver Island, Nanaimo Mining Division, British Columbia in an area having the potential to contain economic copper-gold and/or gold-silver mineralization. We refer to this mineral property as the Queen property. The Canadian government owns fee simple title to the lands comprising the Queen property. Mr. McCrossan is the registered owner of the mineral rights respecting the Queen property. Mr. McCrossan concurrently agreed to sell to us a 100% interest in the staked claims except for a 2% net smelter returns royalty for the sum of $2,550 payable upon execution of the agreement and a further $2,600 payable by October 10, 2000. We made these two payments by the required deadlines. Mr. McCrossan holds the Queen property in trust for us as provided by paragraph 4.2 of the property staking and sales agreement dated September 19, 2000.

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

The cost of Mr. McCrossan's assessment work was approximately as follows:

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

Geological Report

The geological report concluded that Northern Vancouver Island has the potential to host precious metal or polymetallic mineral occurrences and deposits. The geological report has thus recommended further work be done on the property in an initial phase program of grid emplacement accompanied by geological, geochemical and geophysical surveys. Grid emplacement involves dividing a portion of the property being explored into small sections. Our consulting geologist will then records results based on the section from which a sample is taken.

The geochemical portion of the initial phase program will consist of our consulting geologist and his assistant gathering chip samples and grab samples from property areas with the most potential to host economically significant mineralization based on past exploration results. Grab samples are soil samples or pieces of rock that appear to contain precious metals such as gold and silver, or industrial metals such as copper and nickel. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content.

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

The recommended budget for the first phase of the work program is as follows:

Project administration and logistics:                  $3,300.00
Aerial photograph acquisition and interpretation:      $1,500.00
Geologist ($270/day):                                  $3,375.00
Geophysicist ($270/day):                               $3,375.00
Assistants ($70/day):                                 $10,500.00
Sample processing:                                     $5,500.00
Vehicle rental and fuel:                               $2,000.00
Field equipment and rental:                            $1,000.00
Travel, accommodations:                                $2,000.00
Data compilation and reports:                          $6,700.00
Drafting, typing, photocopies:                         $1,500.00
Miscellaneous:                                           $350.00

Total Phase I Costs:                                  $41,100.00

We have completed approximately $2,000 of this work program to date.

Our decision whether or not to proceed with this exploration program will be based on our ability to complete our acquisition of all the issued and outstanding shares of common stock in the capital of Crown Medical Systems, Inc. If we complete our acquisition of Crown Medical Systems, Inc., we will consider abandoning our interest in the Queen Mineral Property. In any event, our ability to complete the phase I work program is contingent on our ability to raise additional funds through the sale of our stock.

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

Employees

As of the date of this report, we do not have any employees   other   than   our
officers.  We intend to retain independent  geologists  and   consultants  on  a
contract basis to conduct exploration work programs on the Queen property.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We have no subsidiaries.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINES WILL FAIL

Our current operating funds are less than necessary to complete the development and exploration of our mineral claim or to fund the acquisition of any other business assets, and therefore we will need to obtain additional financing in order to complete our business plan. As of January 31, 2003, we had cash in the amount of $104. Our business plan calls for expenditures of $41,100 in connection with the initial development of our mineral claim and $500,000 in connection with our potential acquisition of a 100% interest in Crown Medical Systems Inc.

We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for any minerals found, investor acceptance of our property, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We believe the only realistic source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration or development thereof, which is not presently contemplated.

Because we have only recently commenced business operations, we face a high risk of business failure

Since our incorporation in April 2000, we have been involved in the investigation and acquisition of various business opportunities including the exploration of the Queen Mineral Property in British Columbia, the Azra Shopping Center in Las Vegas, a Vancouver based coffee franchise, producing oil and gas properties in California and a medical software product and services company. To date, none of these business opportunities has resulted in our generate of meaningful revenue.

Our only current business is the exploration of the Queen Mineral Property in British Columbia. We have only begun a small portion of the initial stages of exploration of our mineral claim, and thus have no way to evaluate the likelihood that we will be able to operate this business successfully.

We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and development, and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from the exploration and development of our mineral claims, we will not be able to achieve profitability or continue operations.

Because management has only limited  experience  in   mineral  exploration,  the
business has a higher risk of failure

Our management, while experienced in business operations, has only limited experience in mineral exploration. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan in the exploration and development of our mineral property.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that our mineral claim contains commercially exploitable reserves. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of our mineral property may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and development and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

If we discover commercial reserves of precious metals on our mineral property, we can provide no assurance that we will be able to successfully place the mineral claims into commercial production

Our mineral property does not contain any known bodies of ore. If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to place the mineral claims into commercial production. In such an event, we may be unable to do so.

If we do not obtain clear title to our mineral claim, our business may fail

While we have obtained geological reports with respect to our mineral property, this should not be construed as a guarantee of title. The property may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. Our mining property has not been surveyed and therefore, the precise locations and areas of the property may be in doubt.

Because market factors in the mining business are largely out of our control, we may not be able to market any ore that may be found

The mining industry, in general, is intensively competitive and we can provide no assurance to investors even if commercial quantities of ore are discovered that a ready market will exist for the sale of any ore found. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

If we become subject to burdensome  government   regulation   or   other   legal
uncertainties, our business will be negatively affected

To date, there are several governmental regulations that have materially restricted the use and development of ore. In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring or developing ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

ITEM 2.     DESCRIPTION OF PROPERTY.

Our executive offices are located at 4440 East Washington Avenue, Suite 107, Las Vegas, Nevada, 89110. We do not pay rent for the use of these offices.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our  knowledge,   no
such proceedings are threatened or contemplated. At this time we have no bankruptcy, receivership or similar proceedings pending.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending January 31, 2003.

                                   PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

Our shares of common stock trade have traded on the NASD OTC Bulletin Board since March 4, 2002. The OTC Bulletin Board is a network of security dealers who buy and sell stock. A computer network that provides information on current "bids" and "asks", as well as volume information, connects the dealers. The following table sets forth the high and low closing prices of our common shares traded on the OTC Bulletin Board:

Period                                        High               Low
------                                        ----               ---

March 4, 2002 to April 30, 2002              no trades
May 1, 2002 to July 31, 2002                 $1.07             $0.20
August 1, 2002 to October 31, 2002           $1.01             $0.07
November 1, 2002 to January 31, 2003         $0.14             $0.075

The above quotations are taken from information provided by   Canada  Stockwatch
and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Common Stock

As of April 28, 2003, we had 12 registered shareholders of our common stock.

Rule 144 Shares

A total of 3,850,000 shares of our common stock are available for resale to the public in accordance with the volume and trading limitations of Rule 144 of the Act. An additional 40,000,000 shares of our common stock are available for resale to the public after April 15, 2003 in accordance with the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

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

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this prospectus, persons   who   are   our   affiliates   hold
43,850,000 of the shares that may be sold pursuant to Rule 144.

Stock Option Grants

To date, we have not granted any stock options.

Dividends

There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, a fter giving effect to the distribution of the dividend:

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

Recent Sales of Unregistered Securities

On April 15, 2002, we issued 40,000,000 shares of common stock at a deemed price of $0.01 per share to Salim S. Rana Investments, Corp., the vendor of the Azra Shopping Center. These shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION

Plan of Operation

Our plan of operations for the twelve months following the date  of  this annual
report is to complete  the  following   objectives   within   the  time  periods
specified, assuming we obtain the funding necessary:

1. We intend to proceed with the acquisition of a 100% interest in Crown Medical Systems, Inc. by completing our due diligence of its affairs, raising the $500,000 necessary to meet our fiscal obligations pursuant to the agreement and reorganizing our share capital in accordance with the requirements of the agreement.

2. Should we complete our acquisition of Crown Medical Systems, Inc., the $500,000 that we are obligated to provide for to the company will be used for expansion and marketing of its business operations.

3. We will attempt to raise the funds necessary to complete the recommended phase one work program on the Queen Mineral Property located on Vancouver Island in British Columbia. We expect to raise this money through the sale of our securities on a private placement basis. Our ability to raise this money through the sale of shares, estimated to be approximately $39,000, will depend on the market conditions at the time, the price of copper and the results from the phase one program. If we are unable to raise the necessary funds, we will be forced to find a joint venture partner for exploration of the property or to abandon the property. If we locate a joint venture partner, we will likely be forced to provide it with a portion of our interest in the Queen property in exchange for a commitment to fund further exploration. We will likely proceed with the phase one program only if we are unable to complete our acquisition of Crown Medical Systems, Inc.

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

At January 31, 2003,  we  had cash on  hand  of  $104.   We  do  not  anticipate
generating any significant revenue from operations during the next 12 months.

We will not be able to meet all of the above obligations unless we are able to raise additional financing of at least $587,000. There is no guarantee that we will be able to secure such funding. We anticipate raising these funds through the sale of our securities on a private placement basis. Due to the nature of our business and the high risk involved, we are unlikely to qualify for additional bank or traditional debt financing. We do not have any arrangements in place for any future equity financing. We cannot assure investors that we will be able to raise sufficient funding from the sale of our common stock to fund operations.

Results Of Operations for Year Ended January 31, 2003

During the twelve-month period ended January 31, 2003, we earned interest income of $105. We do not anticipate earning revenues from our mineral property until such time as we have entered into commercial production. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $57,424 for the fiscal year ended January 31, 2003 including general and administrative costs of $23,082, management fees of $11,500, legal, accounting and audit fees totaling $20,358, depreciation expenses relating to our computer equipment and furniture of $1,864 and rent and office costs of $620. We also incurred additional losses during the fiscal year of $757,024 relating to the Azra Shopping Center. This amount includes net operating losses of $92,251 and a $664,773 loss on the sale of the shopping center. Accordingly, we realized a net loss for the fiscal year of $814,343.

At fiscal year end, we had cash on hand of $104. As well, we held computer equipment and furniture recorded at $5,639 and our Queen Mineral Property recorded at $5,150. Our liabilities at the same date totaled $409,327 and consisted of accounts payable and accrued liabilities of $30,467 and $378,860 due to our major shareholder, Salim Rana, in connection with our acquisition of the Azra shopping center.

Our net loss in fiscal 2003 increased by $748,725 as compared to fiscal 2002. This was exclusively due losses associated with the operation and sale of the Azra shopping center that totaled $757,024. Administrative costs fell from $65,618 in fiscal 2002 to $57,318 in fiscal 2003 due to a reduction in professional fees. We incurred $50,740 in legal and audit fees in 2002 (2003 -

$20,358) due to costs associated with the filing of our registration statement and our application for listing on the OTC Bulletin Board.

5.2     Liquidity and Capital Resources

Since our incorporation, we have  financed  our  operations  almost  exclusively through the sale of our common shares to investors. We expect to finance operations through the sale of equity in the foreseeable future as we do not receive revenue from our current business operations. There is no guarantee that we will be successful in arranging financing on acceptable terms.

At January 31, 2003, we had nominal cash on hand. Our ability to raise additional capital is affected by trends and uncertainties beyond our control. These include the market prices for base and precious metals and results from our exploration programs. Our ability to attain our business objectives may be significantly impaired if prices for metals fall or if results from exploration programs on properties we acquire are unsuccessful.

Our auditors are of the opinion that our continuation as a going concern is in doubt. Our continuation as a going concern is dependent upon continued financial support from our shareholders and other related parties.

ITEM 7. FINANCIAL STATEMENTS.

The information requested by this item is set forth in Item 13 of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of May 1, 2003 are as follows:

Executive Officers:

Name of Officer                Age                   Office
--------------------          -----                  ------
Holly Roseberry                 51           President and Chief Executive
                                             Officer
Mehboob Charania                48           Secretary, Treasurer and Chief
                                             Financial Officer

Directors:

Name of Director   Age
----------------              -----
Holly Roseberry                 51
Gregory Navone                  55

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Ms. Holly Roseberry was appointed as our secretary, treasurer and chief financial officer on February 20, 2002. On November 15, 2002, she resigned from these positions and was appointed as our president, chief executive officer and as a director. From 2001 to the present, she has acted as manager for 24/7 Drycleaning Laundromat, a private Las Vegas business. She obtained a Bachelor of Arts degree from Sacred Heart University in Bridgeport, Connecticut in 1973. Ms. Roseberry was employed as business office manager of the Las Vegas location of Wards Department Store from 1997 to 1999; Ms. Roseberry was not employed from 1999-2001. From 1993 to 1996, she acted as human resources manager of the same location.

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

Mr. Mehboob Charania has acted as our secretary, treasurer and chief financial officer since November 15, 2002. Since June 2001, Mr. Charania has been the owner and operator of Infusion Bistro, a restaurant located in Calgary, Alberta. From 1998 to 2001, he acted as a manager at IBM's Calgary office.

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

Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended January 31, 2003 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late by the following persons:


                                    Number      Transactions   Known Failures
                                    Of late     Not Timely     To File a
Name and principal position         Reports     Reported       Required Form
---------------------------        -----------  ------------   --------------
Holly Roseberry                        0             0               0
President, C.E.O., and Director

Mehboob Charania                       0             0               0
Secretary, Treasurer and C.F.O.

Gregory Navone                         0             0               0
Director
-----------------------------------------------------------------------------


ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth certain information as to the Company's highest paid executive officers and directors for the Company's fiscal year ended
January 31, 2003. No other compensation was paid to any such officer or directors other than the cash and stock option compensation set forth below.


                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------
                                    ANNUAL COMPENSATION        LONG TERM COMPENSATION
                                   ---------------------  -----------------------------------------------
                                                  Other           AWARDS            PAYOUTS          All
                                                  Annual  --------------------------------------   Other
                                                  Compen-    Restricted  Options/   LTIP payouts  Compen-
 Name         Title        Year    Salary  Bonus  sation  Stock Awarded  SARs *(#)      ($)        sation
 --------------------------------------------------------------------------------------------------------

Holly       President      2003     0       0      0           0             0           0           0
Roseberry   CEO and
            Director
---------------------------------------------------------------------------------------------------------
Stacey      Former         2003     0       0      0           0             0           0           0
Fling       President
            CEO, &
            Director
---------------------------------------------------------------------------------------------------------
Mehboob     Secretary      2003     0       0      0           0             0           0           0
Charania    Treasurer
            CFO
---------------------------------------------------------------------------------------------------------
Gregory     Director       2003     0       0      0           0             0           0           0
Navone
---------------------------------------------------------------------------------------------------------


STOCK OPTION GRANTS

We did not grant any stock options to the executive officers   during   our most
recent fiscal year ended January 31, 2003.  We have also not granted any   stock
options to the executive officers since January 31, 2003.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our officers, directors and employees during the financial year ended January 31, 2003. No stock options have been executed since January 31, 2003.

OUTSTANDING STOCK OPTIONS

We do not have any stock options outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 1, 2003 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.


                  Name and address                Number of Shares   Percentage of
Title of class    of beneficial owner             of Common Stock    Common Stock(1)
-------------     -------------------             ----------------   ---------------

Common Stock      Salim S. Rana                      40,000,000            82.6%
                  4440 East Washington Avenue
                  Suite 107,
                  Las Vegas, Nevada 89110

Common Stock     	Stacey Fling                   3,850,000             7.8%
                  4440 East Washington Avenue
                  Las Vegas, Nevada 89019

Common Stock     	Holly Roseberry                   NIL                NIL
                  President, CEO, Director
                  4440 East Washington Avenue
                  Las Vegas, Nevada 89019

Common Stock      Gregory Navone                          NIL                NIL
                  Director
                  4440 East Washington Avenue
                  Las Vegas, Nevada 89019

Common Stock      Mehboob Charania                        NIL                NIL
                  Secretary, Treasurer, CFO
                  4440 East Washington Avenue
                  Las Vegas, Nevada 89019

Common Stock      All Officers and DirectorsNIL           NIL                NIL
                  as a Group that consists of
                  three people


(1) As of May 1, 2003, there were 48,450,000 shares of our common stock issued and outstanding.

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

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future other than a letter of intent between us and Crown Medical Systems, Inc. whereby the current shareholders of Crown Medical Systems, Inc. would collectively own over 50% of our issued and outstanding capital at closing. Refer to "Item 1. Description of Business - Proposed Acquisition of Crown Medical Systems, Inc." above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  * Any of our directors or officers;
  * Any person proposed as a nominee for election as a director;
  * Any person who beneficially owns, directly or indirectly, shares carrying
    more than 10% of the voting     rights attached to our outstanding shares
    of common stock;
  * Any of our promoters;
  * Any relative or spouse of any of the foregoing persons who has the same house as such person.

By an agreement dated May 1, 2000, we previously   paid   $500   per   month  in
consideration of office rent to Dewey Jones, our former president and  director.

In connection with its disposition of the Azra Shopping  Center   on  January 1,
2003, we agreed to assume debt in the amount of $377,960 owing to Salim S. Rana, our majority shareholder.

On February 20, 2002, our president, Stacey Fling purchased 3,800,000 shares of common stock from our former president, Dewey Jones, for $3,800. On January 28, 2003, Ms. Fling purchased 50,000 shares of common stock from Joyce Messer in a private transaction. The aggregate price for the shares was $2,500.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

Item 13(a)
----------

Financial Statements
--------------------
Index to Financial Statements:

Our audited Financial Statements, as described below, are attached hereto.

1. Audited Financial Statements
(a) Auditor's Report
(b) Balance Sheets
(c) Statements of Operations
(d) Statements of Cash Flows
(e) Statements of Stockholder's Equity
(f) Notes to Financial Statements

                          WHISTLER INVESTMENTS, INC.
                        (An Exploration Stage Company)

                             FINANCIAL STATEMENTS

                               January 31, 2003

LANCASTER & DAVID
---------------------
CHARTERED ACCOUNTANTS



                      REPORT OF INDEPENDENT AUDITORS
                      ------------------------------

To the Board of Directors and Stockholders of Whistler Investments, Inc.

We have audited the accompanying balance sheets of Whistler Investments, Inc. as at January 31, 2003 and 2002, and the related statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards used in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whistler Investments Inc., as at January 31, 2003 and 2002, and the related statements of operations, cash flows and stockholders' equity for the years then ended, in conformity with generally accepted accounting principles used in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has losses from operations since inception, no source of revenues and insufficient working capital available to meet ongoing financial obligations over the next fiscal year. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments which might result from the outcome of this uncertainty.


                                                    "Lancaster & David"  signed

                                                          Chartered Accountants


Vancouver, Canada
April 29, 2003

                          WHISTLER INVESTMENTS, INC.
                        (An Exploration Stage Company)

                               BALANCE SHEETS
                         (Expressed in US Dollars)

                                                            January 31,       January 31,
                                                               2003              2002
========================================================================================

ASSETS

CURRENT
  Cash                                                  $       104        $     11,338
PROPERTY AND EQUIPMENT (Note 3)                               5,639               7,503
MINERAL PROPERTY (Note 4)                                     5,150               5,150
---------------------------------------------------------------------------------------
TOTAL ASSETS                                            $    10,893        $     23,991
=======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
  Accounts payable and accrued liabilities              $    30,467        $      8,082
  Due to related parties (Note 5)                           378,860                   -
---------------------------------------------------------------------------------------
TOTAL LIABILITIES                                           409,327               8,082
---------------------------------------------------------------------------------------
Commitments (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK, $0.001 par value per share
  Authorized - 5,000,000 shares
  Issued - Nil                                                    -                   -
COMMON STOCK, $0.001 par value per share
  Authorized - 70,000,000 shares
  Issued - 48,450,000 shares (Fiscal 2002 - 8,450,000)       48,450               8,450
ADDITIONAL PAID IN CAPITAL                                  440,850              80,850
DEFICIT                                                    (887,734)            (73,391)
---------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (398,434)             15,909
---------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $    10,893        $     23,991
=======================================================================================

  (The accompanying notes are an integral part of these financial statements)

                          WHISTLER INVESTMENTS, INC.
                        (An Exploration Stage Company)

                           STATEMENTS OF OPERATIONS
                           (Expressed in US Dollars)

                                                                            Accumulated from
                                                                              April 12, 2000
                                             Year Ended     Year Ended    (Date of Inception)
                                             January 31,    January 31,        to January 31,
                                                   2003           2002                  2003
============================================================================================

EXPENSES
  Depreciation                                    1,864          2,527                 4,391
  Management fees                                11,500          2,500                14,000
  General and administrative                     23,082          1,873                25,133
  Professional fees                              20,358         50,740                74,434
  Rent and office                                   620          9,026                14,146
--------------------------------------------------------------------------------------------
                                                 57,424         66,666               132,104
OTHER INCOME                                        105          1,048                 1,394
--------------------------------------------------------------------------------------------
NET LOSS BEFORE DISCONTINUED OPERATIONS         (57,319)       (65,618)             (130,710)

LOSS FROM DISCONTINUED OPERATIONS (Note 5)     (757,024)             -              (757,024)
--------------------------------------------------------------------------------------------

NET LOSS FOR THE YEAR                     $    (814,343)  $    (65,618)    $        (887,734)
============================================================================================

Net Loss Before Discontinued Operations   $      (0.001)  $     (0.008)
Loss from Discontinued Operations         $      (0.019)  $          -
Net Loss Per Share - Basic                $      (0.020)  $     (0.008)

Weighted average number of common shares
outstanding                                  40,116,667      8,450,000

(Diluted loss per share has not been presented as the result is anti-dilutive)


  (The accompanying notes are an integral part of these financial statements)

                          WHISTLER INVESTMENTS, INC.
                        (An Exploration Stage Company)

                           STATEMENTS OF CASH FLOWS
                           (Expressed in US Dollars)

                                                                            Accumulated from
                                                                              April 12, 2000
                                             Year Ended     Year Ended    (Date of Inception)
                                             January 31,    January 31,        to January 31,
                                                   2003           2002                  2003
============================================================================================

OPERATING ACTIVITIES
Net loss for period                          $ (814,343)    $  (65,618)      $      (887,734)

Adjustments to reconcile net loss to cash
    Depreciation                                  1,864          2,527                 4,391
    Loss from discontinued operations           757,024              -               757,024

Changes in operating assets and liabilities
    Increase in accounts payable and accrued
    liabilities                                  22,385          7,718                30,467
    (Increase) decrease in prepaid expenses           -          2,533                     -
    Advances from related party                  20,936              -                20,936
    Advance (repayment) from (to) shareholder       900         (4,500)                  900
--------------------------------------------------------------------------------------------

Net Cash Provided by (Used) in Operating
Activities                                      (11,234)       (57,340)              (74,016)
--------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Purchase of mineral properties                     -              -                (5,150)
   Purchase of property and equipment                 -        (10,030)              (10,030)
--------------------------------------------------------------------------------------------

Net Cash (Used) in Investing Activities               -        (10,030)              (15,180)
--------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Common stock issued for cash                        -              -                89,300
--------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities             -              -                89,300
--------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                     (11,234)       (67,370)                  104

CASH, BEGINNING OF YEAR                          11,338         78,708                     -
--------------------------------------------------------------------------------------------

CASH, END OF YEAR                            $      104     $   11,338       $           104
============================================================================================

NON-CASH FINANCING AND INVESTING ACTIVITIES

Issuance of Common Stock                        400,000              -
Assumption of Related Party Loan Payable        377,960              -
Forgiveness of Amount Owing to Related Party     20,936              -


  (The accompanying notes are an integral part of these financial statements)

                          WHISTLER INVESTMENTS, INC.
                        (An Exploration Stage Company)

                       STATEMENT OF STOCKHOLDERS' EQUITY
                           (Expressed in US Dollars)

                                       Common Stock      Additional Paid
                                  ---------------------        In         Accumulated
                                   Shares       Amount      Capital         Deficit      Total
================================================================================================

BALANCE, April 12, 2000
(Date of Inception)                       -    $       -    $        -      $       -  $        -

Issuance of stock for cash        8,450,000        8,450        80,850              -      89,300

Net loss for the period                   -            -             -         (7,773)     (7,773)
-------------------------------------------------------------------------------------------------

BALANCE, as at January 31, 2001   8,450,000        8,450        80,850         (7,773)     81,527

Net loss for the year                     -            -             -        (65,618)    (65,618)
-------------------------------------------------------------------------------------------------

BALANCE, as at January 31, 2002   8,450,000    $   8,450    $   80,850      $ (73,391) $   15,909

Non-cash issuance of common
stock (Note 5)                   40,000,000       40,000       360,000              -     400,000

Net loss for the year                     -            -             -       (814,343)   (814,343)
-------------------------------------------------------------------------------------------------

BALANCE, as at January 31, 2003  48,450,000    $  48,450    $  440,850      $(887,734) $ (398,434)
=================================================================================================

  (The accompanying notes are an integral part of these financial statements)

                          WHISTLER INVESTMENTS, INC.
                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               JANUARY 31, 2003
                          (Expressed in US Dollars)
================================================================================

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has neither a history of earnings nor has it paid any dividends and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future. During the period since inception on April 12, 2000 to January 31, 2003, the Company has incurred operating losses aggregating $887,734. At January 31, 2003, the Company has a working capital deficiency of $409,223 and a stockholders' deficit of $398,434. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other related parties, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.There is no assurance that the Company will successfully acquire businesses or assets that will produce a profit. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt concerning the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Refer to Note 8.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a) Cash and Cash Equivalents
   Cash equivalents consist of highly liquid investments, which are readily convertible into cash with maturities of three months or less when acquired. As at January 31, 2003 and 2002 there were no cash equivalents.

b) Property and Equipment
   Capital assets consist of computer equipment and furniture and fixtures, are recorded at cost and are depreciated over their estimated useful life on a declining balance basis at a rate of 30% and 20% respectively per annum.

c) Mineral Properties
   The Company capitalizes the acquisition cost of mineral properties. Exploration costs, such as prospecting and geophysical analysis, are expensed as incurred, and pre-production development costs are generally capitalized on an individual property basis. These costs, which do not necessarily reflect present values, will be amortized over the estimated productive lives of the properties following the commencement of commercial production using the unit of production method. If a property is subsequently abandoned, sold or determined not to be economic, all related costs are written down. It is reasonably possible that economically recoverable reserves may not be discovered and accordingly a material portion of the carrying value of mineral properties and related deferred exploration costs could be written off. Properties acquired under option agreements whereby payments are made at the sole discretion of the Company are recorded in the accounts at such time as the payments are made. Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected title defects.

WHISTLER INVESTMENTS, INC.
(An Exploration Stage Company)                                            Page 2
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2003
(Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

d) Foreign Currency Translation
   The financial statements are presented in United States dollars in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 52, "Foreign Currency Translation". Foreign denominated monetary assets and liabilities are translated to United States dollars using foreign exchange rates in effect at the balance sheet date. Non-monetary items are translated at historical exchange rates, except for items carried at market value, which are translated at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the period. Exchange gains or losses arising on foreign currency translation are included in the determination of operating results for the period.

e) Basic and Diluted Net Income (Loss) Per Share
   The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

f) Use of Estimates
   The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

g) Financial Instruments
   The fair value of cash, accounts payable, accrued liabilities, and due to a related party was estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

h) Long-Lived Assets
   In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long -lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

i) Comprehensive Loss
   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

j) Reclassifications
   Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

WHISTLER INVESTMENTS, INC.
(An Exploration Stage Company)                                            Page 3
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2003
(Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

k) New Accounting Pronouncements
   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has no stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The effect of adopting this standard has no effect on the Company's results of operations or financial position since stock-based compensation is not currently awarded to employees.

   In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3,
   "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003 and it did not have a material affect on the Company's results of operations and financial position.

   FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.


NOTE 3 - PROPERTY AND EQUIPMENT

                                        January 31, 2003      January 31, 2002
                            --------------------------------------------------

                                         Accumulated   Net Book       Net Book
                               Cost      Amortization     Value          Value
                            --------------------------------------------------

Furniture and fixtures      $     4,819   $    1,735  $     3,084  $     3,855
Computer equipment                5,211        2,656        2,555        3,648
                            --------------------------------------------------
                            $    10,030   $    4,391  $     5,639  $     7,503
                            ==================================================


NOTE 4 - MINERAL PROPERTY

By an agreement dated September 19, 2000, the Company acquired a 100% interest, subject to a 2% net smelter royalty, in the Queen mineral property in consideration for the payment of $5,150. This property consists of 20 mineral claim units located in the Nanaimo Mining Division, British Columbia, Canada.

WHISTLER INVESTMENTS, INC.
(An Exploration Stage Company)                                            Page 4
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2003
(Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 5 - DISCONTINUED OPERATIONS

Discontinued operations consist of the Company's activities in the commercial real estate industry. By an agreement dated April 10, 2002, the Company acquired a 100% interest in the real property and all buildings and improvements situated thereon, known as the Azra Shopping Center, located in Las Vegas, Nevada. The purchase price was $4,150,000 payable as follows: a promissory note to the vendor in the amount of $600,000; the issuance of 40,000,000 common stock at a deemed price of $0.01 per share; the Assumption of a first mortgage in the amount of $3,150,000. The transaction closed April 15, 2002, with operations transferring effective May 1, 2002. The Company had purchased the property through a wholly owned subsidiary, Whistler Commercial Holding, Inc. ("WCHI").

On January 1, 2003 the Company sold all the issued and outstanding shares of WCHI to an unrelated party for the sum of $100. As part of the Share Purchase Agreement, the Company agreed to assume debt in the amount of $377,960 owed to a related party by WCHI.

The results of discontinued operations are summarized as follows:

                                                                            Accumulated from
                                                                              April 12, 2000
                                             Year Ended     Year Ended    (Date of Inception)
                                             January 31,    January 31,        to January 31,
                                                   2003           2002                  2003
============================================================================================

Revenues                                  $   286,330       $        -           $   286,330
============================================================================================

Net Operating Losses                          (92,251)               -               (92,251)
Loss on disposal                             (664,773)               -              (664,773)
--------------------------------------------------------------------------------------------

Loss from discontinued operations         $  (757,024)      $        -            $ (757,024)
============================================================================================


NOTE 6 - RELATED PARTY TRANSACTIONS

a) By an agreement dated May 1, 2000, the Company agreed to pay $500 per month in consideration of office rent to the president and director of the Company. The Company paid $nil for the year ended January 31, 2003 (2002 - $6,000). The Company incurred $11,500 and $2,500 in management fees to an officer during the years ended January 31, 2003 and 2002, respectively.

b) The Company agreed to assume debt in the amount of $377,960 owing to a related party as part of a share purchase agreement (see Note 5). The debt is non-interest bearing and was to be repaid as to $200,000 on January 2, 2003 and $200,000 on January 31, 2004. Late payments are subject to simple interest payable on the overdue principal at a fixed rate of 10% per annum, calculated in advance monthly commencing on the day after a principal payment is due. The creditor has agreed to waive interest on the overdue principal balance of $177,960.

WHISTLER INVESTMENTS, INC.
(An Exploration Stage Company)                                            Page 5
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2003
(Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 7 - INCOME TAX

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has approximately $130,710 of net operating loss carryforwards to reduce taxable income of future years. These net operating loss carryfowards commence expiring in 2015. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at January 31, 2003 and 2002, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:



                                          2003                2002
                                            $                   $

Net Operating Loss                       57,319              65,618
Statutory Tax Rate                         34%                 34%
Effective Tax Rate                          -                   -
Deferred Tax Asset                       19,488              22,310
Valuation Allowance                     (19,488)            (22,310)
-------------------------------------------------------------------
Net Deferred Tax Asset                      -                   -
===================================================================

NOTE 8 - SUBSEQUENT EVENT

On April 14, 2003, the Company entered into a letter of intent to acquire a 100% interest in Crown Medical Systems, Inc. ("CMS"), a private Texas company. CMS owns a private label Pen Tablet PC and related agreements and licenses for software and interface applications for use by physician offices, medical clinics and small hospitals. Completion of the transaction is subject to the cancellation of 40,000,000 restricted shares of common stock issued by the Company upon the acquisition of the Azra Shopping Centre as described in Note 5, a forward split of the Company's share capital on a four new shares for one old share basis following the restricted share cancellation, and mutual due diligence. The Company will issue 24,953,333 post-split restricted shares of common stock and 10,000,000 non-voting shares of preferred stock to the shareholders of CMS. Each preferred share will be convertible into one share of common stock upon CMS attaining sales revenues of $10,000,000 over a 12-month period. The Company must also advance $100,000 to CMS at closing, and an additional $400,000 within 90 days of closing. There is no assurance that the transaction will be completed as proposed or at all.

Exhibits
--------
10.1 Agreement dated January 1, 2003 between Whistler Investments, Inc. and Kim Larson respecting the disposition of Azra Shopping Center

99.1  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
      1350

99.2  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
      1350

Item 13(c) Reports on Form 8-K
------------------------------

No reports on Form 8-K were filed during the last quarter of our fiscal year ended January 31, 2003. No reports on Form 8-K have been filed since January 31, 2003, although we intend to file such a report shortly in connection with our agreement to acquire a 100% interest in Crown Medical Systems, Inc.

SIGNATURES


In accordance with Section 13 or 15(d) of  the  Exchange  Act,  the   registrant
caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WHISTLER INVESTMENTS, INC.


By:     /s/ Holly Roseberry
       ---------------------------------
       Holly Roseberry
       President and Chief Executive Officer
       Director
       Date: May 1, 2003


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ Holly Roseberry
       -------------------
       Holly Roseberry
       President and C.E.O.
       (Principal Executive Officer)
       Director
       Date: May 1, 2003

By:    /s/ Mehboob Charania
       --------------------
       Mehboob Charania
       Secretary, Treasurer & C.F.O.
       (Principal Financial Officer)
       Director
       Date:May 1, 2003


By:    /s/ Gregory Navone
       ---------------------
       Gregory Navone
       Director
       Date:May 1, 2003

                                 Exhibit 10.1


                            Share Purchase Agreement

Dated:    January 1, 2003

Between: Whistler Investments, Inc. and Azra Commercial Center, LLC and/its his assigns.

Whistler Investments, Inc. agrees to sell and Kim Larsen   and/or   his  assigns
agrees to buy 100% of the issued and outstanding shares of Whistler Commercial Holdings, Inc. for the sum of 100.00 (one hundred dollars).

It is also agreed that Whistler Investments, Inc. will assume any debt owed to Salim S. Rana Investments, Inc. by Whistler Commercial Holdings, Inc.

Whistler Commercial Holdings, Inc. will not be liable to any debt owed to  Salim
S. Rana Investments , Inc. and/or Whistler Investments, Inc.

Signed:


/s/  Holly Roseberry

Whistler Investments, Inc.


/s/ Kim Larson

Kim Larson

Salim S. Rana Investments, Inc. hereby agrees to the above.

/s/  Salim S. Rana

Salim S. Rana Investments, Inc.

                                 Exhibit 99.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-KSB of Whistler Investments, Inc.(the "Company") for the period ended January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Holly Roseberry, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 1, 2003
                             /s/ Holly Roseberry
                             -------------------------------------
                             Holly Roseberry,
                             President and Chief Executive Officer


                                Exhibit 99.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-KSB of Whistler Investments, Inc.(the "Company") for the period ended January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mehboob Charania, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 1, 2003
                                  /s/ Mehboob Charania
                                  --------------------------------------
                                  Mehboob Charania,
                                  Secretary, Treasurer and Chief Financial
                                  Officer