Form 10QSB
period 2003-04-30
WHISTLER INVESTMENTS INC /NV/
filed 2003-06-16
CIK 1141263

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                    FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended April 30, 2003
                                     --------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number     000-33391
                            -----------------


                             WHISTLER INVESTMENTS, INC.
    ------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


          Nevada                                         98-0339467
---------------------------------             ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


4440 East Washington Avenue, Suite 107
Las Vegas, Nevada                                           89110
----------------------------------------      ---------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:       702-212-9900
                                                -------------------------------

                                     None
    ------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days   [X] Yes  [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,450,000 shares of $0.001 par value common stock outstanding as of June 13, 2003.

                           WHISTLER INVESTMENTS, INC.
                         (An Exploration Stage Company)

                             FINANCIAL STATEMENTS

                               April 30, 2003

                          WHISTLER INVESTMENTS, INC.
                       (An Exploration Stage Company)

                              BALANCE SHEETS
                        (Expressed in US Dollars)


                                                           April 30,                         January 31,
                                                             2003                                2003
                                                         (unaudited)                           (audited)
--------------------------------------------------------------------------------------------------------
ASSETS

CURRENT

    Cash                                            $         59                            $        104

PROPERTY AND EQUIPMENT (Note 3)                            5,173                                   5,639
MINERAL PROPERTY                                              -                                    5,150
--------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                        $      5,232                            $     10,893
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT
Accounts payable and accrued liabilities            $     33,067                            $     30,467
Due to related parties (Note 4)                          382,646                                 378,860
--------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                        415,713                                 409,327
--------------------------------------------------------------------------------------------------------

Contingencies (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK, $0.001 par value per share
     Authorized - 5,000,000 shares
     Issued - Nil                                         -                                       -

COMMON STOCK, $0.001 par value per share
     Authorized - 70,000,000 shares
     Issued - 48,450,000 shares
     (Fiscal 2002 - 8,450,000)                            48,450                                  48,450

ADDITIONAL PAID IN CAPITAL                               440,850                                 440,850

DEFICIT                                                 (899,781)                               (887,734)
---------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    (410,481)                               (398,434)
---------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $     5,232                             $    10,893
========================================================================================================

(The accompanying notes are an integral part of these financial statements)

                                          WHISTLER INVESTMENTS, INC.
                                         (An Exploration Stage Company)

                                           STATEMENTS OF OPERATIONS
                                           (Expressed in US Dollars)
                                                   (unaudited)

                                               For the Three                            Accumulated from
                                               Months Ended                               April 12, 2000
                                                 April 30,                           (Date of Inception)
                                                                                            to April 30,
                                             2003              2002                          2003
--------------------------------------------------------------------------------------------------------

EXPENSES
     Depreciation                     $         466          $          466               $        4,857
     Management fees                            -                     7,500                       14,000
     General and administrative               1,534                   2,998                       26,667
     Professional fees                        2,600                   4,626                       77,034
     Rent and office                          2,297                     -                         16,443
     Write-off of mineral property            5,150                     -                          5,150
--------------------------------------------------------------------------------------------------------
                                             12,047                  15,590                      144,151

OTHER INCOME                                    -                         5                        1,394
--------------------------------------------------------------------------------------------------------

NET LOSS BEFORE DISCONTINUED OPERATIONS     (12,047)                (15,585)                    (142,757)

LOSS FROM DISCONTINUED OPERATIONS (Note 5)     -                        -                       (757,024)
---------------------------------------------------------------------------------------------------------

NET LOSS FOR THE YEAR                 $     (12,047)         $      (15,585)              $     (899,781)
=========================================================================================================

Net Loss Before Discontinued          $      (0.000)         $       (0.001)
Operations
Loss from Discontinued Operations     $         -            $          -
Net Loss Per Share - Basic            $      (0.000)         $       (0.001)

Weighted average number of
common shares
outstanding                              48,450,000              15,116,667

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The accompanying notes are an integral part of these financial statements)

                                  WHISTLER INVESTMENTS, INC.
                                (An Exploration Stage Company)

                                   STATEMENTS OF CASH FLOWS
                                   (Expressed in US Dollars)
                                           (unaudited)


                                                                       For the Three
                                                                        Months Ended
                                                                          April 30,


                                                              2003                          2002
--------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net loss for period                                  $      (12,047)                 $          (15,585)

Adjustments to reconcile net loss to cash
    Depreciation                                                466                                  466
    Write-off of mineral property                             5,150                                   -

Changes in operating assets and liabilities
    Increase in accounts payable and
    accrued liabilities                                       2,600                                5,126
    (Increase) decrease in prepaid expenses                     -                                 (1,180)
---------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                        (3,831)                             (11,173)
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Advances from shareholder                                 3,786                                  -
---------------------------------------------------------------------------------------------------------
    Net Cash Provided By Financing Activities                 3,786                                  -

DECREASE IN CASH                                                (45)                             (11,173)

CASH, BEGINNING OF PERIOD                                       104                               11,338
--------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                  $           59                  $               165
========================================================================================================
NON-CASH FINANCING AND INVESTING ACTIVITIES
Purchase of Property and Equipment                               -                             4,159,000
Issuance of Common Stock                                         -                               400,000
Assumption of Mortgage Payable                                   -                             3,150,000

Promissory Note Payable                                          -                               600,000

SUPPLEMENTAL DISCLOSURES

Interest paid                                                    -                                    -
Income taxes paid                                                -                                    -

(The accompanying notes are an integral part of these financial statements)

                              WHISTLER INVESTMENTS, INC.
                            (An Exploration Stage Company)

                            NOTES TO FINANCIAL STATEMENTS

                                   APRIL 30, 2003
                             (Expressed in US Dollars)


NOTE 1 - NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada, USA on April 12, 2000 under the name Whistler Investments, Inc. The Company's principal business is the exploration and development of mineral resources.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has neither a history of earnings nor has it paid any dividends and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future. During the period since inception on April 12, 2000 to April 30, 2003, the Company has incurred operating losses aggregating $899,781. At April 30, 2003, the Company has a working capital deficiency of $415,654 and a stockholders' deficit of $410,481 The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other related parties, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no assurance that the Company will successfully acquire businesses or assets that will produce a profit. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt concerning the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On April 14, 2003, the Company entered into a letter of intent to acquire a 100% interest in Crown Medical Systems, Inc. ("CMS"), a private Texas company. CMS owns a private label Pen Tablet PC and related agreements and licenses for software and interface applications for use by physician offices, medical clinics and small hospitals. Completion of the transaction was subject to the cancellation of 40,000,000 restricted shares of common stock issued by the Company upon the acquisition of the Azra Shopping Centre as described in Note 5, a forward split of the Company's share capital on a four new shares for one old share basis following the restricted share cancellation, and mutual due diligence. The Company planned to issue 24,953,333 post-split restricted shares of common stock and 10,000,000 non-voting shares of preferred stock to the shareholders of CMS. Each preferred share would be convertible into one share of common stock upon CMS attaining sales revenues of $10,000,000 over a 12-month period. The Company was to have advanced $100,000 to CMS at closing, and an additional $400,000 within 90 days of closing. There is no assurance that the transaction will be completed as proposed or at all. The letter of intent lapsed on May 14, 2003, however, the Company is continuing to negotiate towards entering into a new agreement.


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

c)  Mineral Properties
    The  Company  capitalizes  the  acquisition  cost  of  mineral properties.
    Exploration  costs,   such  as  prospecting and geophysical  analysis, are
    expensed as incurred,  and  pre-production development costs are generally
    capitalized on an individual property basis.    These  costs, which do not
    necessarily reflect present values, will be amortized over the estimated productive lives of the properties following the commencement of commercial
    production  using  the  unit  of  production method.   If  a  property  is
    subsequently abandoned, sold or determined not to be economic, all related
    costs  are  written  down.   It  is  reasonably possible that economically
    recoverable reserves may not be discovered and accordingly a material portion of the carrying value of mineral prope rties and related deferred exploration costs could be written off. Properties acquired under option agreements whereby payments are made at the sole discretion of the Company are recorded in the accounts at such time as the payments are made. Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected title defects.

d)  Foreign Currency Translation
    The financial statements are presented in United States dollars in accordancewith Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 52, "Foreign Currency Translation". Foreign denominated monetary assets and liabilities are translated to United States dollars using foreign exchange rates in effect at the balance sheet date. Non-monetary items are translated at historical exchange rates, except for items carried at market value, which are translated at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the period. Exchange gains or losses arising on foreign currency translation are included in the determination of operating results for the period.

e)  Basic and Diluted Net Income (Loss) Per Share
    The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during theperiod including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

h)  Long-Lived Assets
    In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts
    or circumstances that may suggest impairment.   The Company  recognizes an
    impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

i)  Comprehensive Loss
    SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

j)  Reclassifications
    Certain   amounts  in  the  prior  year  financial  statements  have  been reclassified to conform to the current year presentation.

k)  New Accounting Pronouncements
    In  May  2003,   the  FASB   issued  SFAS No. 150, "Accounting for Certain
    Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some
    circumstances).   The  requirements  of  SFAS No.   150  apply to issuers'
    classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption.
    Restatement  is  not  permitted.   The  adoption  of  this standard is not
    expected to have a material effect on the Company's results of operations or financial position.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the
    fair   value  based  method  of  accounting  for  stock - based   employee
    compensation.    In  addition,  SFAS  No.   148  expands   the  disclosure
    requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions
    do not currently have an impact on the Company's   consolidated  financial
    position  and  results  of  operations  as the  Company has no stock-based
    employee   compensation.   The  disclosure  provisions of SFAS No. 148 are
    effective  for  financial  statements  for interim periods beginning after
    December 15, 2002.   The effect of adopting this standard has no effect on
    the Company's results of operations or financial position since stock-based compensation is not currently awarded to employees.

k)  New Accounting Pronouncements (continued)
    In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force
    (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on February 1, 2003 and it did not have a material affect on the Company's results of operations and financial position.

    FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

NOTE 3 - PROPERTY AND EQUIPMENT

                                                     April 30,     January 31,
                                                      2003               2003
                          ----------------------------------------------------
                           Cost      Accumulated     Net Book       Net Book
                                     Amortization    Value            Value
                          ----------------------------------------------------
Furniture and        $     4,819    $    1,928      $    2,891     $     3,084
fixtures

Computer
equipment                  5,211         2,929           2,282           2,555
                         -----------------------------------------------------
                      $   10,030    $    4,857      $    5,173     $     5,639
                         =====================================================

NOTE 4 - RELATED PARTY TRANSACTIONS

a) The Company incurred management fees of $Nil and $7,500 to an officer during the quarters ended April 30, 2003 and 2002, respectively. This same individual advanced $3,786 to the Company to finance operations during the quarter ended April 30, 2003.

b) The Company agreed t o assume debt in the amount of $377,960 owing to a related party as part of a share purchase agreement (see Note 5). The debt is non-interest bearing and was to be repaid as to $200,000 on January 2, 2003 and $200,000 on January 31, 2004. Late payments are subject to simple interest payable on the overdue principal at fixed rate of 10% per annum, calculated in advance monthly commencing on the day after a principal payment is due. The creditor has agreed to waive interest on the overdue principal balance of $177,960.

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

NOTE 5 - DISCONTINUED OPERATIONS

On January 1, 2003 the Company sold all the issued and outstanding shares of WCHI to an unrelated party for the sum of $100. As part of the Share Purchase Agreement, the Company agreed to assume debt in the amount of $377,960 owed to a related party by WCHI.

The results of discontinued operations are summarized as follows:

                           Quarter        Quarter             Accumulated from
                            Ended          Ended               April 20, 2000
                                                           (Date of Inception)
                      April 30, 2003     April 30, 2002      to April 30, 2003
------------------------------------------------------------------------------
Revenues              $       -        $      -               $        286,330
==============================================================================
Net Operating Losses          -               -                       (92,251)
Loss on disposal              -               -                      (664,773)
------------------------------------------------------------------------------
Loss from
discontinued
operations            $       -        $      -               $      (757,024)
==============================================================================

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual result s are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

Plan of Operation

We currently have no operating business or significant assets. In the interim, we plan to maintain a cash balance sufficient to sustain corporate operations until such time as management is able to identify and acquire an interest in a suitable business or asset.

We  anticipate  that our administrative costs of the next 12-month period will
be  approximately  $25,000.    We do not  have sufficient cash on hand to meet
these anticipated obligations.

Our ability to raise additional funds through the sale of shares will depend on market conditions, asset acquisition opportunities and the ability of our directors, officers or shareholders to lend money to us.

During the quarter, we announced the acquisition of an interest in Crown Medical Systems, Inc. However, we were unable to reach a formal agreement with the company. As well, we will not be proceeding with the share capital split that was announced concurrently.

Results Of Operations for Year Ended April 30, 2003

We incurred operating expenses in the amount of $12,047 for the three-month period ended April 30, 2003 including $5,150 relating to the write off of our interest in the Queen Mineral Property, professional fees of $2,600, rent and office costs of $2,297, general and administrative costs of $1,534 and depreciation costs of $466 relating to furniture and computer equipment.

At quarter end, we had cash on hand of $59. As well, we held computer equipment and furniture recorded at $5,173. Our liabilities at the same date totaled $415,713 and consisted of accounts payable and accrued liabilities of $33,067 and $382,646 due to our major shareholder, Salim Rana, in connection with our acquisition of the Azra shopping center.

Our net loss for the three - month period ended April 30, 2003 decreased slightly from the comparative period in fiscal 2002 (from $15,585 to $12,047). This was primarily due to a decrease in management fees.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended April 30, 2003.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

99.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


There were no reports filed on Form 8-K during the three month period ended April 30, 2003.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused
this report  to  be signed on its behalf by the undersigned,   thereunto  duly
authorized.

                                             Whistler Investments, Inc.

                                                   /s/  Holly Roseberry
                                             --------------------------
                                                        Holly Roseberry
                                                 President and Director
                                          (Principal Executive Officer)
                                                   Dated: June 12, 2003

                                             Whistler Investments, Inc.

                                                   /s/ Mehboob Charania
                                                  ---------------------
                                                       Mehboob Charania
                                          Secretary, Treasurer & C.F.O.
                                          (Principal Financial Officer)
                                                   Dated: June 12, 2003

                               Exhibit 99.1

                              CERTIFICATION

I, Holly Roseberry, President and Chief Executive Officer of Whistler Investments, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Whistler Investments, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying office r and I are responsible for establishing and maintaining disclosure controls and procedures (as defined i n Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed  such  disclosure  controls and  procedures  to ensure that material  information  relating  to  the  registrant,  including its consolidated subsidiaries, is made known to us by others within those entities,  particularly  during  the period in which this  quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003                                        /s/ Holly Roseberry
                                                             -----------------
                                                               Holly Roseberry
                                                        President and Director
                                                  Principal Executive Officer)

                               Exhibit 99.2

                              CERTIFICATION

I, Mehboob Charania, Secretary, Treasurer and Chief Financial Officer of Whistler Investments, Inc., certify that:

1.   I  have   reviewed   this  quarterly  report  on Form  10-KSB of Whistler
     Investments, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in   this  quarterly  report  our  conclusions about the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 12, 2003                                    /s/   Mehboob Charania
                                                         --------------------
                                                             Mehboob Charania
                                                Secretary, Treasurer & C.F.O.
                                                (Principal Financial Officer)