Form 10QSB
period 2003-07-31
WHISTLER INVESTMENTS INC /NV/
filed 2003-09-15
CIK 1141263

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                    FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended July 31, 2003
                                     --------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number     000-33391
                                ----------


                             WHISTLER INVESTMENTS, INC.
        ---------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


          Nevada                                         98-0339467
---------------------------------             --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


4440 East Washington Avenue, Suite 107
Las Vegas, Nevada                                           89110
----------------------------------------     ---------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:  702-212-9900
                                                -------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,217,000 shares of $0.001 par value common stock outstanding as of September 10, 2003.

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  July 31, 2003

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                            (Expressed in US Dollars)

                                                                                         July 31,          January 31,
                                                                                          2003                2003
                                                                                             $                  $
                                                                                         (unaudited)         (audited)
----------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
     Cash                                                                                 279,114                 104

PROPERTY AND EQUIPMENT (Note 3)                                                             4,707               5,639
MINERAL PROPERTY                                                                                -               5,150
---------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                              283,821              10,893
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
     Accounts payable and accrued liabilities                                              70,740              30,467
     Due to related parties (Note 4)                                                      410,694             378,860
     Advances payable (Note 6)                                                              8,205                   -
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                         489,639             409,327
---------------------------------------------------------------------------------------------------------------------

Contingencies and Commitments (Note 1 and 8)

STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK, $0.001 par value per share
     Authorized - 5,000,000 shares
     Issued - Nil                                                                               -                   -
COMMON STOCK, $0.001 par value per share
     Authorized - 7,000,000 shares
     Issued - 5,217,000 shares (Fiscal 2002 - 4,845,000)                                    5,217               4,845
ADDITIONAL PAID IN CAPITAL                                                              2,338,083             484,455
DEFERRED COMPENSATION (Note 2(k))                                                        (403,200)                  -
DEFICIT                                                                                (2,145,918)           (887,734)
---------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                     (205,818)           (398,434)
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                283,821              10,893
=====================================================================================================================

(The accompanying  notes are an integral   part  of  these
 financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                            (Expressed in US Dollars)
                                   (unaudited)


                                                   For the Three Months            For the Six           Accumulated
                                                         Ended                     Months Ended            from
                                                        July 31                      July 31,         April 12, 2000
                                                                                                    (Date ofInception)
                                                                                                        to July 31,
                                                     2003         2002          2003          2002            2003
                                                      $            $            $              $                $
----------------------------------------------------------------------------------------------------------------------


EXPENSES
     Depreciation                                      466         466            932          932             5,323
     Management fees (Note 4)                       33,518       9,500         33,518       16,500            47,518
     General and administrative                     28,638       7,557         30,172       10,555            55,305
     Professional fees                               9,265           -         11,865        4,626            86,299
     Rent and office                                 2,450           -          4,747            -            18,893
     Write-off of mineral property                    -              -          5,150            -             5,150
     Stock compensation (Note 2(k))              1,171,800           -      1,171,800            -         1,171,800
--------------------------------------------------------------------------------------------------------------------

                                                 1,246,137      17,523      1,258,184       32,613         1,390,288

OTHER INCOME                                             -           -              -            5             1,394
--------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE DISCONTINUED OPERATIONS        (1,246,137)    (17,523)    (1,258,184)     (32,608)       (1,388,894)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS (Note 5)       -      13,373              -       12,873          (757,024)
--------------------------------------------------------------------------------------------------------------------


NET LOSS FOR THE PERIOD                        (1,246,137)     (4,150)    (1,258,184)     (19,735)       (2,145,918)
====================================================================================================================
Net Loss Before Discontinued Operations             (0.25)     (0.004)         (0.26)      (0.009)
Income (Loss) from Discontinued Operations             -        0.003             -        (0.003)
Net Loss Per Share - Basic                          (0.25)     (0.001)         (0.26)      (0.006)

Weighted average number of common
shares outstanding                               4,898,733   4,845,000      4,871,867    3,511,667

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The accompanying  notes are an integral   part  of  these
 financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Expressed in US Dollars)
                                   (unaudited)

                                                                                          For the Six
                                                                                          Months Ended
                                                                                           July 31,
                                                                                    2003              2002
                                                                                      $                 $
----------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net loss for period                                                           (1,258,184)         (19,735)

Adjustments to reconcile net loss to cash
     Depreciation                                                                     932           21,057
     Write-off of mineral property                                                  5,150                -
     Stock compensation                                                         1,171,800                -

Changes in operating assets and liabilities
     Increase in accounts payable and accrued liabilities                          40,273           39,986
     Increase in prepaid expenses                                                      -           (7,180)
     Increase in advances payable                                                    8,205               -
     Increase in amounts due to related parties                                     31,834               -
----------------------------------------------------------------------------------------------------------

Net Cash From in Operating Activities                                                   10          34,128
----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                       279,000               -
     Repayment of mortgage payable                                                     -           (7,960)
     Debt issue costs                                                                  -          (37,000)
----------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Financing Activities                                279,000        (44,960)
----------------------------------------------------------------------------------------------------------

DECREASE IN CASH                                                                   279,010        (10,832)

CASH, BEGINNING OF PERIOD                                                              104          11,338
----------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                                279,114             506
==========================================================================================================
NON-CASH FINANCING AND INVESTING ACTIVITIES

Purchase of Property and Equipment                                                      -        4,159,000
Issuance of Common Stock                                                                -          400,000
Assumption of Mortgage Payable                                                          -        3,150,000
Promissory Note Payable                                                                 -          600,000

SUPPLEMENTAL DISCLOSURES

Interest paid                                                                           -           64,730
Income taxes paid                                                                       -                -

(The accompanying  notes are an integral   part  of  these
 financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 31, 2003
-------------------------------------------------------------------------------
                            (Expressed in US Dollars)


NOTE 1 - NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada, USA on April 12, 2000 under the name Whistler Investments, Inc. The Company's principal business was the exploration and development of mineral resources; however, during the period the Company abandoned its mineral property and currently does not have an operating business (see Note 8).

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has neither a history of earnings nor has it paid any dividends and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future. During the period since inception on April 12, 2000 to July 31, 2003, the Company has incurred operating losses aggregating $2,145,918. At July 31, 2003, the Company has a working capital deficiency of $210,525 and a stockholders' deficit of $205,818. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other related parties, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no assurance that the Company will successfully acquire businesses or assets that will produce a profit. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt concerning the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company received a letter of intent from Barkley Partners Inc. for a private financing of $10,000,000. (See Note 9).


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

c)   Mineral Properties
     The Company capitalizes the acquisition cost of mineral properties. Exploration costs, such as prospecting and geophysical analysis, are expensed as incurred, and pre-production development costs are generally capitalized on an individual property basis. These costs, which do not necessarily reflect present values, are amortized over the estimated productive lives of the properties following the commencement of commercial production using the unit of production method. If a property is subsequently abandoned, sold or determined not to be economic, all related costs are written down. It is reasonably possible that economically recoverable reserves may not be discovered and accordingly a material portion of the carrying value of mineral properties and related deferred exploration costs could be written off. Properties acquired under option agreements whereby payments are made at the sole discretion of the Company are recorded in the accounts at such time as the payments are made.

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

e)   Basic and Diluted Net Income (Loss) Per Share
     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

g)   Financial Instruments
     The fair value of cash, accounts payable, accrued liabilities, and amounts due to related parties approximates their carrying values due to the immediate or short-term maturity of these financial instruments.

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

i)   Comprehensive Loss
     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

j)   Reclassifications
     Certain   amounts  in  the  prior  year  financial   statements  have  been
reclassified to conform to the current year presentation.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

k)   Stock Based Compensation
     The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant. During the quarter ended July 31, 2003, the Company granted 500,000 stock options pursuant to the Plan at an exercise price of $0.75 when the prevailing market price was $3.90. A total of 372,000 stock options vested and were exercised immediately with the remaining balance exercisable over a period of one year. The Company charged compensation expense of $1,171,800 to operations during the quarter ended July 31, 2003 and recorded deferred compensation of $403,200 that will be expensed over the following twelve months.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

     During the period, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The pro forma information is as follows:

                                                                     Three Months Ended          Six Months Ended
                                                                          July 31,                   July 31,
                                                                     2003           2002         2003         2002
                                                                       $             $             $            $
     Net loss -- as reported                                     (1,246,137)       (4,150)   (1,258,184)    (19,735)
     Add: Stock-based compensation expense included in net
        loss -- as reported                                       1,171,800             -     1,171,800           -
     Deduct: Stock-based compensation expense determined under
        fair value method                                        (1,195,757)            -    (1,195,757)          -
                                                                 ---------------------------------------------------
     Net loss -- pro forma                                       (1,270,094)       (4,150)   (1,282,141)    (19,735)
                                                                 ===================================================
     Net loss per share (basic and diluted) -- as reported        (0.25)           (0.001)    (0.26)         (0.006)
     Net loss per share (basic and diluted) -- pro forma          (0.26)           (0.001)    (0.26)         (0.006)


     Among other factors, the Black-Scholes model considers the expected life of the option and the expected volatility of the Company's stock price in arriving at an option valuation. For pro forma purposes, the estimated fair value of the Company's stock-based awards is amortized over the vesting period of the underlying instruments.

l)   New Accounting Pronouncements
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The effect of adopting this standard did not have a material effect on the Company's results of operations or financial position.

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

     FASB has also issued SFAS No. 145, 147 and 149 but they do not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

NOTE 3 - PROPERTY AND EQUIPMENT

                                                                                         July 31,       January 31,
                                                                                           2003            2003
                                                                       Accumulated        Net Book        Net Book
                                                         Cost          Amortization        Value            Value
                                                   -----------------------------------------------------------------
Furniture and fixtures                                 $ 4,819            $ 2,121        $ 2,698           $ 3,084
Computer equipment                                       5,211              3,202          2,009             2,555
                                                   -----------------------------------------------------------------

                                                       $ 10,030           $ 5,323        $ 4,707           $ 5,639
                                               =====================================================================

NOTE 4 - RELATED PARTY TRANSACTIONS

a) The Company incurred management fees of $6,000 and $11,500 to an officer during the quarters ended July 31, 2003 and 2002, respectively.

b) The Company agreed to assume debt in the amount of $377,960 owing to a related party as part of a share purchase agreement (see Note 5). The debt is non-interest bearing and was to be repaid as to $200,000 on January 2, 2003 and $200,000 on January 31, 2004. Late payments are subject to simple interest payable on the overdue principal at a fixed rate of 10% per annum, calculated in advance monthly commencing on the day after a principal payment is due. The Company recorded interest expense of $22,048 for the six-months ended July 31, 2003.

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

The results of discontinued operations are summarized as follows:

                                                                                                Accumulated from
                                                      Quarter         Quarter               April 20, 2000 (Date
                                                       Ended           Ended                    of Inception) to
                                                   July 31, 2003   July 31, 2002                  April 30, 2003
----------------------------------------------------------------------------------------------------------------
Revenues                                           $ -               $ -                            $   286,330
================================================================================================================
Net Operating Income (Loss)                          -                 13,373                           (92,251)
Loss on disposal                                     -                 -                               (664,773)
----------------------------------------------------------------------------------------------------------------
Gain (Loss) from discontinued operations           $ -               $ 13,373                        $ (757,024)
================================================================================================================

NOTE 6 - ADVANCES PAYABLE

An unrelated company advanced funds to the Company to finance operations during the quarter ended July 31, 2003. The amounts are non-interest bearing, unsecured and payable on demand.


NOTE 7 - COMMON STOCK

a) During the quarter ended July 31, 2003 the Company's Board of Directors approved a one for ten reverse stock split of common shares that was effective July 11, 2003. All share amounts have been retroactively adjusted to reflect the reverse stock split.
b) The Company established the 2003 Restricted Stock Plan ("the Plan') during the quarter ended July 31, 2003 and filed an S-8 Registration Statement with the U.S. Securities and Exchange Commission. The plan allows the Company's Board of Directors to issue up to 2,000,000 common shares pursuant to the Plan as compensation for services rendered to the Company.
c) During the quarter ended July 31, 2003, the Company issued a total of 372,000 common shares resulting from the exercise of stock options at an exercise price of $0.75 for total proceeds of $279,000.


NOTE 8 - COMMITMENTS

During the quarter ended July 31, 2003 the Company signed a licensing agreement with NuAge Electric Inc. (NuAge) in which the Company acquired 100% of the licensing rights related to the manufacture and sale of electric vehicles and products using proprietary technology, subject to a 20% royalty. The purchase of the licensing rights shall be closed immediately following the approval by the Company's stockholders of the amendments to its articles of incorporation increasing the number of authorized common shares to ninety million. Subsequent to obtaining shareholder approval, the Company is required to issue 14,500,000 common shares to the shareholders of NuAge on a post reverse one common share for ten basis. The Company is required to purchase 100% of all future licensing rights relating to the manufacture and sales of electric vehicles and products of NuAge.


NOTE 9 - SUBSEQUENT EVENT

The Company received a letter of intent from Barkley Partners Inc. for a private financing of up to $10,000,000. The loan is for a term of two years with an interest rate of 8% and is to be secured by 3,500,000 restricted common shares that will be held in escrow for redemption upon repayment of the loan. In addition the Company is required to issue 100,000 restricted shares for zero proceeds at the end of the two-year term. The financing is subject to completion of due diligence procedures by the lender and negotiation of other terms of the financing, and a 1.5% finders fee. There is no assurance that the Company will proceed with or be able to complete this financing.

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

Plan of Operation

During the fiscal period ended July 31, 2003, we entered into a licensing agreement with NuAge Electric Inc. ("NuAge") whereby we would acquire a license, subject to a 20% royalty interest retained by NuAge, to all of NuAge's rights relating to the manufacture and sale of two and three wheel electric vehicles using the Nu Pow'r electric power drive system technology licensed by NuAge from Nu Pow'r LCC.

In order to acquire the license interest, we have agreed to issue 14,500,000 shares of restricted common stock in our capital to NuAge. Closing is anticipated to occur immediately following shareholder approval of the transaction.

Pending our acquisition of the license from NuAge, we do not have an operating business or significant assets. In the interim, we plan to maintain a cash balance sufficient to sustain corporate operations until such time as the acquisition is complete.

We anticipate that our administrative costs of the next 12-month period will be approximately $50,000 if we are unable to complete the NuAge license acquisition. We have sufficient cash on hand to meet these anticipated obligations.

Results Of Operations for the Six-Month Period July 31, 2003

We incurred a net loss of $1,258,184 for the six-month period ended July 31, 2003 including $1,171,800 in stock based compensation relating to our grant of stock options to employees during the quarter, management fees of $33,518, general and administrative costs of $30,172, professional fees of $11,865, $5,150 relating to the write-off of our interest in the Queen mineral property, $4,747 in rent and office costs and $932 in depreciation expense relating to computer equipment, furniture and fixtures.

At quarter end, we had cash on hand of $279,114. As well, we held computer equipment and furniture recorded at $4,707. Our liabilities at the same date totaled $489,639 and consisted of accounts payable and accrued liabilities of $70,740 and $410,694 primarily consisting of a payable due to Salim Rana, in connection with our previous acquisition of the Azra shopping center.

Our  net  loss  for  the  six-month   period  ended  July  31,  2003   increased
substantially from the comparative period in fiscal 2002 (from $4,150 to $1,246,137). This was primarily due to the previously mentioned stock based compensation recorded at $1,171,800 and an increase in administrative costs resulting from a general increase in our business activities.




PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

During the six-month period ended July 31, 2003, the Company issued the following securities in its capital:

a) The Company adopted a 2003 Restricted Stock Plan during the period and filed a registration statement on Form S-8. The plan allows the Company's Board of Directors to issue up to 2,000,000 shares of common stock pursuant to the plan as compensation for services rendered to the Company; and

b) The Company issued a total of 372,000 shares of common stock resulting from the exercise of stock options at an exercise price of $0.75 for total proceeds of $279,000.

In addition, during the period, the Company completed a one for ten reverse stock split of common shares that was effective July 11, 2003. All share amounts have been retroactively adjusted to reflect the reverse stock split.

Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 5. Other Information
     None.

Item 6. Exhibits and Report on Form 8-K

Ex 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Ex 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Ex 32.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
1350, as  Adopted   Pursuant   to  Section   906  of the Sarbanes-Oxley Act of
2002,filed herewith.

Ex 32.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
1350, as  Adopted   Pursuant   to  Section   906  of  the Sarbanes-Oxley Act of
2002,filed herewith.

There were no reports filed on Form 8-K during the three month period ended July 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Whistler Investments, Inc.

                                              /s/Holly Roseberry
                                             --------------------------
                                             Holly Roseberry
                                             President and Director
                                             (Principal Executive Officer)
                                             Dated: September 11, 2003

                                             Whistler Investments, Inc.

                                              /s/Mehboob Charania
                                             -----------------------------
                                             Mehboob Charania
                                             Secretary, Treasurer,  C.F.O.
                                             (Principal Financial Officer)
                                             Dated: September 11, 2003

                               Exhibit 31.1

                              CERTIFICATION

I, Holly Roseberry, President and Chief Executive Officer of Whistler
   Investments, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Whistler Investments, Inc.;

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

Date: September 11, 2003                  /s/ Holly Roseberry
                                     -------------------------------
                                        Holly Roseberry
                                        President and Director
                                        Principal Executive Officer)

                               Exhibit 31.2

                              CERTIFICATION

I, Mehboob Charania, Secretary, Treasurer and Chief Financial Officer of Whistler Investments, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Whistler Investments, Inc.;

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


Date: September 11, 2003                          /s/Mehboob Charania
                                             ------------------------------
                                            Mehboob Charania
                                            Secretary, Treasurer and C.F.O.
                                            (Principal Financial Officer)

EXHIBIT 32.1


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                     906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Whistler Investments, Inc. (the "Company") on Form 10-QSB for the quarter ended July 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Holly Roseberry, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                       /s/      Holly Roseberry
                                                          ---------------------
                                                                Holly Roseberry
                                                        Chief Executive Officer
                                                             September 11, 2003


EXHIBIT 32.2


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                     906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Whistler Investments, Inc. (the "Company") on Form 10-QSB for the quarter ended July 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mehboob Charania, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                       /s/      Mehboob Charania
                                                           ---------------------
                                                                Mehboob Charania
                                                         Chief Financial Officer
                                                              September 11, 2003