Form 10QSB
period 2003-10-31
WHISTLER INVESTMENTS INC /NV/
filed 2003-12-15
CIK 1141263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended October 31, 2003
                                ----------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from            to
                                             ------------   --------------

               Commission File Number          000-33391
                                               ---------


                             WHISTLER INVESTMENTS, INC.
         ----------------------------------------------------------------
         (Exact name of Small Business Issuer as specified in its charter)


          Nevada                                    98-0339467
----------------------------------       -----------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


5001 East Bonanza Road, Suite 144-145
Las Vegas, Nevada                                         89110
----------------------------------------         ----------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code: 702-296-2454
                                                -------------

                                     None
-----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)



State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,702,502 shares of $0.001 par value common stock outstanding as of December 10, 2003.

                            WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                October 31, 2003

                            WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                            (Expressed in US Dollars)

                                                                 October 31,
                                                                    2003
                                                                      $
                                                                (unaudited)
-----------------------------------------------------------------------------

ASSETS

CURRENT
         Cash                                                     30,577
-----------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                              30,577

PROPERTY AND EQUIPMENT (Note 3)                                    4,241

MINERAL PROPERTY                                                       -

INTANGIBLE ASSETS
     Licensing fees (Notes 4 and 7)                              153,075
-----------------------------------------------------------------------------

TOTAL ASSETS                                                     187,893
=============================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
     Accounts payable and accrued liabilities                     58,790
     Due to related parties (Note 5)                             320,144
     Advances payable (Note 8)                                     8,205
-----------------------------------------------------------------------------

TOTAL LIABILITIES                                                387,139
-----------------------------------------------------------------------------

Contingencies and Commitments (Note 1 and 7)

STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK, $0.001 par value per share
     Authorized - 5,000,000 shares
     Issued - Nil                                                      -
COMMON STOCK, $0.001 par value per share
     Authorized - 7,000,000 shares
     Issued - 6,475,000 shares (Fiscal 2002 - 4,845,000)           6,475
ADDITIONAL PAID IN CAPITAL                                     5,570,575
DEFERRED COMPENSATION (Note 2(k))                             (2,228,500)
DEFICIT                                                       (3,547,796)
-----------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (199,246)
-----------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       187,893
=============================================================================

 (The accompanying notes are an integral part of these financial statements)

                            WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                            (Expressed in US Dollars)
                                   (unaudited)

                                                                                                              Accumulated
                                                                                                                 from
                                                                                                            April 12, 2000
                                                         For the Three Months          For the Nine            (Date of
                                                                Ended                  Months Ended            Inception)
                                                             October 31,                October 31,           to October 31,
                                                          2003        2002          2003          2002            2003
                                                            $           $             $             $               $
-------------------------------------------------------------------------------------------------------------------------

EXPENSES
     Depreciation and amortization                          4,391       466          5,323         1,398            9,714
     Management and consulting fees (Note 5)               34,621     6,000         68,139        22,500           82,139
     General and administrative                            24,938     4,061         55,110        14,616           80,243
     Professional fees                                     17,474     2,000         29,339         6,626          103,773
     Rent and office                                        6,505         -         11,252             -           25,398
     Write-off of mineral property                              -         -          5,150             -            5,150
     Research and development                               8,633         -          8,633             -            8,633
     Stock-based compensation (Note 2(k))               1,308,700         -      2,480,500             -        2,480,500
--------------------------------------------------------------------------------------------------------------------------

                                                        1,405,262    12,527      2,663,446        45,140        2,795,550

OTHER INCOME                                                3,384         -          3,384             5            4,778
--------------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE DISCONTINUED OPERATIONS                (1,401,878)  (12,527)    (2,660,062)      (45,135)      (2,790,772)

LOSS FROM DISCONTINUED OPERATIONS (Note 9)                      -   (80,456)              -      (67,583)        (757,024)
--------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                (1,401,878)  (92,983)   (2, 660,062)     (112,718)      (3,547,796)
==========================================================================================================================

Net Loss Before Discontinued Operations                     (0.27)     (0.00)         (0.53)        (0.01)
Loss from Discontinued Operations                               -      (0.02)             -         (0.02)
Net Loss Per Share - Basic                                  (0.27)     (0.02)         (0.53)        (0.03)

Weighted average number of common shares outstanding    5,250,000  4,845,000      5,000,500     3,956,111

  (Diluted loss per share has not been presented as the result is anti-dilutive)


   (The accompanying notes are an integral part of these financial statements)

                            WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Expressed in US Dollars)
                                   (unaudited)

                                                                 For the Nine
                                                                 Months Ended
                                                                  October 31,
                                                           2003              2002
                                                             $                 $
------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net loss for period                                     (2,660,062)        (112,718)

Adjustments to reconcile net loss to cash
      Depreciation and amortization                          5,323           41,648
      Write-off of mineral property                          5,150                -
      Stock-based compensation                           2,480,500                -

Changes in operating assets and liabilities
      Increase in bank overdraft                                 -           72,238
      Increase in accounts payable and accrued
      liabilities                                           28,323           74,727
      (Increase) in accounts receivable                          -          (13,847)
      (Increase) in prepaid expenses                             -          (19,180)
      Increase in advances payable                           8,205                -
      (Decrease) in amounts due to related parties         (58,716)               -
------------------------------------------------------------------------------------

Net Cash (Used In) Provided by Operating Activities       (191,277)          42,868
------------------------------------------------------------------------------------

INVESTING ACTIVITIES
      Purchase of licensing rights                        (157,000)               -
------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                     (157,000)               -
------------------------------------------------------------------------------------

FINANCING ACTIVITIES
      Proceeds from long-term debt                               -          200,000
      Proceeds from exercise of stock options              378,750                -
      Repayment of mortgage payable                              -         (217,206)
      Debt issue costs                                           -          (37,000)
------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Financing Activities        378,750          (54,206)
------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                 30,473          (11,338)

CASH, BEGINNING OF PERIOD                                      104           11,338
------------------------------------------------------------------------------------

CASH, END OF PERIOD                                         30,577                -
====================================================================================


NON-CASH FINANCING AND INVESTING ACTIVITIES

Purchase of Property and Equipment                               -        4,159,000
Issuance of Common Stock                                         -          400,000
Assumption of Mortgage Payable                                   -        3,150,000
Promissory Note Payable                                          -          600,000

SUPPLEMENTAL DISCLOSURES

Interest paid                                                    -          164,461
Income taxes paid                                                -                -


  (The accompanying notes are an integral part of these financial statements)

                            WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 2003
                            (Expressed in US Dollars)
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada, USA on April 12, 2000 under the name Whistler Investments, Inc. The Company's principal business was the exploration and development of mineral resources; however, during the period the Company abandoned its mineral property and currently does not have an operating business (see Note 8).

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has neither a history of earnings nor has it paid any dividends and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future. During the period since inception on April 12, 2000 to October 31, 2003, the Company has incurred operating losses aggregating $3,547,796. At October 31, 2003, the Company has a working capital deficiency of $356,562 and a stockholders' deficit of $199,246. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other related parties, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no assurance that the Company will successfully acquire businesses or assets that will produce a profit. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt concerning the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a)   Cash and Cash Equivalents
     Cash equivalents consist of highly liquid investments, which are readily convertible into cash with maturities of three months or less when acquired.

b)   Use of Estimates
     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

c)   Intangible Assets
     Intangible assets consist of a Product Licensing Agreement, which is amortized on a straight-line basis over five years. The carrying value of the License is evaluated annually to determine if there were events or circumstances, which would indicate a possible inability to recover the carrying amount. Where an impairment loss has been determined the carrying amount is written-down to fair market value.

d)   Interim Financial Statements
     These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

e)   Long-Lived Assets
     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

f)   Property and Equipment
     Capital assets consist of computer equipment and furniture and fixtures, are recorded at cost and are depreciated over their estimated useful life on a declining balance basis at a rate of 30% and 20% respectively per annum.

g)   Foreign Currency Translation
     The financial statements are presented in United States dollars in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 52, "Foreign Currency Translation". Foreign denominated monetary assets and liabilities are translated to United States dollars using foreign exchange rates in effect at the balance sheet date. Non-monetary items are translated at historical exchange rates, except for items carried at market value, which are translated at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the period. Exchange gains or losses arising on foreign currency translation are included in the determination of operating results for the period.

h)   Basic and Diluted Net Income (Loss) Per Share
     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

i)   Financial Instruments
     The fair value of cash, accounts payable, accrued liabilities, and amounts due to related parties approximates their carrying values due to the immediate or short-term maturity of these financial instruments.

j)   Mineral Properties
     The Company capitalized the acquisition cost of mineral properties. Exploration costs, such as prospecting and geophysical analysis, were expensed as incurred, and pre-production development costs were generally capitalized on an individual property basis. If a property was subsequently abandoned, sold or determined not to be economic, all related costs were written down. The Company abandoned its mineral property during the three months ended April 30, 2003.

k)   Stock Based Compensation
     The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant. During the quarter ended October 31, 2003, the Company granted 605,000 stock options pursuant to the 2003 Stock Option Plan at an exercise price of $0.75 when the prevailing market price ranged from $5.05 - $5.98. A total of 220,000 stock options vested immediately and 133,000 were exercised with the remaining balance exercisable over a period of one year. The Company charged stock based compensation expense of $1,308,700 to operations during the quarter ended October 31, 2003 and recorded deferred compensation of $1,985,950 that will be expensed over the following twelve months.

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


                                                                     Three Months Ended         Nine Months Ended
                                                                         October 31,               October 31,
                                                                     2003          2002        2003         2002
                                                                       $             $           $            $

     Net loss - as reported                                       (1,401,878)    (92,983)   (2,660,062)  (112,718)
     Add: Stock-based compensation expense included in net
        loss - as reported                                         1,308,700           -     2,480,500          -
     Deduct: Stock-based compensation expense determined under
        fair value method                                         (1,316,465)          -    (2,512,223)         -
     Net loss - pro forma                                         (1,409,643)    (92,983)   (2,691,785)  (112,718)
     Net loss per share (basic and diluted) - as reported              (0.27)      (0.02)        (0.53)     (0.03)
     Net loss per share (basic and diluted) - pro forma                (0.27)      (0.02)        (0.54)     (0.03)


     Among other factors, the Black-Scholes model considers the expected life of the option and the expected volatility of the Company's stock price in arriving at an option valuation. For pro forma purposes, the estimated fair value of the Company's stock-based awards is amortized over the vesting period of the underlying instruments. For the quarter ended October 31, 2003, the fair value of options granted using Black-Scholes was determined using a risk free rate of 1%, volatility of 100%, and life of one year.

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

m)   Comprehensive Loss
     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

n)   Research and Development
     The Company expenses research and development costs as incurred.

NOTE 3 - PROPERTY AND EQUIPMENT

                                                           October 31,     January 31,
                                                              2003            2003
                                            Accumulated     Net Book        Net Book
                               Cost        Amortization       Value           Value
                             ---------------------------------------------------------

Furniture and fixtures        $  4,819       $ 2,314         $ 2,505          $ 3,084
Computer equipment               5,211         3,475           1,736            2,555
                             ---------------------------------------------------------
                              $ 10,030       $ 5,789         $ 4,241          $ 5,639
                             =========================================================


NOTE 4 - INTANGIBLE ASSET
                                                 October 31,     January 31,
                                                    2003            2003
                               Accumulated        Net Book        Net Book
                   Cost        Amortization         Value           Value
                 --------------------------------------------------------

License fees     $157,000         $ 3,925        $153,075           $ -
                 ========================================================




NOTE 5 - RELATED PARTY TRANSACTIONS

a) The Company incurred management fees of $2,800 and $4,000 to an officer during the quarters ended October 31, 2003 and 2002, respectively.

b) The Company agreed to assume debt in the amount of $377,960 owing to a related party as part of a share purchase agreement (see Note 5). The debt is non-interest bearing and was to be repaid as to $200,000 on January 2, 2003 and $200,000 on January 31, 2004. Late payments are subject to simple interest payable on the overdue principal at a fixed rate of 10% per annum, calculated in advance monthly commencing on the day after a principal payment is due. The Company recorded interest expense of $22,048 for the nine-months ended October 31, 2003.



NOTE 6 - COMMON STOCK

a) During the quarter ended October 31, 2003, the Company issued 1,125,000 restricted common shares to RS International Consultants GMBH ("RS"), an international business consulting company, which were issued pursuant to a $5,000,000 financing agreement. The financing agreement has not closed and the Company has not obtained any financing from RS. The Company also issued a total of 133,000 common shares resulting from the exercise of stock options at an exercise price of $0.75 for total proceeds of $99,750.

b)   During the quarter ended July 31, 2003,  the Company   issued  a  total  of
     372,000 common shares resulting from the exercise of stock options at an exercise price of $0.75 for total proceeds of $279,000.

c) The Company established the 2003 Restricted Stock Plan ("the Plan') during the quarter ended July 31, 2003 and filed an S-8 Registration Statement with the U.S. Securities and Exchange Commission. The plan allows the Company's Board of Directors to issue up to 2,000,000 common shares pursuant to the Plan as compensation for services rendered to the Company.

d) During the quarter ended July 31, 2003 the Company's Board of Directors approved a one for ten reverse stock split of common shares that was effective July 11, 2003. All share amounts have been retroactively adjusted to reflect the reverse stock split.



NOTE 7 - COMMITMENTS

On October 21, 2003 the Company terminated the licensing agreement with NuAge Electric Inc. in which the Company acquired 100% of the licensing rights related to the manufacture and sale of electric vehicles and products using proprietary technology, subject to a 20% royalty. On the same date the Company entered into a new Distribution and Licensing Agreement ("the Agreement") with RV Systems, Inc.("RV"), a Nevada corporation, to sell, distribute and/or manufacture specified products and applications of portable power systems (the "Licensed Technologies"). The Licensed Technologies were developed by Lithium House, Inc., an affiliate of RV, and has licensed all product development to RV for products and applications of portable power systems.

The term of the Agreement commenced on October 21, 2003, and continues for a period of five years and is automatically renewed for three years unless terminated by either party with a minimum of ninety days written notice. The Company is required to make license payments to Lithium House as specified in the Agreement. The Company has made required payments totalling $150,000 as of October 31, 2003 and is required to pay for specified licensed products $250,000 no later than December 31, 2003, with a weekly minimum of $15,000. Also pursuant to the Agreement the Company is required to pay Product Development Payments of $400,000, on or before December 31, 2003, with a weekly minimum of $15,000, for two- and three-wheeled vehicles; $200,000 for lawn and garden equipment, on or before December 31, 2003, with a weekly minimum of $15,000; and $1,000,000, payable no later than March 31, 2004, with a weekly minimum of $35,000 for neighborhood electric vehicles. As reimbursement to the Company, the Licensor is required to pay proceeds from any sales of product inventory manufactured with the financing provided by the Product Development Payments.


Litigation

On October 17, 2003, the Company was served with a complaint filed on October 15, 2003, by Michael McDermott, as a stockholder of Planet Electric, Inc. and purportedly on behalf of Planet Electric in the United States District Court for the Central District of California. Lithium House, Inc. was founded by Charles Haba who was also involved in the founding of Planet Electric, Inc., and was associated with that company until early 2002. The complaint lists the Company, Charles Haba, Lithium House, Inc., and other individuals and entities as defendants. The complaint seeks an injunction prohibiting certain defendants from continuing their business relationship and transfer of alleged Planet
Electric trade secrets or processes and also seeks damages for patent infringement against Charles Haba, companies that Mr. Haba has been associated with since his involvement with Planet Electric, and Whistler Investments, Inc. The complaint also alleges breach of fiduciary duty against Mr. Haba; breach of confidential relationship against Mr. Haba; conversion against Mr. Haba and certain other individual defendants; various business torts against Mr. Haba, Lithium House, and other individuals and entities and trade secret misappropriation against all defendants.

The Company has retained legal counsel and believes the claim is without merit and will vigorously defend the action. The Company believes that this litigation will not impede the continuation of our activities with Mr. Haba, RV Systems, Inc. and Lithium House, Inc. under the October 21, 2003 Distribution and
Licensing Agreement and to our commencing to implement and license the technologies covered by that Agreement worldwide.

NOTE 8 - ADVANCES PAYABLE

An unrelated company advanced funds to the Company to finance operations which are non-interest bearing, unsecured and payable on demand.



NOTE 9 - DISCONTINUED OPERATIONS

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

The results of discontinued operations are summarized as follows:

                                                                Accumulated from
                             Quarter Ended   Quarter Ended  April 20, 2000 (Date
                               October 31,     October 31,      of Inception) to
                                   2003            2002         October 31, 2003
--------------------------------------------------------------------------------

Revenues                           $  -       $        -           $   286,330
================================================================================

Net Operating Loss                    -          (80,456)              (92,251)
Loss on disposal                      -                -              (664,773)
--------------------------------------------------------------------------------

Loss from discontinued operations  $  -        $ (80,456)          $  (757,024)
================================================================================

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this section.

PLAN OF OPERATION

During the period since inception on April 12, 2000 to October 31, 2003, we have incurred operating losses aggregating $3,547,796. At October 31, 2003, we had a working capital deficiency of $356,562 and a stockholders' deficit of $199,246. The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders and other related parties, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our former auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of October 31, 2003, we had cash on hand of $30,577. Our liabilities at the same date totaled $387,139 and consisted primarily of accounts payable and accrued liabilities of $58,790 and a related party payable of $328,349. The related party payable consisted of a payable due to Salim Rana, in connection with our previous acquisition of the Azra shopping center. We anticipate that our administrative costs and expenses to acquire the licenses from RV Systems, Inc. over the next 12-month period will be approximately $2,500,000, if we secure rights to all licensed products. We do not have sufficient cash on hand to meet these anticipated obligations.

We have raised equity capital through issuances of common stock and debt. During the nine months ended October 31, 2003, we received proceeds of $378,750 from the exercise of stock options.

Distribution and Licensing Agreement With RV Systems, Inc.

On October 21, 2003, the original Licensing Agreement between Whistler and Nu Age Electric Inc was terminated, and we entered into a new Distribution and Licensing Agreement (the "Agreement") with RV Systems, Inc., a Nevada corporation, for the worldwide arena (with the exception of India for the two- and three-wheeled vehicle technology) to sell, distribute and/or manufacture (or arrange for the sale, distribution or manufacture of) specified products utilizing the portable power systems (the "Licensed Technologies"), developed by Lithium House, Inc., a California corporation with principal offices located in Van Nuys, California. Lithium House is an affiliate of RV Systems, and has licensed all product development to RV Systems for products and applications of portable power systems utilizing Lithium House's proprietary lithium battery technology. The Agreement with RV Systems covers Licensed Technologies in three separate product groups: two- and three-wheeled vehicles to be manufactured and sold in all countries of the world except India; lawn and garden equipment to be manufactured and sold in all countries of the world; and Neighborhood Electric Vehicles ("NEV's")to be manufactured and sold in all countries of the world.

Subject to the terms of this Agreement, RV Systems, as Licensor, has granted to us, during the term of the Agreement, and upon the terms and conditions set forth in the Agreement, a non-assignable right and license to market, sell, manufacture, and distribute the Licensed Technologies in all countries of the world, with the exception of India for two- and three-wheeled vehicles. We have the right, upon receipt of written approval and due diligence by the Licensor, to sublicense any of the rights and licenses granted in the Agreement to or enter into distribution agreements with third parties ("Sublicensees") with the written consent of Licensor to the sublicense or distribution agreement and the approval of Licensor of the related agreement or agreements with the particular Sublicensee, which consent or approval shall not unreasonably be withheld.

The term of the Agreement commenced on October 21, 2003, and continues for a period of five License Years. NEV's were added to the Licensed Technologies on November 14, 2003. The term is automatically renewed for three succeeding License Years unless earlier terminated by either party upon not less than 90 days prior written notice to the other of intent to terminate.

The Company is required to pay the Licensor the technology payments (the "Technology Payments") (to be paid to Lithium House) as specified in the Agreement ($100,000 for two- and three-wheeled vehicles, and $50,000 for lawn and garden equipment) to be paid on or before October 31, 2003, which payments have been made. For NEV's we are required to pay $250,000 no later than December 31, 2003, with a weekly minimum of $15,000. We are also required to pay Licensor product development payments of $400,000, on or before December 31, 2003, with a weekly minimum of $15,000, for two- and three-wheeled vehicles; $200,000 for lawn and garden equipment, on or before December 31, 2003, with a weekly minimum of $15,000; and $1,000,000, payable no later than March 31, 2004, with a weekly minimum of $35,000 for NEV's ("Product Development Payments"). As reimbursement to the Company, Licensor is required to pay to us the proceeds from any sales by Licensor of product inventory manufactured with the financing provided by the Product Development Payments as and when that product inventory is sold by Licensor.

We believe that the keys to our success in the future will be to aggressively pursue the most opportunistic market(s) and to concentrate our resources on the market(s) that have the most return for the time and effort expended. We are in negotiations with a municipal government agency in Canada and a very large municipal government agency. We have also initiated a project aimed at converting pre-existing vehicles in Latin America to electric propulsion units. Negotiations for the conversion of several vehicles are now underway. It is anticipated that the first conversions will be taxi cabs located in Mexico City. Mexico City has the world's worst air pollution, according to the United Nations, due primarily to vehicle emissions. The zero-emission vehicle projects are aimed at reducing harmful contaminants in the city's air, while providing usable cost-efficient alternate energy sources in public transit vehicles.

Discussions have been commenced with United Nations officials to place electric vehicles in the five most polluted cities in the world. If these discussions are successfully consummated, the presence these vehicles in these cities could lead to relationships with governments on national levels.

We are in discussions with several large chain stores, one in Europe and several in the United States about carrying our products in their stores. We are also evaluating using infomercials in 2004 to promote sales of our products.

Results Of Operations for the Nine-Month Period ended October 31, 2003

We incurred a net loss of $2,660,062 for the nine-month period ended October 31, 2003 including $2,480,500 in stock based compensation relating to our grant of stock options to employees during the quarter, management fees of $68,139, general and administrative costs of $55,110, professional fees of $29,339, $5,150 relating to the write-off of our interest in the Queen mineral property, $11,252 in rent and office costs and $5,323 in depreciation expense relating to computer equipment, furniture and fixtures.

Our net loss for the nine-month period ended October 31, 2003 increased substantially from the comparative period in fiscal 2002 (from $112,718 in 2002 to $2,660,062 in 2003). This was primarily due to the previously mentioned stock based compensation in 2003 recorded at $2,480,500, compared with none in 2002, and increases in administrative costs from $14,616 in 2002 to $55,110 in 2003, and management and consulting fees from $22,500 in 2002 to $68,139 in 2003, resulting from a general increase in our business activities.

Item 3. Controls and Procedures.

Within the 90 days prior to the filing date of this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-QSB. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

On October 17, 2003, we were served with a complaint filed on October 15, 2003, by Michael McDermott, as a stockholder of Planet Electric, Inc. and purportedly on behalf of Planet Electric in the United States District Court for the Central District of California. Charles Haba was one of the founders of Planet Electric, and was associated with that company from until early 2002. The complaint lists Charles Haba, other individuals, Lithium House, Inc., Nupow'r LLC, Nu Age Electric, Inc., Dynamic Concepts aka NPDI, and Whistler Investments, Inc. as defendants. The complaint seeks an injunction prohibiting certain defendants from continuing their business relationship and transfer of alleged Planet Electric trade secrets or processes and also seeks damages for: patent infringement against Charles Haba, companies that Mr. Haba has been associated with since his involvement with Planet Electric, and Whistler; breach of fiduciary duty against Mr. Haba; breach of confidential relationship against Mr. Haba; conversion against Mr. Haba and certain other individual defendants; various business torts against Mr. Haba, Lithium House, NuPow'r and Nu Age; trade secret misappropriation against all defendants.

The defendants in this action have retained counsel, and will move to dismiss the complaint on the grounds that there is no evidence to support plaintiffs' claims.

After consultation with Charles Haba, Lithium House and our counsel, we are confident that this litigation does not pose any obstacle to continuation of our activities in consortium with Mr. Haba, RV Systems and Lithium House under the October 21, 2003 Distribution and Licensing Agreement and to our commencing to implement and license the technologies covered by that Agreement worldwide.

The Company is not a party to any other pending legal proceeding. Management is not aware of any other threatened litigation, claims or assessments.

Item 2.  Changes in Securities

During the nine-month period ended October 31, 2003, the Company took the following actions with respect to compensation plans and outstanding securities:

a) The Company adopted, subject to an increase in the Company's authorized common stock, a second 2003 Restricted Stock Plan. The plan allows the Company's Board of Directors to issue up to 1,000,000 shares of common stock pursuant to the plan as compensation for services rendered to the Company; and

b) The Company issued a total of 505,000 shares of common stock resulting from the exercise of stock options at an exercise price of $0.75 per share for total proceeds of $378,750.

     The Company also issued 1,125,000 shares of common stock to a consulting firm in connection with a financing which has not yet closed.

Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 5. Other Information
     None.


Item 6. Exhibits and Report on Form 8-K

(a) Exhibits.

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

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the three month period ended October 31, 2003.


                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Whistler Investments, Inc.

                                             /s/Holly Roseberry
                                             --------------------------
                                             Holly Roseberry
                                             President and Director
                                             (Principal Executive Officer)
                                             Dated: December 15, 2003

                                             Whistler Investments, Inc.

                                             /s/Mehboob Charania
                                             -----------------------------
                                             Mehboob Charania
                                             Secretary, Treasurer,  C.F.O.
                                             (Principal Financial Officer)
                                             Dated: December 15, 2003

                               Exhibit 31.1

                              CERTIFICATION

I, Holly Roseberry, President and Chief Executive Officer of Whistler
   Investments, Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Whistler Investments, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 15, 2003
                                                  /s/ Holly Roseberry,
                                                  --------------------
                                                  Holly Roseberry
                                                  President and Principal
                                                  Executive Officer

                               Exhibit 31.2

                              CERTIFICATION

I, Mehboob Charania, Secretary, Treasurer and Chief Financial Officer of Whistler Investments, Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Whistler Investments, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 15, 2003                      /s/Mehboob Charania
                                             ------------------------------
                                             Mehboob Charania
                                             Secretary, Treasurer and C.F.O.
                                             (Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO  SECTION
                     906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Whistler Investments, Inc. (the "Company") on Form 10-QSB for the quarter ended October 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Holly Roseberry, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: December 15, 2003                              /s/ Holly Roseberry
                                                     ---------------------
                                                     Holly Roseberry
                                                     Chief Executive Officer

EXHIBIT 32.2


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO  SECTION
                     906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Whistler Investments, Inc. (the "Company")on Form 10-QSB for the quarter ended October 31,2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mehboob Charania, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: December 15, 2003                      /s/ Mehboob Charania
                                             ---------------------
                                             Mehboob Charania
                                             Chief Financial Officer