Form 10-K
period 2004-01-31
WHISTLER INVESTMENTS INC /NV/
filed 2004-04-30
CIK 1141263

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For the fiscal year ended January 31, 2004
                                ----------------
[  ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange
      Act Of 1934

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


5001 East Bonanza Road, Suite 144-145
Las Vegas, Nevada                             89110
-----------------------------------------     ---------------------------------
(Address of principal executive offices)      (Zip Code)

(702) 296-2754
-----------------------------------------
Issuer's telephone number

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$64,762,252.80 based on the closing price for our shares of common stock of $5.60 on April 23, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 20,083,683 shares of common stock as at April 23, 2004.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   No  [X]




                                     PART I



                    NOTE REGARDING FORWARD LOOKING STATEMENTS
        CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
             OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-KSB, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2004, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.


ITEM 1. DESCRIPTION OF BUSINESS.

Background
----------

         Whistler Investments, Inc. ("we", "us", the "Company" or "Whistler") was incorporated under the laws of the State of Nevada in April 2000. Since our incorporation, we have been involved in the evaluation of various business opportunities including the exploration of the Queen Mineral Property in British Columbia; the Azra Shopping Center in Las Vegas, which we acquired on April 10, 2002, and disposed of on January 1, 2003; a Vancouver based coffee franchise; producing oil and gas properties in California; and a medical software product and services company. To date, none of these business opportunities has resulted in our generation of meaningful revenue.

         Following the sale of the Azra shopping center near the end of our fiscal year ended January 31, 2003, and our determination made in the first quarter of our last fiscal year not to pursue acquisition of a medical software company, we began to focus our efforts on the development and marketing of electric powered vehicles and products.

         In order to begin to take the necessary steps to begin to implement our new business strategy, we entered into a licensing agreement with NuAge Electric, Inc. ("NuAge"), whereby we agreed to acquire a license, subject to a 20% royalty interest retained by NuAge, to all of NuAge's rights relating to the manufacture and sale of two and three wheel electric vehicles using an electric power drive system technology licensed by NuAge from Nu Pow'r, LLC.

         On October 21, 2003, the original licensing agreement between Whistler and NuAge was terminated. We subsequently entered into a new licensing and distribution agreement with RV Systems, Inc. ("RV Systems")to acquire the worldwide rights (with the exception of India for the two- and three-wheeled vehicle technology) to sell, distribute and/or manufacture specified products utilizing the portable power systems developed by RV System's affiliate, Lithium House, Inc. ("Lithium House"). RV Systems is the licensee of Lithium House for all product development and applications of portable power systems utilizing Lithium House's proprietary lithium battery technology.

         Our agreement with RV Systems includes licensed technologies in three separate product groups: (i) two- and three-wheeled vehicles to be manufactured and sold in all countries except India; (ii) lawn and garden equipment to be manufactured and sold in all countries; and (iii) Neighborhood Electric Vehicles (NEV's) to be manufactured and sold in all countries. We have also entered into an agreement to retain the services of Mr. Chaz Haba, the founder of Lithium House, to provide technical advice to Whistler's Board of Directors. Mr. Haba has a strong technology background, as one of the engineers involved in the tooling of the microprocessor at the beginning of Intel, and one of the early investors in Apple Computers in the 1970's.

         As of January 31, 2004, Whistler had cash on hand of $169,428. As of January 31, 2004, Whistler's liabilities totaled $695,205 and primarily consisted of a notes payable in the amount of $553,983 due to a shareholder in connection with the acquisition of Azra Center and advances by the stockholder to Whistler. During the period since its inception on April 12, 2000 to January 31, 2004, Whistler had incurred operating losses totaling $5,728,483. On January 31, 2004, Whistler had a working capital deficiency of $525,777 and a stockholders' deficit of $90,933.


         We had 20,083,683 shares of common stock outstanding as of April 23, 2004. Our common stock is traded on the OTC Bulletin Board. On February 25, 2004, we announced that our Board of Directors had approved a three-for-one forward stock split, which was effective Wednesday, March 10, 2004. Stockholders of record were entitled to three shares of common stock for each share of common stock held on that date.

General
--------

         We are a development stage technology company. We are engaged in the development and marketing of electric powered vehicles and products, which would be the applications of advanced lithium battery technology developed by Lithium House, utilizing the Lithium Portable Power System technology developed by Mr. Chaz Haba. We have preliminary agreements with the Motorcycle Division and the International Trade Division of Geely Corporation, China.

         We have placed our technology development into three divisions, each a wholly owned subsidiary of the Company, and allocating the licensing rights for the various applications into each applicable division. Global Electric Corp. will hold the licensing rights for all product development other than four-wheeled vehicles. R-Electric Car Co. will hold the licensing rights for product development for all four-wheeled vehicles. Solium Power Corp. will hold the rights for the advanced Lithium/Solar Power System technology developed by Mr. Chaz Haba, for application to residential and commercial properties.

         Under the license agreement with RV Systems, which we signed on October 21, 2003 (the "License Agreement"), we have the worldwide rights to commercialize applications of Lithium House's lithium battery technology to two-, three- and four- wheeled vehicles (except two- and three-wheeled vehicles for India), lawn and garden equipment, watercraft, and the worldwide rights to the advanced Lithium/Solar Power System technology for application to residential and commercial properties.

         Lithium House was founded in 2002 by Charles Haba and designs and builds lithium ion and lithium polymer battery packs and systems. Prior to the founding of Lithium House, Mr. Haba was involved in the founding of Planet Electric, Inc. (see description under "Item 3. Legal Proceedings" of litigation filed by a stockholder of Planet Electric, Inc.). Lithium House is dedicated to applying its proprietary methods of lithium battery technology to improve performance and reliability for everyday power needs. With its substantial experience building lithium battery systems, Lithium House can provide the exact battery and charger configurations for virtually any application.

Our Licensed Technology
-----------------------

         Under the License Agreement, we own the rights to utilize the lithium ion and lithium polymer battery packs, proprietary controllers and propulsion systems developed by Lithium House in any two-wheel, three-wheel and four-wheel vehicles, as well as any lawn and garden equipment (with the exception of India for the two- and three-wheeled vehicle technology).


The Lithium House Battery Packs We Would Use

         The electric vehicle battery pack performs the same function as the gasoline tank in a conventional vehicle: it stores the energy needed to operate the vehicle.

         We would not be in the business of building battery cells. Lithium House stocks thousands of batteries and has relationships with manufacturers in Korea and China that are capable of large scale production of battery packs. Lithium House's battery packs can be produced in wide variety of sizes, capacities and voltages as required by the particular product application.

         Lithium House offers battery and charging solutions in seven broad product areas: computers, portable power (such as portable generators ranging from purse-size to rolling generators on wheels), cameras, lighting (including lighting belts and power sources for motion picture cameras, video, sound and production equipment with ranges of 4 to 120 volt applications), recreational/transportation applications (including two- and three-wheeled vehicles and small cars), camping (primarily power packs) and hobby and RC control models.

         Lithium House uses individual lithium ion cells that have 4.2 volts DC and 2.2 amps each and are welded in such a manner (in parallel and series) to provide up to 224 volts DC and 86.016 KW (thus a battery pack can contain up to thousands of the individual cells) depending on the voltage and number of amps required. The battery pack may contain many "packs" of the cells each in a ABS protection shell for protection against abrasion and moisture and will have a separate thermal cut off circuit to prevent over heating and control circuits that will monitor the voltage during discharge and charging to ensure that the pack does not go below a minimum voltage or above a maximum.

Electric Motors

         We are using a variety of electric motors in our prototypes. We are not reliant on any single manufacturer of electric motors. There are a large number of domestic and foreign manufacturers of electric motors, and we anticipate no difficulties in obtaining adequate quantities of the motors with the specifications we require at reasonable commercial prices from a number of these sources.

Products Under Development
--------------------------

         We have products under development in the following categories.

NEV's

         A neighborhood electric vehicle or NEV is a 4-wheeled vehicle, larger than a go cart but smaller than most light-duty passenger vehicles. NEV's are usually configured to carry two or four passengers with a pickup bed. NEV's are defined by the United States National Highway Traffic Safety Administration as subject to Federal Motor Vehicle Safety Standard (FMVSS} No. 500. Per FMVSS 500, NEV's have top speeds between 20 and 25 miles per hour and are defined as "Low Speed Vehicles". FMVSS 500 requires that NEV's be equipped with headlamps, stop lamps, turn signal lamps, tail lamps, reflex reflectors, parking brakes, rear view mirrors, windshields, seat belts, and vehicle identification numbers. About 35 states have passed legislation or regulations allowing NEV's to be licensed and driven on roads that are generally posted at 35 miles per hour or less. While NEV's were initially used in gated communities, they have been increasingly used by the general public for school transportation, shopping and general neighborhood trips. In addition, they are used at military bases, national parks, commercial airports and for local government activities.

         We are developing an electric car and have under development the "R car". We are developing the R Car to carry four passengers, to reach speeds of up to 90 miles per hour and to have a range of approximately 200 miles.

         We believe that the most important characteristic of our technology is that the Lithium House battery power source we intend to use is much more efficient and powerful than other battery power sources. Vehicles utilizing this technology have the ability to travel far greater distances, can recharge in less time and also benefit from weight reduction, as compared with vehicles using other battery powered systems. One of the major historic hurdles facing electric vehicle manufacturers is that most power sources would not allow the vehicle to travel over 100 miles before needing to be recharged. We believe that we can produce electric powered vehicles with a travel range greater than 200 miles.

         A significant difference between electric vehicles and gasoline-powered vehicles is the number of moving parts. The electric vehicle motor has one moving part, the shaft, whereas the gasoline-powered vehicle's motor has numerous moving parts. Fewer moving parts in the electric vehicle leads to another important difference: the electric vehicle requires less periodic maintenance and is more reliable. The gasoline-powered vehicle requires a wide range of maintenance, from frequent oil changes filter replacements, periodic tune ups, and exhaust system repairs, to the less frequent component replacement, such as the water pump, fuel pump, alternator, etc. The electric vehicle's maintenance requirements are fewer, and therefore the maintenance costs are lower. The electric motor's one moving part, the shaft, is very reliable and requires little or no maintenance. The controller and charger are electronic devices with no moving parts, and they require little or no maintenance. Electric vehicle batteries are sealed and are maintenance free, However, the life of these batteries is limited, and batteries will require periodic replacement. New batteries are being developed that will not only extend the range of electric vehicles, but will also extend the life of the battery pack which may eliminate the need to replace the battery pack during the life of the vehicle.


Lawn and Garden Equipment

         We have not commenced active product development in the lawn and garden equipment product category. We plan to approach major manufacturers of these products with regard to joint product development.


ATV's

         We have completed conversion of ATV's that are now being tested. We have also developed what we view as a next generation ATV with independent suspension. This ATV was displayed at the Globe 2004 exposition in Vancouver, B.C., Canada.


Current Joint Venture Negotiations in Progress
----------------------------------------------

China

Upon invitation from Geely Corporation, we and Mr. Chaz Haba have traveled to China and met with the Motorcycle Division and the International Trade Division of Geely Corporation. We are currently in the process of incorporating in China to position ourselves for pursuit of joint ventures. We have signed an agreement with Geely for a proposed joint venture and are now in the initial stages of drafting the formal joint venture agreement.

India

         We are currently in discussions with Loveson of Bombay India for the manufacture of bicycles to be converted into electric bikes.

Powerski

         On December 30, 2003 we announced that we started a joint venture with Powerski International, to create another model of Powerski's flagship product, the Powerski Jetboard(TM), powered with a Lithium-ion electric motor. We anticipate testing this board during the second quarter of 2004. Upon completion, our objective is for the board to travel at 30 to 40 MPH, for over 1 hour.

U.S. Navy

         On February 5, 2004 we announced the initiation of a lithium-ion conversion project with the United States Navy. The project will serve as a trial, and the development and implementation of this project will take place within our facilities in Van Nuys, California. We have funded the initial 3kw prototype for this project, and we anticipate the prototype will be ready for testing by the Navy in the second quarter of 2004.

Electric Cars

         We are working with California-based Cinema Vehicles to develop and build what we have designated as the "R-Car". Cinema Vehicles is the oldest and one of the largest motion picture vehicle service companies in the world. They have worked on major Hollywood productions such as T3 and Austin Powers. The anticipated use for the R-Car is for medium to long-range trips, as well as neighborhood use.

         The motor was balanced, matched to a 6-speed transmission, and tested in April 2004. Mr. Haba and his engineers have been working closely with Cinema Vehicles regarding the mechanical aspects of this development -- we are anticipating that this vehicle will be able to travel at speeds up to 90 mph with a range of up to 200 miles. The vehicle is currently under testing.

Austin Energy

         On March 1, 2004, we announced that a letter of understanding between Whistler Investments, Inc. and the City of Austin had been executed in respect to the conversion of vehicles for the City of Austin, TX, subsequent to a senior level meeting between Mark Kapner, Senior Strategic Planner for the City of Austin, Mr. Chaz Haba and representatives of Whistler, at their development facility at Lithium house in Van Nuys, California.

         We have purchased a 2004 Chrysler PT Cruiser -- we are commencing work on the prototype for Austin Energy, and hope to have it ready for testing in the second quarter of this year.


Solium Power Corp.

         Our Lithium Solar House ("LSH") project will be under the direction of Chaz Haba and is to provide a test bed for an alternative source of power to the home -- not connected to the power grid. The power source will be Solar Panels for charging of the Lithium Ion Batteries, which are used for storage of the power. The system will supply DC power for the home and all appliances (using from 12 volts to 48 volts), lighting, heat, air, etc., and will involve a site in Van Nuys, California. We have now received the approved plan and are currently renovating this Solar House. Construction completion and testing is anticipated by Summer 2004.

Other Initiatives

         We believe that the keys to our success in the future will be to aggressively pursue the most opportunistic markets and to concentrate our resources on the market(s) that have the most return for the time and effort expended. We are in negotiations with a municipal government agency in Canada. We have also initiated a project aimed at converting pre-existing vehicles in Latin America to electric propulsion units. Negotiations for the conversion of several vehicles are now underway. It is anticipated that the first conversions will be taxi cabs located in Mexico City. Mexico City has the world's worst air pollution, according to the United Nations, due primarily to vehicle emissions. The zero-emission vehicle projects are aimed at reducing harmful contaminants in the city's air, while providing usable cost-efficient alternate energy sources in public transit vehicles.


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


Manufacturing
-------------

         We intend to manufacture the lithium power paks in China and Korea, and to market them by way of infomercials, as well as by utilizing distributors in Canada and the United States.

Competition
-----------

         The discussion below identifies some of our principal competitors in the electric vehicle and bicycle areas.

         The Reva Electric Car Company, based in Bangalore, India, was incorporated in 1995 as a joint venture between the Bangalore based Maini Group and AEVT Inc of Irvindale, California, to manufacture electric vehicles for city mobility. This company produces a two-door sedan seating two adults in the front and two children at the back.

         ZAP, headquartered in Santa Rosa, California, is a principal competitor in electric cars, electric bicycles, electric scooters, seascooters, and other electric products.

         Powabyke, headquartered in Bath, United Kingdom, offers a wide range of electric bikes in the UK and worldwide.

Our Portable Power System License Agreement
-------------------------------------------

         On October 21, 2003, the original Licensing Agreement between the Company and Nu Age Electric Inc that we had entered into on June 27, 2003, was terminated. This original Licensing Agreement covered the license to us, through Nu Age Electric Inc., of certain of the products described below that we now license directly from Lithium House. Each party to the amendment terminating this licensing agreement agreed to indemnify the other party and hold it harmless from and against any and all losses, damages, liabilities, costs and expenses (including, but not limited to, any and all expenses reasonably incurred in investigating or defending against any litigation commenced or threatened or any claim whatsoever) which the indemnified Party may sustain or incur resulting from actions of the indemnifying party in connection with that licensing agreement or the breach by the indemnifying party of any material representation, warranty, or covenant made by it in that licensing agreement.

         On October 21, 2003, we entered into our current License Agreement with RV Systems, Inc., a Nevada corporation, for the worldwide arena (with the exception of India for the two- and three-wheeled vehicle technology) to sell, distribute and/or manufacture (or arrange for the sale, distribution or manufacture of) specified products utilizing the portable power systems (the "Licensed Technologies"), developed by Lithium House, with principal offices located in Van Nuys, California. Lithium House is an affiliate of RV Systems, and has licensed all product development to RV Systems for the two-, three- and four- wheel vehicles, watercraft, the solar house and a non-exclusive license for battery power packs.

         The License Agreement with RV Systems covers Licensed Technologies in three separate product groups: two- and three-wheeled vehicles to be manufactured and sold in all countries of the world except India; lawn and garden equipment to be manufactured and sold in all countries of the world; and Neighborhood Electric Vehicles to be manufactured and sold in all countries of the world.


Two- and Three-Wheeled Vehicles

  1.     Motorcycle product - Identification/model:  Stealth H (Harley type)
  2. Two-Wheel Vehicle - Identification/model: Stealth V (Vespa-type scooter)
  3. Two-Wheel Bicycle - Recumbent style with motor in the front wheel and batteries in the bicycle frame
  4. Three-wheel bicycle or a three-wheel motorcycle, commonly referred to as trikes or Tuk-Tuk's (as in the Thailand style three-wheel taxis).


Lawn and Garden Equipment

Lawn and garden will include two and four wheel electric mowers. It will also include leaf blowers and any electric rotating lawn tool (e.g., edgers, roto-tillers).

Neighborhood Electric Vehicles

Neighborhood electric vehicles include four wheel neighborhood electric vehicles ("NEV's")

         Subject to the terms of this License Agreement, RV Systems, as Licensor, has granted to us, during the term of the License Agreement, and upon the terms and conditions set forth in the License Agreement, a non-assignable right and license to market, sell, manufacture, and distribute the Licensed Technologies in all countries of the world, with the exception of India for two- and three-wheeled vehicles. We have the right, upon receipt of written approval and due diligence by the Licensor, to sublicense any of the rights and licenses granted in the License Agreement to or enter into distribution agreements with third parties ("Sublicensees") with the written consent of Licensor to the sublicense or distribution agreement and the approval of Licensor of the related agreement or agreements with the particular Sublicensee, which consent or approval shall not unreasonably be withheld.

         The term of the License Agreement commenced on October 21, 2003, and continues for a period of five License Years. NEV's were added to the Licensed Technologies on November 14, 2003. The term is automatically renewed for three succeeding License Years unless earlier terminated by either party upon not less than 90 days prior written notice to the other of intent to terminate.

         The Company is required to pay the Licensor the technology payments (the "Technology Payments") (to be paid to Lithium House) as specified in the License Agreement ($100,000 for two- and three-wheeled vehicles, and $50,000 for lawn and garden equipment) to be paid on or before October 31, 2003. For NEV's we are required to pay $250,000 no later than December 31, 2003, with a weekly minimum of $15,000. We are also required to pay Licensor product development payments of $400,000, on or before December 31, 2003, with a weekly minimum of $15,000, for two- and three-wheeled vehicles; $200,000 for lawn and garden equipment, on or before December 31, 2003, with a weekly minimum of $15,000; and $1,000,000, payable no later than March 31, 2004, with a weekly minimum of $35,000 for NEV's ("Product Development Payments"). We have signed additional amendments to the License Agreement as of January 5 and February 2, 2004, covering power systems for watercraft and solar houses, respectively. These additional agreements require payments of approximately $2,000,000. As of April 30, 2004, we have paid an aggregate of $1,535,544 in license payments to RV Systems, and are continuing weekly license fee payments of approximately $35,000, as per a supplemental agreement with RV Systems.

         As reimbursement to the Company, Licensor is required to pay to us the proceeds from any sales by Licensor of product inventory manufactured with the financing provided by the Product Development Payments as and when that product inventory is sold by Licensor.


         We (or our Sublicensees) are required to pay royalties to Licensor as to be specified for each of the Licensed Technologies, or products or applications utilizing such Licensed Technology, in the License Agreement ("Royalties"). The particular royalty payment levels are to be agreed upon when we enter into sublicense agreements or commence manufacturing or distribution operations ourselves. We are responsible for the collection of any Royalty payments due from our Sublicensees and remittance of such royalty payments to the Licensor, unless direct payment of royalties to Licensor by a Sublicensee is provided for in the applicable Addendum to the License Agreement.

         If the Company fails to make any payment due under the License Agreement, (a) we are obligated to pay interest thereon from and including the date such payment becomes due until the entire amount is paid in full at a rate equal to three percent (3%) per annum over the prime rate charged by CitiBank, N.A., New York as of the close of business on the date the payment first becomes due, but in no event greater than the highest rate permitted by law; (b) if such a default shall continue uncured for a period of sixty (60 days) after written notice is received by the Company, the Licensor then shall have the right to terminate the License Agreement immediately upon notification to us by the Licensor to terminate. If such default is by a Sublicensee, we shall provide the notice referred to above and shall follow Licensor's instructions as to termination of the particular Sublicensee's rights as to the Licensed Technologies.

         We shall have the option of preventing the termination of the License Agreement by taking corrective action that cures the default, if such corrective action is taken prior to the end of the 60-day cure period and if there are no other defaults during such time period. If the Licensor or the Company otherwise fails to perform any of the material terms, conditions, agreements or covenants in the License Agreement on its part to be performed (hereinafter referred to as "other default") and such other default is not curable, or if such default is curable but continues uncured for a period of sixty (60) days after notice thereof has been given to the defaulting party in writing by the other party or all reasonable steps necessary to cure such other default have not been taken by the defaulting party within sixty (60) days after notice thereof has been given to the defaulting party in writing by the other party or all reasonable steps necessary to cure such other default have not been taken by the defaulting party within such sixty (60) day period, the other party at its sole election may terminate the License Agreement forthwith by written notice. If we file a petition in bankruptcy, are adjudicated as bankrupt or file a petition or otherwise seek relief under or pursuant to any bankruptcy, insolvency or reorganization statute or proceeding or if a petition in bankruptcy is filed against us, which is not vacated within sixty (60 ) days, or we become insolvent or make an assignment for the benefit of its creditors or a custodian receiver or trustee is appointed for us or a substantial portion of our business assets, which is not discharged within sixty (60) days, the License Agreement by its terms terminates automatically and forthwith. No assignee for the benefit of creditors, custodian, trustee in bankruptcy or any official charged with taking over custody of our assets or business shall have any right to continue the License Agreement or to exploit or in any way use the Licensed Technologies if the License Agreement terminates; provided, however, that a termination under the License Agreement as to a particular Sublicensee and Licensed Technologies to that Sublicensee would not affect the validity of the License Agreement or our status under the License Agreement or that of other Sublicensees not in default.

Subsidiaries

         We are restructuring by putting in place three divisions, each a wholly owned subsidiary of Whistler, incorporated after year end, and allocating the licensing rights for the various applications into each applicable division. Global Electric Corp will hold the licensing rights for all product development other than four-wheeled vehicles. R-Electric Car Co. will hold the licensing rights for product development for all four-wheeled vehicles. Solium Power Corp will hold the rights for the advanced Lithium/Solar Power System technology developed by Mr. Chaz Haba, for application to residential and commercial properties.

Employees

         As of the date of this report, we do not have any employees other than our President and CEO, Holly Roseberry.

Research and Development Expenditures
-------------------------------------

         We incurred research and development expenditures of $20,268 in our fiscal year ended January 31, 2004. We incurred no such expenditures in our prior fiscal year.


Patents and Trademarks

         Neither the Company, nor Lithium House or RV Systems, owns, either legally or beneficially, any patents or trademarks.

Risk Factors
------------

         You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

WE ARE A DEVELOPMENT STAGE BUSINESS

         We have had no revenues from joint ventures or sales of our products, nor have we signed any definitive joint venture agreements to commercialize any of our products. As of April 23, 2004, we had cash on hand of $1,201,459. As of January 31, 2004, Whistler's liabilities totaled $695,205 and primarily consisted of a notes payable in the amount of $553,983 due to a stockholder in connection with the acquisition of Azra Center and advances to the Company made by that stockholder. During the period since its inception on April 12, 2000 to January 31, 2004, Whistler had incurred operating losses totaling $5,728,483. On January 31, 2004, Whistler had a working capital deficiency of $525,777 and a stockholders' deficit of $90,933.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL

         Our current operating funds are less than necessary to complete the license payments to RV Systems for commercialization of products utilizing Lithium House portable power systems under the License Agreement, and therefore we will need to obtain additional financing in order to complete our business plan. Our business plan will require substantial additional financing in connection with the initial commercialization of the products under the License Agreement.

         We do not currently have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

         Our independent auditors have added an explanatory paragraph to their audit opinions, issued in connection with our financial statements, which states that our ability to continue as a going concern is uncertain. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WE ARE SUBJECT TO ALL OF THE RISKS OF A NEW BUSINESS

         Because we have only recently commenced business operations, we face a high risk of business failure. We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the commercialization of the products under the License Agreement. These potential problems include, but are not limited to, unanticipated problems relating to product development, problems arranging and negotiating arrangements with sublicensees or joint venture partners, and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and investors should be aware that there is a substantial risk that we would not generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

         Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future



OUR MANAGEMENT HAS LIMITED EXPERIENCE IN PRODUCTS UTILIZING ELECTRIC BATTERY POWER AND WITH NEGOTIATING COMMERCIAL ARRANGEMENTS FOR SUCH PRODUCTS

         Our management, while experienced in business operations, has only limited experience in negotiating sublicenses or joint ventures for and commercializing the types of products covered by the License Agreement. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan to negotiate profitable sublicenses or joint ventures for our lithium ion battery powered products. Because of the intense competition in for our licensed products under the License Agreement, there is substantial risk that we will not successfully commercialize these products.

WE ARE CURRENTLY IN LITIGATION WITH A FORMER EMPLOYER OF CHAZ HABA

         We are currently in litigation, having been served with a complaint filed on October 15, 2003, by Michael McDermott, as a stockholder of Planet Electric, Inc. and purportedly on behalf of Planet Electric in the United States District Court for the Central District of California. Charles Haba, a consultant to the Company, was one of the founders of Planet Electric and is defendant in this case along with Lithium House and other entities. See "ITEM 3--Pending Legal Proceedings" for a description of this case.

OUR PRODUCTS WILL BE HIGHLY REGULATED

         Our products in development, particularly the NEV's, are highly regulated. There is a possibility that the regulatory review and compliance process could consume significant time and resources and adversely affect the timing of our bringing products to market, as well as the profitability of such products once regulatory approvals are obtained.

OUR BUSINESS IS SUBJECT TO SUBSTANTIAL RISKS

         The electric battery powered product market is extremely competitive and risky. We are competing against numerous competitors with substantially greater financial resources than us, and due to the difficulties of entry into these markets, we may unsuccessful and not be able to complete our business plan.


ITEM 2.     DESCRIPTION OF PROPERTY.

Our mailing address is 5001 East Bonanza Road, Suite 144-145, Las
Vegas, Nevada, 89110, for which we pay $10 per month. We also have an office at 7126 Sophia Ave, Van Nuys CA, for which we pay monthly rent of $2,000 and an office at 595 Hornby St. Suite 603, Vancouver, BC. Canada, for which we also pay monthly rent of $2,000.

ITEM 3.     LEGAL PROCEEDINGS.

         Other than as described below, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated. At this time we have no bankruptcy, receivership or similar proceedings pending.

Planet Electric, Inc. Stockholder Litigation

         On October 17, 2003, we were served with a complaint filed on October 15, 2003, by Michael McDermott, as a stockholder of Planet Electric, Inc. and purportedly on behalf of Planet Electric in the United States District Court for the Central District of California. Charles (Chaz) Haba was one of the founders of Planet Electric, and was associated with that company from until early 2002. The complaint lists Charles Haba, other individuals, Lithium House, Inc., Nupow'r LLC, Nu Age Electric, Inc., Dynamic Concepts aka NPDI, and Whistler Investments, Inc. as defendants. The complaint seeks an injunction prohibiting certain defendants from continuing their business relationship and transfer of alleged Planet Electric trade secrets or processes and also seeks damages for: patent infringement against Charles Haba, companies that Mr. Haba has been associated with since his involvement with Planet Electric, and Whistler; breach of fiduciary duty against Mr. Haba; breach of confidential relationship against Mr. Haba; conversion against Mr. Haba and certain other individual defendants; various business torts against Mr. Haba, Lithium House, NuPow'r and Nu Age; trade secret misappropriation against all defendants.

         The defendants in this action have retained counsel, and will move to dismiss the complaint on the grounds that there is no evidence to support plaintiffs' claims.

         After consultation with Charles (Chaz) Haba, Lithium House and our counsel, we are confident that this litigation does not pose any obstacle to continuation of our activities in consortium with Mr. Haba, RV Systems and Lithium House under the October 21, 2003 Distribution and Licensing Agreement and to our commencing to implement and license the technologies covered by that License Agreement worldwide. The lithium battery technologies licensed to us by RV Systems were developed by Lithium House subsequent to Mr. Haba's association with Planet Electric.

Charles Haba v. Planet Electric, Inc.

         In this action, Charles Haba, is suing for breach of his employment agreement and breach of a note against his former employer, Planet Electric, Inc. in the Los Angeles County Superior Court. Planet Electric, Inc. has requested leave to file a cross-complaint against same defendants as the above-mentioned shareholder derivative suit, including Whistler Investments, Inc. The proposed cross-complaint adds claims for conversion and conspiracy to convert assets of Planet Electric, Inc. assets against Whistler Investments, Inc. As the claims brought by Planet Electric, Inc. in this State Court action are nearly identical to those of the shareholder derivative suit, it is not likely that the courts will allow both to proceed to trial. In any event, we do not believe there is any merit to the claims against Whistler Investments, Inc. and will seek a dismissal at the earliest opportunity.

Whistler Investments, Inc. v. McLane, et al.

         On March 12, 2004, Whistler Investments, Inc. filed suit in the Los Angeles County Superior Court against Rod McLane, Meridian Capital Fund, LLC, Andreas Behrens, International Business Consultants GmbH, Herb Perman, Steve Lipman, Coventry Windsor, Inc., Chicago Investment Group, LLC, and Bill Fritts. The lawsuit arises out of defendants taking of 1,125,000 shares of Whistler Investments, Inc. to hold as security for a loan. Defendants never funded the loan and have refused to return the shares. The lawsuit seeks a return of said shares or a cancellation of such shares or monetary damages or $14,850,000.00 as well as punitive damages. In addition, the lawsuit seeks $120,000 in damages for the breach of the loan agreement.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending January 31, 2004.

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

Period                                        High               Low
------                                        ----               ---

March 4, 2002 to April 30, 2002              no trades
May 1, 2002 to July 31, 2002                 $1.07             $0.20
August 1, 2002 to October 31, 2002           $1.01             $0.08
November 1, 2002 to January 31, 2003         $0.14             $0.08
February 1, 2003 to April 30, 2003           $0.30             $0.08
May 1, 2003 to July 10, 2003                 $0.29             $0.08
July 11, 2003 to July 31, 2003*              $4.00             $1.29
August 1, 2003 to October 31, 2003           $7.00             $3.65
November 1, 2003 to January 31, 2004         $8.50             $3.65
February 1, 2004 to March 9, 2004            $12.35            $7.90
March 10, 2004 to April 23, 2004**           $7.39             $3.45

-------------
* Following ten-for-one reverse split effective July 11, 2003 ** Following three-for-one forward split effective March 10, 2004

The above quotations are taken from information provided by Canada Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Common Stock

As of April 12, 2004, we had 31 holders of record of our common stock.


Dividends

Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Recent Sales of Unregistered Securities

-------------------- -------------------------------- --------------------- ------------------- ------------------------------
Date                 Title and Amount                 Purchasers                Principal              Total Offering
----                 ----------------                 ----------                ----------             --------------
                                                                               Underwriter      Price/Underwriting Discounts
                                                                               -----------      ----------------------------
-------------------- -------------------------------- --------------------- ------------------- ------------------------------
April 15, 2002       40,000,000 shares of Common      Salim S. Rana                 NA                       NA
                     Stock issued to the vendor of    Investments Corp.
                     the  Azra Shopping Center.*
-------------------- -------------------------------- --------------------- ------------------- ------------------------------

8/12/03              11,250,000 shares of Common      International                 NA                       NA
                     Stock issued in escrow to in     Business
                     connection with proposed         Consultants GMBH
                     financing transaction*
-------------------- -------------------------------- --------------------- ------------------- ------------------------------

12/09/03             1,250 shares of Common Stock*    Consultant                    NA               $1.12 per share/NA
-------------------- -------------------------------- --------------------- ------------------- ------------------------------

12/09/03             1,250 shares of Common Stock*    Consultant                    NA               $1.12 per share/NA
-------------------- -------------------------------- --------------------- ------------------- ------------------------------

1/14/03              2,5000 shares of Common Stock*   Consultant                    NA               $2.17 per share/NA
-------------------- -------------------------------- --------------------- ------------------- ------------------------------

*These shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.



Securities Authorized for Issuance under Equity Compensation Plans

         The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights.

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                (a)                          (b)                          (c)
Plan category                   Number of securities to be   Weighted-average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights          rights                       equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------

Equity compensation plans not
approved by security holders             1,214,000                      $.75                          -0-
------------------------------- ---------------------------- ---------------------------- ----------------------------

Total                                    1,214,000                      $.75                          -0-
------------------------------- ---------------------------- ---------------------------- ----------------------------

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

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

Results Of Operations for the Year Ended January 31, 2004

We incurred a net loss of $4,829,599 for the year ended January 31, 2004 including $4,394,000 in stock based compensation relating to our grant of stock options to employees during the quarter, management fees of $178,996, general and administrative costs of $97,515, professional fees of $87,635, $16,304 in rent and office costs, and $14,195 in depreciation expense relating to computer equipment, furniture interest expense of $24,070, and fixtures.

Our net loss for the twelve-month period ended January 31, 2004 increased substantially from the comparative period in fiscal 2003 (from $825,493 in 2003 to $4,829,599 in 2004). This was primarily due to the previously mentioned stock based compensation in 2004 recorded at $4,394,000, compared with none in 2003, and increases in administrative costs from $23,082 in 2003 to $97,515 in 2004, and management and consulting fees from $11,500 in 2003 to $178,996 in 2004, resulting from a general increase in our business activities. We also incurred interest expense of $24,070 related to amounts owing on overdue notes payable to related parties.

PLAN OF OPERATION

During the period since inception on April 12, 2000 to January 31, 2004, we have incurred operating losses aggregating $5,728,483. At January 31, 2004, we had a working capital deficiency of $525,777 and a stockholders' deficit of $90,933. The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders and other related parties, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of January 31, 2004, we had cash on hand of $169,428. Our liabilities at the same date totaled $695,205 and consisted primarily of accounts payable and accrued liabilities of $133,017 and a related party payable of $553,983. The related party payable consisted primarily of a payable due to SSRI, in connection with our previous acquisition of the Azra shopping center and advances to the Company by the related party. We anticipate that our administrative costs and expenses to acquire the licenses from RV Systems, Inc. over the next 12-month period will be in excess of $2,000,000, if we secure rights to all licensed products. We do not have sufficient cash on hand to meet these anticipated obligations.

Distribution and Licensing Agreement With RV Systems, Inc.

         On October 21, 2003, we entered into the new License Agreement with RV Systems for the worldwide arena (with the exception of India for the two- and three-wheeled vehicle technology) to sell, distribute and/or manufacture (or arrange for the sale, distribution or manufacture of) specified products utilizing the portable power systems (the "Licensed Technologies"), developed by Lithium House. Lithium House is an affiliate of RV Systems, and has licensed all product development to RV Systems for products and applications of portable power systems utilizing Lithium House's proprietary lithium battery technology. The License Agreement with RV Systems covers Licensed Technologies in three separate product groups: two- and three-wheeled vehicles to be manufactured and sold in all countries of the world except India; lawn and garden equipment to be manufactured and sold in all countries of the world; and NEV's to be manufactured and sold in all countries of the world.

         Subject to the terms of the License Agreement, RV Systems, as Licensor, has granted to us, during the term of the License Agreement, and upon the terms and conditions set forth in the License Agreement, a non-assignable right and license to market, sell, manufacture, and distribute the Licensed Technologies in all countries of the world, with the exception of India for two- and three-wheeled vehicles. We have the right, upon receipt of written approval and due diligence by the Licensor, to sublicense any of the rights and licenses granted in the License Agreement to or enter into distribution agreements with third parties ("Sublicensees") with the written consent of Licensor to the sublicense or distribution agreement and the approval of Licensor of the related agreement or agreements with the particular Sublicensee, which consent or approval shall not unreasonably be withheld.

         The term of the License Agreement commenced on October 21, 2003, and continues for a period of five License Years. NEV's were added to the Licensed Technologies on November 14, 2003. The term is automatically renewed for three succeeding License Years unless earlier terminated by either party upon not less than 90 days prior written notice to the other of intent to terminate.

         The Company is required to pay the Licensor the technology payments (the "Technology Payments") (to be paid to Lithium House) as specified in the License Agreement ($100,000 for two- and three-wheeled vehicles, and $50,000 for lawn and garden equipment) to be paid on or before October 31, 2003, which payments have been made. For NEV's we are required to pay $250,000 no later than December 31, 2003, with a weekly minimum of $15,000. We are also required to pay Licensor product development payments of $400,000, on or before December 31, 2003, with a weekly minimum of $15,000, for two- and three-wheeled vehicles; $200,000 for lawn and garden equipment, on or before December 31, 2003, with a weekly minimum of $15,000; and $1,000,000, payable no later than March 31, 2004, with a weekly minimum of $35,000 for NEV's ("Product Development Payments"). We have signed additional amendments to the License Agreement as of January 5 and February 2, 2004, covering power systems for watercraft and solar houses, respectively. These additional agreements require payments of approximately $2,000,000. As of April 30, 2004, we have paid an aggregate of $1,535,544 in license payments to RV Systems, and are continuing weekly license fee payments of approximately $35,000, as per a supplemental letter agreement with RV Systems. As reimbursement to the Company, Licensor is required to pay to us the proceeds from any sales by Licensor of product inventory manufactured with the financing provided by the Product Development Payments as and when that product inventory is sold by Licensor.

Commercial Initiatives

China

         Upon invitation from Geely Corporation, we and Mr. Chaz Haba of Lithium House have traveled to China and met with the Motorcycle Division and the International Trade Division of Geely Corporation. We are currently in the process of incorporating in China to position ourselves for pursuit of joint ventures. We have signed an agreement with Geely for a proposed joint venture and are now in the initial stages of drafting the formal joint venture agreement.

India

         We are currently in discussions with Loveson of Bombay India for the manufacture of bicycles to be converted into electric bikes.

Powerski

         On December 30, 2003 we announced that we started a joint venture with Powerski International, to create another model of Powerski's flagship product, the Powerski Jetboard(TM), powered with a Lithium-ion electric motor. We anticipate testing this board during the second quarter of 2004. Upon completion, our objective is for the board to travel at 30 to 40 MPH, for over 1 hour.

U.S. Navy

         On February 5, 2004 we announced the initiation of a lithium-ion conversion project with the United States Navy. The project will serve as a trial, and the development and implementation of this project will take place within our facilities in Van Nuys, California. We have funded the initial 3kw prototype for this project, and we anticipate the prototype will be ready for testing by the Navy in the second quarter of 2004.

Electric Cars

         We are working with California-based Cinema Vehicles to develop and build what we have designated as the "R-Car". Cinema Vehicles is the oldest and one of the largest motion picture vehicle service companies in the world. They have worked on major Hollywood productions such as T3 and Austin Powers. The anticipated use for the R-Car is for medium to long-range trips, as well as neighborhood use.

         The motor was balanced, matched to a 6-speed transmission, and tested in April 2004. Mr. Haba and his engineers have been working closely with Cinema Vehicles regarding the mechanical aspects of this development -- we are anticipating that this vehicle will be able to travel at speeds up to 90 mph with a range of up to 200 miles. The vehicle is currently under testing.

Austin Energy

         On March 1, 2004, we announced that a letter of understanding between Whistler Investments, Inc. and the City of Austin had been executed in respect to the conversion of vehicles for the City of Austin, TX, subsequent to a senior level meeting between Mark Kapner, Senior Strategic Planner for the City of Austin, Mr. Chaz Haba and representatives of Whistler, at their development facility at Lithium house in Van Nuys, California.

         We have purchased a 2004 Chrysler PT Cruiser -- we are commencing work on the prototype for Austin Energy, and hope to have it ready for testing in the second quarter of this year.


Solium Power Corp.

         Our Lithium Solar House ("LSH") project will be under the direction of Chaz Haba and is to provide a test bed for an alternative source of power to the home -- not connected to the power grid. The power source will be Solar Panels for charging of the Lithium Ion Batteries, which are used for storage of the power. The system will supply DC power for the home and all appliances (using from 12 volts to 48 volts), lighting, heat, air, etc., and will involve a site in Van Nuys, California. We have now received the approved plan and are currently renovating this Solar House. Construction completion and testing is anticipated by Summer 2004.

         We believe that the keys to our success in the future will be to aggressively pursue the most opportunistic market(s) and to concentrate our resources on the market(s) that have the most return for the time and effort expended. We are in negotiations with a municipal government agency in Canada. We have also initiated a project aimed at converting pre-existing vehicles in Latin America to electric propulsion units. Negotiations for the conversion of several vehicles are now underway. It is anticipated that the first conversions will be taxi cabs located in Mexico City. Mexico City has the world's worst air pollution, according to the United Nations, due primarily to vehicle emissions. The zero-emission vehicle projects are aimed at reducing harmful contaminants in the city's air, while providing usable cost-efficient alternate energy sources in public transit vehicles.

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

         On January 20, 2004, we announced agreement for a $10 million equity line with Boston-based Dutchess Private Equities Fund, LP. We currently intend to file the necessary registration documents with the SEC.

         On February 24, 2004, we announced receipt of $1 million dollars of a $3 million dollar non-recourse loan to be collateralized by stock. On April 14, 2004, we drew down an additional $1,000,000 on this loan, and on April 22, 2004, we drew down the final $1,000,000 of the loan.

         The Company intends to hold a special meeting of shareholders' upon approval of the information circular we have filed with the Securities and Exchange Commission, to increase our authorized common stock, so as to have additional stock available for equity financing, if required.

         We have raised equity capital through issuances of common stock and debt. During the year ended January 31, 2004, we received proceeds of $589,500 from the exercise of stock options and $150,000 from the issuance of common stock.

         At January 31, 2004, we had $169,428 cash on hand. Our ability to raise additional capital is affected by trends and uncertainties beyond our control.

         Our current operating funds are less than necessary to complete the license payments to RV Systems for commercialization of products utilizing Lithium House portable power systems under the License Agreement, and therefore we will need to obtain additional financing in order to complete our business plan. Our business plan will require substantial additional financing in connection with the initial commercialization of the products under the License Agreement. We anticipate that our administrative costs and expenses to acquire the licenses from RV Systems, Inc. over the next 12-month period will be in excess of $2,000,000, if we secure rights to all licensed products.

         We do not currently have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

         Our auditors are of the opinion that our continuation as a going concern is in doubt. Our continuation as a going concern is dependent upon continued financial support from our shareholders and other related parties.

ITEM 7. FINANCIAL STATEMENTS.

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                January 31, 2004

                           Whistler Investments, Inc.
                          (A Development Stage Company)

                              Financial Statements

                                                                                                 Page:
Report of Independent Auditors                                                                     F-1
Balance Sheets
as of January 31, 2004 and January 31, 2003                                                        F-2
Statements of operations
for the years ended January 31, 2004 and January 31, 2003                                          F-3
Statements of cash flows
for the years ended January 31, 2004 and January 31, 2003                                          F-4
Statement of changes in stockholders' deficit
for the period from Inception to January 31, 2004                                                  F-5
Notes to the financial statements                                                                  F-6

                          Independent Auditor's Report



To the Board of Directors and Stockholders of Whistler Investments, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheet of Whistler Investments, Inc. (a development stage company) as of January 31, 2004, and the related statements of operations, accumulated deficit, cash flows, and stockholders' equity for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Whistler Investments, Inc. as of January 31, 2003, were audited by other auditors, whose report dated April 29, 2003 was modified because of a going concern uncertainty.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whistler Investments, Inc. as of January 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has continued development stage losses, negative working capital, and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Mason Russell West, LLC
Littleton, Colorado
April 15, 2004

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                            (Expressed in US Dollars)

                                                                                             January 31,        January 31,
                                                                                                    2004               2003
----------------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
     Cash                                                                               $      169,428      $          104
----------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                           169,428                 104

PROPERTY AND EQUIPMENT (Note 3)                                                                  3,219               5,639
INTANGIBLE ASSETS
     Licensing fees (Notes 4 and 7)                                                            431,625                   -
----------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $      604,272      $        5,743
============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
     Accounts payable and accrued liabilities                                           $      133,017      $       30,467
     Due to related parties (Note 5)                                                           553,983             378,860
     Advances payable (Note 8)                                                                   8,205                   -
----------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                      695,205             409,327
----------------------------------------------------------------------------------------------------------------------------

Contingencies and Commitments (Notes 1 and 7)

STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK, $0.001 par value per share
     Authorized - 5,000,000 shares
     Issued - Nil                                                                                    -                   -
COMMON STOCK, $0.001 par value per share
     Authorized - 21,000,000 shares
     Issued - 20,416,677 shares (Fiscal 2003 - 14,535,000)                                      20,417              14,535
ADDITIONAL PAID IN CAPITAL                                                                   5,933,133             480,765
SUBSCRIPTION RECEIVABLE (Note 6(a))                                                            (50,000)                  -
DEFERRED COMPENSATION (Note 6(b))                                                             (266,000)                  -
DEFICIT                                                                                     (5,728,483)           (898,884)
----------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                                    (90,933)           (403,584)
----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $      604,272      $        5,743
============================================================================================================================

   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                            (Expressed in US Dollars)

                                                                                                           Accumulated from
                                                                                                             April 12, 2000
                                                                        Year Ended        Year Ended    (Date of Inception)
                                                                       January 31,       January 31,         to January 31,
                                                                              2004              2003                   2004
---------------------------------------------------------------------------------------------------------------------------

EXPENSES
     Depreciation and amortization                               $          14,195  $          1,864  $              18,586
     Management and consulting fees (Note 5(a))                            178,996            11,500                192,996
     General and administrative                                             97,515            23,082                122,648
     Professional fees                                                      87,635            20,358                162,069
     Rent and office                                                        16,304             6,620                 36,450
     Write-off of mineral property                                               -             5,150                  5,150
     Research and development                                               20,268                 -                 20,268
     Stock-based compensation (Note 2(i))                                4,394,000                 -              4,394,000
----------------------------------------------------------------------------------------------------------------------------
                                                                         4,808,913            68,574              4,952,167

INTEREST EXPENSE                                                            24,070                 -                 24,070

OTHER (INCOME)                                                             (3,384)             (105)                (4,778)
----------------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE DISCONTINUED OPERATIONS                                (4,829,599)          (68,469)            (4,971,459)

LOSS FROM DISCONTINUED OPERATIONS (Note 9)                                       -         (757,024)              (757,024)
----------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                          $     (4,829,599)  $      (825,493)  $         (5,728,483)
============================================================================================================================

Net Loss Before Discontinued Operations                          $          (0.29)  $         (0.01)
Loss from Discontinued Operations                                $               -  $         (0.06)
Net Loss Per Share - Basic and Diluted                           $          (0.29)  $         (0.07)

Weighted average number of common shares outstanding                    16,689,000        12,036,000

   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Expressed in US Dollars)

                                                                                                            Accumulated from
                                                                                                        April 12, 2000 (Date
                                                                          Year Ended      Year Ended        of Inception) to
                                                                         January 31,     January 31,             January 31,
                                                                                2004            2003                    2004
-----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                                               $   (4,829,599) $    (825,493)           $ (5,728,483)

Adjustments to reconcile net loss to cash
     Depreciation and amortization                                            14,195          1,864                   18,586
     Donated rent                                                                  -          6,000                    6,000
     Write-off of mineral property                                                 -          5,150                    5,150
     Stock-based compensation                                              4,394,000              -                4,394,000
     Loss from discontinued operations                                             -        757,024                  757,024
     Expenses settled with the issuance of common stock                        8,750              -                    8,750

Changes in operating assets and liabilities
     Increase in accounts payable and accrued liabilities                    102,551         22,385                  133,018
     Increase in advances payable                                              8,205              -                    8,205
     Increase in amounts due to related parties                              175,122         21,836                  196,958
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                       (126,776)       (11,234)               (200,792)
-----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
     Purchase of licensing rights                                           (443,400)             -                (443,400)
     Purchase of mineral properties                                                -              -                  (5,150)
     Purchase of property and equipment                                            -              -                 (10,030)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                       (443,400)             -                (458,580)
-----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                 589,500              -                  589,500
     Proceeds from issuance of common stock                                  150,000              -                  239,300
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                    739,500              -                  828,800
-----------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                                  169,324        (11,234)                 169,428

CASH, BEGINNING OF PERIOD                                                        104         11,338                        -
-----------------------------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                                     $      169,428  $         104              $   169,428
=============================================================================================================================

NON-CASH FINANCING AND INVESTING ACTIVITIES

Issuance of common stock for financing agreement                           3,375,000             -                 3,375,000
Issuance of common stock                                                           -       400,000                   400,000
Assumption of mortgage payable                                                     -       377,960                   377,960
Promissory note payable                                                            -        20,396                    20,936
Expenses settled with issuance of common stock                                 8,750             -                     8,750

SUPPLEMENTAL DISCLOSURES

Interest paid                                                                      -             -                         -
Income taxes paid                                                                  -             -                         -

   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                            (Expressed in US Dollars)

                                                           Additional
                                         Common Stock       Paid In  Subscription    Deferred    Accumulated
                                       Shares     Amount    Capital   Receivable   Compensation    Deficit        Total
----------------------------------------------------------------------------------------------------------------------------
BALANCE, April 12, 2000 (Date of
Inception)                                     -     $   -     $    -        $   -             -    $        -  $         -

Issuance of stock for cash             2,535,000     2,535     86,765            -             -             -       89,300

Net loss for the period                        -         -          -            -             -        (7,773)      (7,773)
----------------------------------------------------------------------------------------------------------------------------

BALANCE, as at January 31, 2001        2,535,000     2,535     86,765            -             -        (7,773)      81,527

Net loss for the year                          -         -          -            -             -       (65,618)     (65,618)
----------------------------------------------------------------------------------------------------------------------------

BALANCE, as at January 31, 2002        2,535,000     2,535     86,765            -             -       (73,391)      15,909

Non-cash issuance of common stock
(Note 9)                              12,000,000    12,000    388,000            -             -             -      400,000

Net loss for the year                          -         -          -            -             -      (814,343)    (814,343)
----------------------------------------------------------------------------------------------------------------------------

BALANCE, as at January 31, 2003       14,535,000    14,535    474,765            -             -      (887,734)    (398,434)

Prior Period Adjustment (Note 11)              -         -      6,000            -             -       (11,150)      (5,150)
---------------------------------------------------------------------------------------------------------------------------

Restated                              14,535,000    14,535    480,765            -             -      (898,884)    (403,584)

Non-cash issuance of common stock      3,375,000     3,375    (3,375)            -             -             -            -

Issuance of common stock for cash        141,177       141    199,859     (50,000)             -             -      150,000

Issuance of common stock from
exercise of stock options              2,358,000     2,358    587,142            -             -             -      589,500

Expenses settled with common stock         7,500         8      8,742            -             -             -        8,750

Non-employee stock-based compensation          -         -  4,660,000            -    (4,660,000)            -            -

Amortization of deferred stock
compensation                                   -         -          -            -     4,394,000             -    4,394,000

Net loss for the year                          -         -          -            -             -    (4,829,599)  (4,829,599)
----------------------------------------------------------------------------------------------------------------------------

Balance, as at January 31, 2004       20,416,667   $20,417 $5,933,133   $ (50,000)  $   (266,000)  $(5,728,483)$    (90,933)
============================================================================================================================

   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004
                           (Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada, USA on April 12, 2000 under the name Whistler Investments, Inc. The Company's principal business was the exploration and development of mineral resources; however, during the period the Company abandoned its mineral property and currently does not have an operating business (see Note 9).

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has neither a history of earnings nor has it paid any dividends and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future. During the period since inception on April 12, 2000 to January 31, 2004, the Company has incurred operating losses aggregating $5,728,483. At January 31, 2004, the Company has a working capital deficiency of $525,777 and a stockholders' deficit of $90,933. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other related parties, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no assurance that the Company will successfully acquire businesses or assets that will produce a profit. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt concerning the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On January 19, 2004, the Company entered into an Investment Agreement and a Registration Rights Agreement ("the Agreement") with Dutchess Private Equities Fund, L.P. (Dutchess). Pursuant to the Agreement, the Company may periodically "put" or require Dutchess to purchase shares of common stock at below market prices in exchange for the utilization of a ten million dollar equity line of financing. The Agreement requires the Company to file an SB-2 Registration Statement with the Securities and Exchange Commission to register for resale by Dutchess the shares of common stock purchased. The Registration Statement must be filed within 30 days of the issuance of the Company's audited financial statements for the fiscal year ended January 31, 2004.

Subsequent to year-end, the Company received one million dollars of a three million dollar financing from Sterling Capital, Inc. for the development of specific products for various customers (see Note 12(b)).


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

                           WHISTLER INVESTMENTS, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004
                           (Expressed in US Dollars)
--------------------------------------------------------------------------------


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

d)   Long-Lived Assets
     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

e)   Property and Equipment
     Capital assets consist of computer equipment and furniture and fixtures, are recorded at cost and are depreciated over their estimated useful life on a declining balance basis at a rate of 30% and 20% respectively per annum.

f)   Foreign Currency Translation
     The financial statements are presented in United States dollars in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 52, "Foreign Currency Translation". Foreign denominated monetary assets and liabilities are translated to United States dollars using foreign exchange rates in effect at the balance sheet date. Non-monetary items are translated at historical exchange rates, except for items carried at market value, which are translated at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the period. Exchange gains or losses arising on foreign currency translation are included in the determination of operating results for the period.

g)   Basic and Diluted Net Income (Loss) Per Share
     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

h)   Financial Instruments
     The fair value of cash, accounts payable, accrued liabilities, and amounts due to related parties approximates their carrying values due to the immediate or short-term maturity of these financial instruments.

i)   Stock Based Compensation
     The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant.

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

                           WHISTLER INVESTMENTS, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004
                           (Expressed in US Dollars)
--------------------------------------------------------------------------------


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

i)   Stock Based Compensation (continued)

     During the year, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     The pro forma information is as follows:

                                                                                                 Year Ended
                                                                                                 January 31,
                                                                                           2004                2003
                                                                                            $                   $
     Net loss -- as reported                                                            (4,829,599)         (825,493)
     Add: Stock-based compensation expense included in net loss -- as
     reported                                                                            4,394,000                 -
     Deduct: Stock-based compensation expense determined under fair
     value method                                                                       (4,439,960)                -
     Net loss -- pro forma                                                              (4,875,559)         (825,493)
     Net loss per share (basic and diluted) -- as reported                                   (0.29)            (0.07)
     Net loss per share (basic and diluted) -- pro forma                                     (0.29)            (0.07)

     Among other factors, the Black-Scholes model considers the expected life of the option and the expected volatility of the Company's stock price in arriving at an option valuation. For pro forma purposes, the estimated fair value of the Company's stock-based awards is amortized over the vesting period of the underlying instruments. For the year ended January 31, 2004, the fair value of options granted using Black-Scholes was determined using the following weighted average assumptions.

     Expected dividend yield                                          0%
     Risk-free interest rate                                        1-5%
     Expected volatility                                            100%
     Expected life from the vesting date (in years)                  1.0


j)   New Accounting Pronouncements
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

                           WHISTLER INVESTMENTS, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004
                           (Expressed in US Dollars)
--------------------------------------------------------------------------------


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

k)   Comprehensive Loss
     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

l)   Research and Development
     The Company expenses research and development costs as incurred.


NOTE 3 - PROPERTY AND EQUIPMENT

                                                                                          January 31,     January 31,
                                                                                             2004            2003
                                                                        Accumulated        Net Book        Net Book
                                                         Cost           Amortization         Value           Value
                                                   ---------------------------------------------------------------------
Furniture and fixtures                                      $ 4,819            $ 2,815         $ 2,004          $ 3,084
Computer equipment                                            5,211              3,996           1,215            2,555
                                                   ---------------------------------------------------------------------

                                                           $ 10,030            $ 6,811         $ 3,219          $ 5,639
                                                   =====================================================================


NOTE 4 - INTANGIBLE ASSET
                                                                                          January 31,     January 31,
                                                                                             2004            2003
                                                                        Accumulated        Net Book        Net Book
                                                         Cost           Amortization         Value           Value
                                                   ---------------------------------------------------------------------

License fees (See Note 7)                                  $443,400           $ 11,775        $431,625         $153,075
                                                   =====================================================================

NOTE 5 - RELATED PARTY TRANSACTIONS

a) The Company incurred management fees of $19,365 (2003 - $11,500) to an officer during the years ended January 31, 2004 and 2003,respectively.

b) The Company agreed to assume debt in the amount of $377,960 owing to a related party as part of a share purchase agreement (see Note 9). The debt is non-interest bearing and was to be repaid as to $200,000 on January 31, 2003 and $200,000 on January 31, 2004. Late payments are subject to simple interest payable on the overdue principal at a fixed rate of 10% per annum, calculated in advance monthly commencing on the day after a principal payment is due. The Company recorded interest expense of $24,070 for the year ended January 31, 2004.


NOTE 6 - STOCKHOLDERS' EQUITY

a)   Common Shares
i) During the quarter ended October 31, 2003, the Company issued 3,375,000 (split adjusted) restricted common shares to RS International Consultants GMBH ("RS"), an international business consulting company, pursuant to a $5,000,000 financing agreement. The financing agreement has not closed and the Company has not obtained any financing from RS. The Company is actively pursuing the return of the restricted common shares.

                           WHISTLER INVESTMENTS, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004
                           (Expressed in US Dollars)
--------------------------------------------------------------------------------


NOTE 6 - STOCKHOLDERS' EQUITY (continued)

a)   Common Shares (continued)
ii) During the final quarter ended January 31, 2004, the Company issued 141,177 common shares at $1.42 per share for total proceeds of $200,000. A balance of $50,000 was uncollected as of January 31, 2004 and is recorded as a reduction of stockholders' equity.
iii) During the year ended January 31, 2004 the Company issued 2,358,000 common shares resulting from the exercise of stock options for total proceeds of $589,500.
iv) During the final quarter ended January 31, 2004, the Company issued 7,500 common shares for consulting services with a fair value of $8,750.
v) During the quarter ended July 31, 2003 the Company's Board of Directors approved a one for ten reverse stock split of common shares that was effective July 11, 2003. All share amounts have been retroactively adjusted to reflect the reverse stock split.

b)   Deferred Compensation

     In connection with the grant of certain stock options to employees during the year ended January 31, 2004, the Company recorded deferred stock compensation of $4,660,000, representing the difference between the fair value of common stock for accounting purposes and the option exercise price of the respective stock options at the date of grant. The deferred compensation is presented as a reduction of stockholders' equity and amortized over the vesting period of stock options on a straight-line basis. During the year ended January 31, 2004, the Company amortized $4,394,000 of deferred compensation that has been recorded as stock based compensation and charged to operations.

c)   2003 Stock Option Plan

     The Company established the 2003 Restricted Stock Plan ("the Plan') during the year and filed an S-8 Registration Statement with the U.S. Securities and Exchange Commission that was declared effective. The plan allows the Company's Board of Directors to issue up to 2,000,000 common shares pursuant to the Plan as compensation for services rendered to the Company. The Company's Board of Directors has discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the plan.

     A summary of the Company's stock option activity is as follows:

                                                                                                         Weighted
                                                                                                         average
                                                                                                         exercise
                                                                                    Number of            price
                                                                                    shares                  $

     ---------------------------------------------------------------------------------------------------------------
     Balance, January 31, 2003                                                               -                    -
     Options granted                                                                 3,285,000                 0.25
     Options exercised                                                              (2,358,000)                0.25
     Options cancelled/expired                                                               -                    -
     ---------------------------------------------------------------------------------------------------------------

     Balance, January 31, 2004                                                         927,000                 0.25
     ---------------------------------------------------------------------------------------------------------------

     Exercisable at end of year                                                        399,900                 0.25

     ---------------------------------------------------------------------------------------------------------------

                           WHISTLER INVESTMENTS, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004
                           (Expressed in US Dollars)
--------------------------------------------------------------------------------


NOTE 6 - STOCKHOLDERS' EQUITY (continued)

c)   2003 Stock Option Plan (continued)

     Additional information regarding options outstanding as at January 31, 2004 is as follows:

                                                Outstanding                                  Exercisable
                             --------------------------------------------------   ----------------------------------
                                               Weighted
                                               average        Weighted
                                               remaining      average                              Weighted average
          Exercise prices       Number of      contractual    exercise price                       exercise price
                $                shares        life (years)          $         Number of shares          $
               0.25            927,000             4.5             0.25             399,900             0.25
                             ---------------------------------------------------------------------------------------

     The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model. Under the Black-Scholes option-pricing model, the weighted average fair value of stock options granted during the year was $1.43. There was no dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the year ended January 31, 2004, as the Company had a net loss.


NOTE 7 - COMMITMENTS

On October 21, 2003 the Company terminated the licensing agreement with NuAge Electric Inc. in which the Company acquired 100% of the licensing rights related to the manufacture and sale of electric vehicles and products using proprietary technology, subject to a 20% royalty.

On the same date the Company entered into a new Distribution and Licensing Agreement ("the Agreement") with RV Systems, Inc. ("RV"), a Nevada corporation, to sell, distribute and/or manufacture specified products and applications of portable power systems (the "Licensed Technologies"). The Licensed Technologies were developed by Lithium House, Inc., an affiliate of RV, and has licensed all product development to RV for products and applications of portable power systems. The term of the Agreement commenced on October 21, 2003, and continues for a period of five years and is automatically renewed for three years unless terminated by either party with a minimum of ninety days written notice. The Company was required to make license payments to Lithium House as specified in the Agreement. The Company made required payments totalling $150,000 as of October 31, 2003 and was required to pay for specified licensed products $250,000 no later than December 31, 2003, with a weekly minimum of $15,000. Also pursuant to the Agreement the Company was required to pay Product Development Payments of $400,000, on or before December 31, 2003, with a weekly minimum of $15,000, for two- and three-wheeled vehicles; $200,000 for lawn and garden equipment, on or before December 31, 2003, with a weekly minimum of $15,000; and $1,000,000, payable no later than March 31, 2004, with a weekly minimum of $35,000 for neighbourhood electric vehicles. As reimbursement to the Company, the Licensor was required to pay proceeds from any sales of product inventory manufactured with the financing provided by the Product Development Payments.

On February 3, 2004, the Company and RV agreed to an amendment to the Agreement requiring minimum weekly payments of $35,000 towards all license payments owing to date. As a result the Company is not in default of its payment obligations to RV.

                           WHISTLER INVESTMENTS, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004
                           (Expressed in US Dollars)
--------------------------------------------------------------------------------


NOTE 7 - COMMITMENTS (continued)

Annual obligations under the Agreement are as follows:

Year Ended January 31,

2005                                                  1,820,000
2006                                                  1,820,000
2007                                                  1,820,000
2008                                                  1,820,000
2009                                                  1,820,000
                                                      ---------

                                                      9,100,000
                                                      =========


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

The Company believes the claim is without merit and will vigorously defend the action. The Company believes that this litigation will not impede the continuation of our activities with Mr. Haba, RV Systems, Inc. and Lithium House, Inc. under the October 21, 2003 Distribution and Licensing Agreement and to our commencing to implement and license the technologies covered by that Agreement worldwide.

Global Electric Motorcars ("GEM") has indicated an intent to file a complaint against the Company for trademark violation, unfair competition and possibly patent infringement relating to the content and web domain address of globalelectric.com owned and operated by Whistler Investments, Inc. Such an action would seek injunctive relief requesting the discontinuance of the use of the name Global Electric and for damages. GEM has also objected to the use of "globalelectric.com" as a domain address. The Company believes the claim is without merit and will vigorously defend any complaint or action brought against the Company.


NOTE 8 - ADVANCES PAYABLE

An unrelated company advanced funds to the Company to finance operations, which are non-interest bearing, unsecured and payable on demand.

                           WHISTLER INVESTMENTS, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004
                           (Expressed in US Dollars)
--------------------------------------------------------------------------------


NOTE 9 - DISCONTINUED OPERATIONS

Discontinued operations consist of the Company's activities in the commercial real estate industry. By an agreement dated April 10, 2002, the Company acquired a 100% interest in the real property and all buildings and improvements situated thereon, known as the Azra Shopping Center, located in Las Vegas, Nevada. The purchase price was $4,150,000 payable as follows: a promissory note to the vendor in the amount of $600,000; the issuance of 12,000,000 common shares (split adjusted) at a deemed price of $0.033 per share; the Assumption of a first mortgage in the amount of $3,150,000. The transaction closed April 15, 2002, with operations transferring effective May 1, 2002. The Company had purchased the property through a wholly owned subsidiary, Whistler Commercial Holding, Inc. ("WCHI").

On January 1, 2003 the Company sold all the issued and outstanding shares of WCHI to an unrelated party for the sum of $100. As part of the Share Purchase Agreement, the Company agreed to assume debt in the amount of $377,960 owed to a related party by WCHI.

The results of discontinued operations are summarized as follows:

                                                           Year Ended                           Accumulated from
                                                         January 31, 2004     Year Ended       April 20, 2000 (Date
                                                                             January 31,        of Inception) to
                                                                                2003            January 31, 2004
--------------------------------------------------------------------------------------------------------------------
Revenues                                                     $ -             $         -           $   286,330
====================================================================================================================

Net Operating Loss                                             -                (92,251)               (92,251)
Loss on disposal                                               -                (664,773)             (664,773)
--------------------------------------------------------------------------------------------------------------------

Loss from discontinued operations                           $  -             $  (757,024)          $  (757,024)
====================================================================================================================

NOTE 10 - INCOME TAX

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has approximately $535,000 of net operating loss carryforwards to reduce taxable income of future years. These net operating loss carryfowards commence expiring in 2015. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

                           WHISTLER INVESTMENTS, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004
                           (Expressed in US Dollars)
--------------------------------------------------------------------------------


NOTE 10 - INCOME TAX (continued)

The components of the net deferred tax asset at January 31, 2004 and 2003, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                              2004                 2003
                                               $                    $

Net Operating Loss                          404,000               65,618

Statutory Tax Rate                            34%                  34%

Effective Tax Rate                             -                    -

Deferred Tax Asset                          137,360               22,310

Valuation Allowance                        (137,360)             (22,310)
------------------------------------- - ----------------- -- -----------------

Net Deferred Tax Asset                         -                    -
------------------------------------- - ----------------- -- -----------------



NOTE 11 - PRIOR PERIOD ADJUSTMENT

The accompanying financial statements for 2003 have been restated due to correction of errors relating to the write-off of mineral properties of $5,150 and the recording of donated rent of $6,000. Donated rent has been recorded as Additional Paid in Capital in the Statement of Stockholders' Equity. The total amount of $11,150 has been charged to operations in the prior year. The Company's prior year net loss increased from $814,343 to $825,493. There was no effect on basic and diluted net loss per share resulting from the restatement.


NOTE 12 - SUBSEQUENT EVENTS

a) Subsequent to year-end the Company's Board of Directors approved a three for one split of common shares, which become effective March 10, 2004. Stockholders of record were entitled to three shares of common stock for each share held on that date. All per share amounts in the financial statements have been retroactively adjusted to reflect the stock split.

b) On February 24, 2004, the Company received one million dollars of a three million dollar financing from Sterling Capital, Inc. for the development of specific products for various customers. The amount received is in the form of a non-recourse loan collateralized by the Company's common shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 8A. Controls and Procedures

         Within the 90 days prior to the filing date of this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report on Form 10-KSB. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of May 1, 2003 are as follows:


Name                           Age                   Office
--------------------          -----                  ------
Holly Roseberry                 51           President, Chief Executive
                                             Officer and Director
Mehboob Charania                48           Secretary, Treasurer, Chief
                                             Financial Officer and Director




The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Ms. Holly Roseberry was appointed as our secretary, treasurer and chief financial officer on February 20, 2002. On November 15, 2002, she resigned from these positions and was appointed as our president, chief executive officer and as a director. From 2001 to the present, she has acted as manager for 24/7 Drycleaning Laundromat, a private Las Vegas business. She obtained a Bachelor of Arts degree from Sacred Heart University in Bridgeport, Connecticut in 1973. Ms. Roseberry was employed from 1993 to 1996 as human resources manager, and from 1997 to 1999 as business office manager, of the Las Vegas location of Wards Department Store. Ms. Roseberry was not employed from 1999-2001.

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

Committees

We do not have an audit committee, although we intend to establish such a committee, with an independent "financial expert" member as defined in the rules of the Securities and Exchange Commission.

Corporate Code of Conduct

We are reviewing a proposed corporate code of conduct, which would provide for internal procedures concerning the reporting and disclosure of corporate matters that are material to our business and to our stockholders. The corporate code of conduct would include a code of ethics for our officers and employees as to workplace conduct, dealings with customers, compliance with laws, improper payments, conflicts of interest, insider trading, company confidential information, and behavior with honesty and integrity.

Significant Employees

We have no significant employees other than the officers and directors described above.

Salim R. Rana, although not a director, officer or employee of the Company, has worked extensively with our management and Lithium House on developing and commercializing our electric powered vehicles and products, as well on our negotiations with potential joint venture partners.

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

                                    Number      Transactions   Known Failures
                                    Of late     Not Timely     To File a
Name and principal position         Reports     Reported       Required Form
---------------------------        -----------  ------------   --------------
Holly Roseberry                        3             3               0
President, C.E.O., and Director

Mehboob Charania                       0             0               0
Secretary, Treasurer and C.F.O.

Salim S. Rana Investments Corp.        33            33
10% Stockholder
-----------------------------------------------------------------------------


ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth certain information as to the Company's highest paid executive officers and directors for the Company's fiscal year ended
January 31, 2004. No other compensation was paid to any such officer or directors other than the cash and stock option compensation set forth below.



                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------
                             ANNUAL COMPENSATION        LONG TERM COMPENSATION
                             ---------------------  ----------------------------
                                                      AWARDS            PAYOUTS
                                          --------------------------------------

                                    Other                  Securities         All
                                    Annual                 Underlying         Other
                           Salary   Compen- Restricted     Options/  LTIP     Compen-
 Name  Title           Year Bonus   sation  Stock Awarded  SARs      payouts  sation
--------------------------------------------------------------------------------------

Holly       President  2003     0      0      0               0          0       0
Roseberry   CEO and    2004   $6,225                          45,000*
            Director
--------------------------------------------------------------------------------------
Stacey      Former     2003     0   $11,500   0                0         0       0
Fling       President
            CEO, &
            Director
--------------------------------------------------------------------------------------

-----------------
* The number of shares reflects the three-for-one forward split of our common stock effective March 10, 2004

Option/SAR Grants in Last Fiscal Year

Individual Grants


(a)                        (b)                       (c)                (d)             (e)
                           Number  of                %  of
                           Securities                Total
                           Under-                    Options/
                           Lying                     SAR's
                           Options/                  Granted to         Exercise
                           SAR's                     Employees          or Base
                           Granted                   in Fiscal          Price           Expiration
   Name                    (#)                       Year               ($/Sh)          Date
-------------              ------------              -----------        ---------       ----------
Holly Roseberry            45,000*                   100%              $.25             7/18/08


* The number of shares reflects the three-for-one forward split of our common stock effective March 10, 2004


EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES


FISCAL YEAR-END OPTION VALUES

----------------------------------------------------------------------------------------------------------------------
                                                                       Number of Securities     Value of Unexercised
                                                                       Underlying Unexercised   in-the-Money Option/
                                                                       Options/SARS At          SARs at Fiscal
                                                                       Fiscal Year-End (#)      Year-End ($)
                                                                       Exercisable/             Exercisable/
                          Shares Acquired on                           Unexercisable            Unexercisable
Name                      Exercise (#)           Value Realized ($)
------------------------- ---------------------- --------------------- ------------------------ ----------------------
Holly Roseberry           45,000*                                      NA                       NA


* The number of shares reflects the three-for-one forward split of our common stock effective March 10, 2004

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 23, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

All share information in the following table reflects the three for one forward split of out common stock effective March 10, 2004.


                  Name and address                Number of Shares   Percentage of
Title of class    of beneficial owner             of Common Stock    Common Stock
(1)
-------------     -------------------             ----------------   -----------

Common Stock      Salim S. Rana Investments Corp.     8,473,995          42.19%
                  5001 E. Bonanza Rd., Suite 144-145
                  Las Vegas, Nevada 89110

Common Stock      Holly Roseberry                      45,000              *
                  President, CEO, Director
                  5001 E. Bonanza Rd., Suite 144-145
                           Las Vegas, Nevada 89019

Common Stock      All Officers and Directors           45,000              *
                  as a Group that consists of
                  two people


-------------------------

*        Less than 1%

(1) As of April 23, 2004, there were 20,083,683 shares of our common stock issued and outstanding.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


Acquisition and Disposition of Azra Shopping Center

By an agreement dated April 10, 2002, we acquired from Salim S. Rana Investments Corp., a private Nevada company, a 100% interest in the real property and all buildings and improvements situated thereon, known as the Azra Shopping center, located in Las Vegas, Nevada. The purchase price was $4,150,000 and was paid as follows:

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

         On January 1, 2003, we sold 100% of the issued and outstanding capital of Whistler Commercial Holding, Inc. to an unrelated party for $100. As part of the agreement, we agreed to assume debt in the amount of $377,960 that Whistler Commercial Holding, Inc. owed to Salim S. Rana Investments Corp., our majority stockholder. We incurred a loss of $757,024 during the fiscal year from these discontinued operations.

        During our fiscal year ended January 31, 2004, Salim S. Rana Investments Corp. advanced approximately $175,000 additionally to the Company. We have repaid this debt and all subsequent advances by this stockholder as of February 25, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  See Exhibit Index.



Exhibits
--------

-------------------- -----------------------------------------------------------------------------------------------------
    Exhibit No.                                                  Description

-------------------- -----------------------------------------------------------------------------------------------------
        3.1          Articles of Incorporation of the Company. (Incorporated herein by reference  to  Exhibit  3.1 to the  Company's  Registration
                     Statement on Form SB-2 filed with the Commission on May 29,
                     2001.)

        3.2 By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form
                     SB-2 filed with the Commission on May 29, 2001).

        4.1 Specimen Common Stock Certificate. (Incorporated herein by reference to Exhibit 4 to the Company's Registration
                     Statement on Form SB-2 filed with the Commission on May 29,
                     2001.)

        4.2          Whistler Investments, Inc. 2003 Restricted Stock Plan. (Incorporated herein by reference to Exhibit
                     4.2 to  the   Company's  Registration Statement on  Form S-8 filed  with  the Commission on July
                     18, 2003.)

       10.1 Mineral Claim dated October 2, 2000. (Incorporated herein by reference to Exhibit 10.1 to the Company's Registration
                     Statement on Form SB-2 filed with the Commission on May 29,
                     2001.)

       10.2          Mineral Property Staking and Sales agreement, dated September 19, 2000, between Mr. Edward
                     McCrossan and the Company. (Incorporated herein by reference to Exhibit 10.2 to the Company's
                     Registration Statement on  Form SB-2 filed  with  the Commission on May 29, 2001.)

       10.3          Office Services Agreement, dated May 1, 2000, between the Company and Dewey Jones. (Incorporated herein by reference to Exhibit 10.3
                     to  the   Company's  Registration   Statement on  Form SB-2 filed  with  the Commission on May 29,
                     2001.)

       10.4          Asset  Purchase  Agreement  dated  April 10,  2002  between  Salim S.  Rana  Investments  Corp.  and
                     Whistler  Investments,  Inc.  (Incorporated by reference to Exhibit No. 10.1 to the Company's Annual
                     Report on Form 10-KSB, filed May 6, 2002.)

       10.5          Agreement dated January 1, 2003 between  Whistler  Investments,  Inc. and Kim Larsen  respecting the disposition of Azra Shopping  Center.  (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB, filed May 8, 2003.)

       10.6          Amendment to Licensing Agreement, dated October 21, 2003,
                     between Nu Age Electric Inc. and Whistler Investments, Inc. (Incorporated herein by reference to
                     Exhibit No. 10.3 to the Company's Current Report on Form 8-K, filed November 21, 2003.)

       10.7          Agreement, dated October 21, 2003, by and between RV Systems,
                     Inc. and Whistler  Investments,  Inc.  (Incorporated  herein by reference to Exhibit No. 10.4 to the
                     Company's Current Report on Form 8-K, filed November 21, 2003.)

       10.8          Investment  Agreement,  dated  as  of January 19, 2004, by and
                     between Whistler Investments, Inc. and Dutchess Private        Equities Fund, L.P. (Incorporated by
                     reference to Exhibit No. 10.5 to the Company's Current Report on Form 8-K, filed January 23, 2004.)

       10.9          Registration  Rights  Agreement, dated as of January 19, 2004, by and between Whistler Investments, Inc. and Dutchess Private
                     Equities Fund, L.P.  (Incorporated by reference to Exhibit No. 10.6 to the Company's  Current Report
                     on Form 8-K, filed January 23, 2004.)

       31.1          Certification of Chief Executive Officer Pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002,
                     filed herewith.

       31.2          Certification of Chief Financial Officer Pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002,
                     filed herewith.

       32.1          Certification of Chief Executive Officer Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

       32.2          Certification  of Chief Financial  Officer  Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant
                     to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


(b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K, on January 23, 2004, during the fiscal quarter ended January 31, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)      Aggregate fees for the last two years:  2003-$5,849       2004-$16,450

(2)      Audit related fees:                     2003-$5,849       2004-$16,450

(3)      Tax fees:                               2002- NA          2003- NA

(4)      All other fees.  NA

(5)      Audit   committee  pre-approval  processes,  percentages  of  services approved by audit committee, percentage of hours spent on audit engagement by persons other than principal accountant's full time employees. NA


                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WHISTLER INVESTMENTS, INC.


By:     /s/ Holly Roseberry
       ---------------------------------
       Holly Roseberry
       President and Chief Executive Officer
       Director
       Date: April 29, 2004


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ Holly Roseberry
       -------------------
       Holly Roseberry
       President and C.E.O.
       (Principal Executive Officer)
       Director
       Date: April 29, 2004

By:    /s/ Mehboob Charania
       --------------------
       Mehboob Charania
       Secretary, Treasurer & C.F.O.
       (Principal Financial Officer)
       Director
       Date: April 29, 2004



EXHIBIT INDEX


       31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1       Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2       Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  Exhibit 31.1

                                  CERTIFICATION

I, Holly Roseberry, certify that:

1. I have reviewed this annual report on Form 10-KSB of Whistler Investments, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) disclosed in this report any change in the registrant's intternal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting;

April 29, 2004                   By:    /s/ Holly Roseberry
                                        -------------------
                                        Holly Roseberry
                                        President and C.E.O.
                                        (Principal Executive Officer)

                                  Exhibit 31.2

                                  CERTIFICATION

I, Mehboob Charania, certify that:

1. I have reviewed this annual report on Form 10-KSB of Whistler Investments, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) disclosed in this report any change in the registrant's intternal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting;



Date: April 29, 2004                         /s/Mehboob Charania
                                             ------------------------------
                                            Mehboob Charania
                                            Secretary, Treasurer and C.F.O.
                                            (Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                     906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Whistler Investments, Inc. (the "Company") on Form 10-KSB for the year ended January 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Holly Roseberry, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                             /s/ Holly Roseberry
                             ---------------------
                             Holly Roseberry
                             Chief Executive Officer
April 29, 2004


EXHIBIT 32.2


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                     906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Whistler Investments, Inc. (the "Company") on Form 10-KSB for the year ended January 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mehboob Charania, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                               /s/Mehboob Charania
                                               ---------------------
                                               Mehboob Charania
                                               Chief Financial Officer
 April 29, 2004