Form 10QSB
period 2004-04-30
WHISTLER INVESTMENTS INC /NV/
filed 2004-06-15
CIK 1141263

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended April 30, 2004
                                               ----------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from           to
                                               ------------   --------------

                        Commission File Number     000-33391
                                                  ----------


                           WHISTLER INVESTMENTS, INC.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


          Nevada                                    98-0339467
----------------------------------       -----------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


5001 East Bonanza Road, Suite 144-145
Las Vegas, Nevada                                           89110
-----------------------------------------     -------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code: 702-296-2754
                                                -------------

                                      None
-----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)



State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,143,683 shares of $0.001 par value common stock outstanding as of June 10, 2004.

                           WHISTLER INVESTMENTS, INC.

                                TABLE OF CONTENTS

                                                                                  Page No.
         PART I.  FINANCIAL INFORMATION

         ITEM I - Unaudited Consolidated Financial
                   Statements

                  Consolidated Balance Sheets as of April 30,
                  2004 (Unaudited) and January 31, 2004                               F-1

                  Consolidated Statements of Operations
                  for the Three Months Ended April 30, 2004 and 2003 (Unaudited)      F-2

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended April 30,
                  2004 and 2003 (Unaudited)                                           F-3

                  Notes to Consolidated Financial
                  Statements                                                          F-4

         ITEM 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                            2

         ITEM 3 - Controls and Procedures                                               6

         PART II. OTHER INFORMATION                                                     7

         ITEM 2 - Changes in Securities                                                 8

         ITEM 6 - Exhibits and Reports on Form 8-K                                      9

         EXHIBIT 10.10 - Redemption and Reissuance Agreement

         EXHIBIT 10.11 - Letter from City of Austin, Texas

         EXHIBIT 10.12 - Agreement between Shanghai Geely Metop International and Global Electric

         EXHIBIT 31.1 - Certification pursuant to Section 302 of the Sarbanes-
         Oxley Act of 2002

         EXHIBIT 31.2 - Certification pursuant to Section 302 of the Sarbanes-
         Oxley Act of 2002

         EXHIBIT 32.1 - Certification pursuant to Section 906 of the Sarbanes-
         Oxley Act of 2002

         EXHIBIT 32.2 - Certification pursuant to Section 906 of the Sarbanes-
         Oxley Act of 2002

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2004

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                            (Expressed in US Dollars)

                                                                                       April 30,       January 31,
                                                                                            2004              2004
                                                                                     (unaudited)         (audited)
===================================================================================================================

ASSETS

CURRENT
         Cash                                                                    $    1,203,357     $      169,428
-------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                  1,203,357            169,428

PROPERTY AND EQUIPMENT (Note 3)                                                           2,197              3,219
INTANGIBLE ASSETS (Notes 4 and 8)                                                     1,382,630            431,625
DEFERRED FINANCING COSTS (Note 7)                                                       210,000                  -
-------------------------------------------------------------------------------------------------------------------

                                                                                 $                  $
TOTAL ASSETS                                                                          2,798,184            604,272
===================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
         Accounts payable and accrued liabilities                                $      223,446     $      133,017
         Due to related parties (Note 5)                                                  8,938            553,983
         Advances payable (Note 9)                                                        8,205              8,205
-------------------------------------------------------------------------------------------------------------------


TOTAL CURRENT LIABILITIES                                                               240,589            695,205

LOAN PAYABLE (Note 7)                                                                 3,000,000                  -
-------------------------------------------------------------------------------------------------------------------


TOTAL LIABILITIES                                                                     3,240,589            695,205
-------------------------------------------------------------------------------------------------------------------

Contingencies and Commitments (Notes 1 and 8)

STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK, $0.001 par value per share
         Authorized - 5,000,000 shares
         Issued - Nil                                                                                            -
COMMON STOCK, $0.001 par value per share
         Authorized - 21,000,000 shares
         Issued - 20,138,683 and 20,416,677 shares, respectively                         20,139             20,417
ADDITIONAL PAID IN CAPITAL                                                           13,802,736          5,933,133
SUBSCRIPTION RECEIVABLE                                                                       -            (50,000)
DEFERRED COMPENSATION (Note 2(j))                                                      (151,950)          (266,000)
DEFICIT                                                                             (14,113,330)        (5,728,483)
-------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                            (442,405)           (90,933)
-------------------------------------------------------------------------------------------------------------------

1        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $    2,798,184     $      604,272
===================================================================================================================


(The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Expressed in US Dollars)

                                                                     For the Three     For the Three       Accumulated from
                                                                                                             April 12, 2000
                                                                     Months  Ended     Months  Ended    (Date of Inception)
                                                                         April 30,         April 30,           to April 30,
                                                                              2004              2003                   2004
                                                                       (unaudited)       (unaudited)            (unaudited)
-------------------------------------------------------------------------------------------------------------------------
EXPENSES
         Depreciation and amortization                           $           1,022  $            466  $              19,608
         Management and consulting fees (Note 5(a))                        793,975                 -                986,971
         General and administrative                                        165,904             1,534                288,552
         Professional fees                                                  58,909             2,600                220,978
         Rent and office                                                       803             2,297                 37,253
         Write-off of mineral property                                           -                 -                  5,150
         Research and development                                           37,484                 -                 57,752
         Stock-based compensation (Note 2(i))                            7,296,750                 -             11,690,750
----------------------------------------------------------------------------------------------------------------------------
                                                                         8,354,847             6,897             13,307,014

INTEREST EXPENSE                                                            30,000                 -                 54,070

OTHER (INCOME)                                                                   -                 -                (4,778)
----------------------------------------------------------------------------------------------------------------------------

                                                                       (8,384,847)           (6,897)           (13,356,306)
NET LOSS BEFORE DISCONTINUED OPERATIONS

LOSS FROM DISCONTINUED OPERATIONS                                                -                 -              (757,024)
----------------------------------------------------------------------------------------------------------------------------

                                                                 $     (8,384,847)  $        (6,897)  $        (14,113,330)
NET LOSS FOR THE PERIOD
============================================================================================================================

Net Loss Before Discontinued Operations                          $          (0.41)  $         (0.00)
Loss from Discontinued Operations                                $               -  $              -
Net Loss Per Share - Basic and Diluted                           $          (0.41)  $         (0.00)

Weighted average number of common shares outstanding                    20,391,000        14,535,000



 (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Expressed in US Dollars)

                                                                                   For the Three      For the Three
                                                                                   Months  Ended      Months  Ended
                                                                                       April 30,          April 30,
                                                                                            2004               2003
                                                                                     (unaudited)        (unaudited)
===================================================================================================================
OPERATING ACTIVITIES
Net loss for the period                                                         $   (8,384,847)   $      (6,897)

Adjustments to reconcile net loss to cash
         Depreciation and amortization                                                   1,022              466
         Stock-based compensation                                                    7,296,750                -

Changes in operating assets and liabilities
         (Decrease) increase in accounts payable and accrued liabilities               (39,572)           2,600
--------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                                               (1,126,647)          (3,831)
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
         Purchase of licensing rights                                                 (949,900)               -
         Payments for patent costs                                                      (1,105)               -
--------------------------------------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                                                 (951,005)               -
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
         Proceeds from exercise of stock options                                       686,625                -
         Proceeds from loan financing                                                3,000,000                -
         Payment of financing fees                                                     (80,000)               -
         Repayment of related party advances                                          (545,044)               -
         Proceeds from share subscriptions receivable                                   50,000                -
         Advances from shareholder                                                           -            3,786
--------------------------------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                                            3,111,581            3,876
--------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                          1,033,929              (45)

CASH, BEGINNING OF PERIOD                                                              169,428              104
--------------------------------------------------------------------------------------------------------------------

CASH, END OF YEAR                                                               $    1,203,357    $          59
====================================================================================================================


2        SUPPLEMENTAL DISCLOSURES

Interest paid                                                                           80,000               -
Income taxes paid                                                                            -              --



(The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2004
================================================================================
                            (Expressed in US Dollars)



NOTE 1 - NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada, USA on April 12, 2000 under the name Whistler Investments, Inc. The Company's principal business was the exploration and development of mineral resources; however, during the prior year the Company abandoned its mineral property and currently does not have an operating business and is a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has neither a history of earnings nor has it paid any dividends and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future. During the period since inception on April 12, 2000 to April 30, 2004, the Company has incurred operating losses aggregating $14,113,330. At April 30, 2004, the Company has working capital of $962,768 and a stockholders' deficit of $442,405. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other related parties, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no assurance that the Company will successfully acquire businesses or assets that will produce a profit. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt concerning the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On January 19, 2004, the Company entered into an Investment Agreement and a Registration Rights Agreement ("the Agreement") with Dutchess Private Equities Fund, L.P. (Dutchess). Pursuant to the Agreement, the Company may periodically "put" or require Dutchess to purchase shares of common stock at below market prices in exchange for the utilization of a ten million dollar equity line of financing. The Agreement requires the Company to file an SB-2 Registration Statement with the Securities and Exchange Commission to register for resale by Dutchess the shares of common stock purchased. The Registration Statement was to be filed within 30 days of the issuance of the Company's audited financial statements for the fiscal year ended January 31, 2004. The Company was granted an extension to July 31, 2004.

During the three month period ended April 30, 2004, the Company received financing of three million dollars from Sterling Capital, Inc. The amount received is in the form of a non-recourse loan collateralized by the Company's common shares. (See Note 7).


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a)       Principles of Consolidation
     The consolidated financial statements include the accounts of Whistler Investments,Inc. and its newly formed and wholly owned subsidiaries, Global Electric Corp., R-Electric Car Co., and Solium Power Corp. All significant intercompany accounts and transactions have been eliminated.

b)       Cash and Cash Equivalents
     Cash equivalents consist of highly liquid investments, which are readily convertible into cash with maturities of three months or less when acquired.

c)       Use of Estimates
     The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

d)       Intangible Assets
     Intangible assets consist of a Product Licensing Agreement which is evaluated annually to determine if there were events or circumstances, which would indicate a possible inability to recover the carrying amount. Where an impairment loss has been determined the carrying amount is written-down to fair market value.

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

f)       Property and Equipment
     Property and equipment consist of computer equipment and furniture and fixtures, are recorded at cost and are depreciated over their estimated useful life on a declining balance basis at a rate of 30% and 20% respectively per annum.

g)       Foreign Currency Translation
     The consolidated financial statements are presented in United States dollars in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 52, "Foreign Currency Translation". Foreign denominated monetary assets and liabilities are translated to United States dollars using foreign exchange rates in effect at the balance sheet date. Non-monetary items are translated at historical exchange rates, except for items carried at market value, which are translated at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the period. Gains or losses arising on foreign currency transactions are included in the determination of operating results for the period.

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

i)       Financial Instruments
     The fair value of cash, accounts payable, accrued liabilities, loan payable and amounts due to related parties approximates their carrying values due to the immediate or short-term maturity of these financial instruments.

j)       Stock Based Compensation
     The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant.

j)  Stock Based Compensation (continued)
     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

     The Company has recorded stock-based compensation expense in accordance with APB 25 and adopted the disclosure only provisions of SFAS No. 123.

     Deferred Compensation
     During the quarter ended April 30, 2004, the Company amortized $114,000 of deferred compensation that has been recorded as stock based compensation and charged to operations.

     2003 Stock Option Plan
     The Company established the 2003 Restricted Stock Plan ("the Plan') during the year and filed an S-8 Registration Statement with the U.S. Securities and Exchange Commission that was declared effective. The plan allows the Company's Board of Directors to issue up to 6,000,000 (split adjusted) common shares pursuant to the Plan as compensation for services rendered to the Company. The Company's Board of Directors has discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the plan.

     The pro forma information is as follows:

                                                                                             Three Months Ended
                                                                                                  April 30,
                                                                                           2004                2003
                                                                                            $                   $
     Net loss -- as reported                                                            (8,384,847)          (6,897)
     Add: Stock-based compensation expense included in net loss -- as
     reported                                                                             7,296,750                -
     Deduct: Stock-based compensation expense determined under fair
     value method                                                                        (7,307,993)               -
     Net loss -- pro forma                                                               (8,396,090)         (6,897)
     Net loss per share (basic and diluted) -- as reported                                    (0.41)          (0.00)
     Net loss per share (basic and diluted) -- pro forma                                      (0.41)          (0.00)

     The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model. Under the Black-Scholes option-pricing model, the weighted average fair value of stock options granted during the quarter was $2.81. There was no dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the quarter ended April 30, 2004, as the Company had a net loss.

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

                                                                                           Three Months Ended
                                                                                                April 30,
                                                                                          2004           2003
                                                                                            $              $
     Expected dividend yield                                                                0%               -
     Risk-free interest rate                                                             1.39%               -
     Expected volatility                                                                   50%               -
     Expected life from the vesting date (in years)                                   One year               -

k)       New Accounting Pronouncements
     In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

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

l)       Comprehensive Loss
     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, there is no difference from net loss.
2.1
m)       Research and Development
     The Company expenses research and development costs as incurred.

n)       Interim Financial Statements
     These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

o)       Income Tax
     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.


NOTE 3 - PROPERTY AND EQUIPMENT

                                                                                           April 30,      January 31,
                                                                                             2004            2004
                                                                        Accumulated        Net Book
                                                             Cost       Amortization         Value      Net Book Value
                                                   ---------------------------------------------------------------------
Furniture and fixtures                                      $ 4,819            $ 3,316         $ 1,503          $ 2,004
Computer equipment                                            5,211              4,517             694            1,215
                                                   ---------------------------------------------------------------------

                                                           $ 10,030            $ 7,833         $ 2,197          $ 3,219
                                                   =====================================================================

NOTE 4 - INTANGIBLE ASSET

                                                                                           April 30,      January 31,
                                                                                             2004            2004
                                                                        Accumulated        Net Book        Net Book
                                                         Cost           Amortization         Value           Value
                                                   ---------------------------------------------------------------------
License fees (Note 8)                                    $1,393,400            $11,775      $1,381,625         $431,625
Patent                                                        1,105                  -           1,005                -
                                                   ---------------------------------------------------------------------

                                                         $1,394,405            $11,775      $1,382,630         $431,625
                                                   =====================================================================


NOTE 5 - RELATED PARTY TRANSACTIONS

a) The Company incurred management fees of $12,769 (2003 - $Nil) to an officer during the years ended January 31, 2004 and 2003, respectively.

b) The Company repaid amounts owing to a majority stockholder of $545,044 during the three month period ended April 30, 2004.

NOTE 6 - STOCKHOLDERS' EQUITY

a)       Common Shares
a) During the quarter ended April 30, 2004 the Company issued 2,746,500 common shares at an exercise price of $0.25 resulting from the exercise of stock options for total proceeds of $686,625.

b) During the quarter ended April 30, 2004, the Company entered into a Stock Redemption and Reissuance Agreement (the "Redemption Agreement"), dated as of February 10, 2004, with Salim S. Rana Investments Corp. (SSRIC), our major stockholder. Pursuant to which SSRIC on February 10, 2004, contributed 3,000,000 (split adjusted) shares of our common stock to our treasury. Under the Redemption Agreement, SSRIC contributed the Shares to the Company's treasury at no cost to the Company. The Company had the ability under the Redemption Agreement, and did, utilize the shares for proper corporate purposes, including option exercises and issuances to consultants. Under the Redemption Agreement, the Company is obligated to return the Shares, at no cost, to SSRIC. On June 3, 2004, the Company reissued the 3,000,000 shares contributed to the Company's treasury by SSRIC.

c) During the quarter ended April 30, 2004, the Company's Board of Directors approved a three for one split of common shares, which become effective March 10, 2004. Stockholders of record were entitled to three shares of common stock for each share held on that date. All per share amounts in the consolidated financial statements have been retroactively adjusted to reflect the stock split.

d) During the prior year July 31, 2003 the Company's Board of Directors approved a one for ten reverse stock split of common shares that was effective July 11, 2003. All share amounts have been retroactively adjusted to reflect the reverse stock split.



NOTE 7 - LOAN PAYABLE

During the three  month  period  ended  April 30,  2004,  the  Company  received financing of three million dollars from Sterling Capital, Inc. for the development of specific products and for general working capital. Due diligence fees of $240,000 were incurred by the Company with $80,000 being deducted from the proceeds of the loan and $160,000 owing by the Company at April 30, 2004. The loan bears simple interest of 5% per annum and is repayable 24 months from the date on which each instalment was advanced to the Company. The amount received is in the form of a non-recourse loan collateralized by 10,000,000 shares of restricted common stock.



NOTE 8 - COMMITMENTS

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

Licensing rights are held by the Company's wholly owned subsidiaries as follows:

o Global Electric Corp. holds the licensing rights for all product development other than four-wheeled vehicles.

o R-Electric Car Co. holds the licensing rights for product development for all four-wheeled vehicles.

o Solium Power Corp. holds the licensing rights for advanced Lithium /Solar Power System technology, for application to residential and commercial properties.

Annual obligations under the Agreement are as follows:

Year Ended January 31,

2005                                                           1,820,000
2006                                                           1,820,000
2007                                                           1,820,000
2008                                                           1,820,000
2009                                                           1,820,000
                                                           -------------
                                                               9,100,000
                                                           =============

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

NOTE 9 - ADVANCES PAYABLE

An unrelated company advanced $8,205 to the Company to finance operations, which is non-interest bearing, unsecured and payable on demand.



NOTE 10 - SUBSEQUENT EVENT

During the prior year, the Company issued 3,375,000 (split adjusted) restricted common shares to RS International Consultants GMBH ("RS"), an international business consulting company, pursuant to a $5,000,000 financing agreement. The financing agreement did not close and the Company did not obtain any financing from RS. The Company was returned the restricted common share certificates by RS which were cancelled in May, 2004.

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


THREE MONTHS ENDED APRIL 30, 2004 and 2003

We incurred a net loss of $8,384,847 the three months ended April 30, 2004, which included management and consulting fees of $793,975, general and administrative costs of $165,904, professional fees of $58,909, and $1,022 in depreciation expense.

Our net loss for the three-month period ended April 30, 2004 increased substantially from the comparative period in fiscal 2003 (from $6,897 in 2003 to $8,384,847 in 2004). This was primarily due to the previously mentioned $7,296,750 in stock-based compensation, as compared with none in the comparable period in 2003, and increases in administrative costs from $1,534 in 2003 to $165,904 in 2004, and management and consulting fees from none in 2003 to $793,975 in 2004, resulting from a general increase in our business activities under the license agreement with RV Systems. We also incurred interest expense of $30,000 related to a loan payable (see Note 7 to Financial Statements).

PLAN OF OPERATION

         During the period since inception on April 12, 2000 to April 30, 2004, we have incurred operating losses aggregating $14,113,330. At April 30, 2004, we had working capital of $962,768 and a stockholders' deficit of $442,405. The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders and other parties, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

         As of April 30, 2004, we had cash on hand of $1,203,357. Our liabilities at the same date totaled $3,240,589 and consisted primarily of accounts payable and accrued liabilities of $223,446 and a loan payable of $3,000,000. We anticipate that our administrative costs and expenses to acquire the licenses from RV Systems, Inc. over the next 12-month period will be in excess of $2,000,000, if we secure rights to all licensed products. We do not have sufficient cash on hand to meet these anticipated obligations.


Distribution and Licensing Agreement With RV Systems, Inc.

         On October 21, 2003, we entered into the new License Agreement with RV Systems for the worldwide arena (with the exception of India for the two- and three-wheeled vehicle technology) to sell, distribute and/or manufacture (or arrange for the sale, distribution or manufacture of) specified products utilizing the portable power systems (the "Licensed Technologies"), developed by Lithium House. Lithium House is an affiliate of RV Systems, and has licensed all product development to RV Systems for products and applications of portable power systems utilizing Lithium House's proprietary lithium battery technology. The License Agreement with RV Systems covers Licensed Technologies in three separate product groups: two- and three-wheeled vehicles to be manufactured andsold in all countries of the world except India; lawn and garden equipment to be manufactured and sold in all countries of the world; and NEV's to be manufactured and sold in all countries of the world.

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


Commercial Initiatives

China

         Upon invitation from Geely Corporation, we and Mr. Chaz Haba of Lithium House have traveled to China and met with the Motorcycle Division and the International Trade Division of Geely Corporation. We are currently in the process of incorporating in China to position ourselves for pursuit of joint ventures. We have signed Memorandum of Understanding, dated March 15, 2004, with Geely that states that we have purchased three models of scooters and motorbikes and one model of an ATV, totalling 10 vehicles, with the intention of purchasing 10 more units. We are to convert these vehicles into electric versions; upon successful conversion Geely is manufacture these models "gliders" (without engine or exhaust system) for ease of conversion at a pre-agreed price. Geely would also work toward a comprehensive joint venture agreement in a format agreed upon by both companies and details acceptable to both parties.

India

         We are currently in discussions with Loveson of Bombay India for the manufacture of bicycles to be converted into electric bikes.

Powerski

         On December 30, 2003 we announced that we started a joint venture pursuant to an agreement with Powerski International, to create another model of Powerski's flagship product, the Powerski Jetboard(TM), powered with a Lithium-ion electric motor. Our agreement with Powerski has expired, and we are not proceeding with development of this model jetboard. However, we intend to negotiate a new agreement with Powerski.

U.S. Navy

         On February 5, 2004 we announced the initiation of a classified lithium-ion conversion project with the United States Navy. The project will serve as a trial, and the development and implementation of this project will take place within our facilities in Van Nuys, California. We have funded the initial 3kw prototype for this project, and we anticipate the prototype will be ready for testing by the Navy in the second quarter or early third quarter of 2004.

Electric Cars

         We are working with California-based Cinema Vehicles to develop and build what we have designated as the "R-Car". Cinema Vehicles is an established motion picture vehicle service company. The anticipated use for the R-Car is for medium to long-range trips, as well as neighborhood use.

         The motor was balanced, matched to a 6-speed transmission, and tested in April 2004. Mr. Haba and his engineers have been working closely with Cinema Vehicles regarding the mechanical aspects of this development -- we are anticipating that this vehicle will be able to travel at speeds up to 90 mph with a range of up to 200 miles. The vehicle is currently under testing.

Austin Energy

         On February 27, 2004, we received a letter from the City of Austin in respect to the conversion of vehicles for the City of Austin, TX, subsequent to a senior level meeting between Mark Kapner, Senior Strategic Planner for the City of Austin, Mr. Chaz Haba and representatives of Whistler, at their development facility at Lithium House in Van Nuys, California.

         We have purchased a 2004 Chrysler PT Cruiser -- we are commencing work on the prototype for Austin Energy, and hope to have it ready for testing in the second quarter of this year.

Solium Power Corp.

         Our Lithium Solar House ("LSH") project will be under the direction of Chaz Haba and is to provide a test bed for an alternative source of power to the home -- not connected to the power grid. The power source will be Solar Panels for charging of the Lithium Ion Batteries, which are used for storage of the power. The system will supply DC power for the home and all appliances (using from 12 volts to 48 volts), lighting, heat, air, etc., and will involve a site in Van Nuys, California. We have now received the plans approved by the City of Van Nuys and are currently renovating this Solar House. Construction completion and testing is anticipated by Summer 2004.

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

         On January 20, 2004, we announced agreement for a $10 million equity line with Boston-based Dutchess Private Equities Fund, LP. We currently intend to file the necessary registration documents with the SEC. Under our agreements with Dutchess, the date by which we are required to file the registration statement for the equity line has been extended to July 30, 2004. There is no assurance that we will be successful in completing the filing for and/or utilizing this possible financing source.

         On February 24, 2004, we announced receipt of $1 million dollars of a $3 million dollar non-recourse loan to be collateralized by stock. On April 14, 2004, we drew down an additional $1,000,000 on this loan, and on April 22, 2004,we drew down the final $1,000,000 of the loan.

         The Company intends to hold a special meeting of shareholders' upon approval of the information statment we have filed with the Securities and Exchange Commission, to increase our authorized common stock, so as to have additional stock available for equity financing, if required.

        We entered into a Stock Redemption and Reissuance Agreement (the "Redemption Agreement"), dated as of February 10, 2004, with Salim S. Rana Investments Corp. (SSRIC), our major stockholder, pursuant to which SSRIC on February 10, 2004, contributed 1,000,000 shares of our common stock (3,000,000 shares adjusted for the three-for-one forward split effective March 10, 2004) owned by SSRIC (the "Shares") to our treasury. At that time, we had only 6,000 authorized but unissued shares of common stock available for issuance upon exercise of options or for consultants or potential private investors in the Company. Under the Redemption Agreement, SSRIC contributed the Shares to the Company's treasury at no cost to the Company. The Company had the ability under the Redemption Agreement, and did, utilize the shares for proper corporate purposes, including option exercises and issuances to consultants. Under the Redemption Agreement, the Company was obligated to return the Shares, at no cost, to SSRIC upon the first to occur of the following events: (1) the return to the Company of the certificate for 3,375,000 shares of common stock held improperly by International Business Consultants GMBH in escrow for a financing that had not closed and had no prospect of closing, or (2) an increase in the Company's authorized common stock of at least 3,000,000 shares as contemplated by the Company's information statement referred to above. On May 20, 2004, International Business Consultants GMBH redelivered to the Company the certificate for 3,375,000 shares, and our suit against this company and others associated with it will be withdrawn. Based on the return of these shares, on June 3, 2004, the Company reissued the 3,000,000 shares contributed to the Company's treasury by SSRIC.

         We have raised equity capital through issuances of common stock and debt. During the year ended January 31, 2004, we received proceeds of $589,500 from the exercise of stock options and $150,000 from the issuance of common stock, and during the three months ended April 30, 2004, we received proceeds of $686,625 from the exercise of stock options and $50,000 from the issuance of common stock.

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

         We do not have sufficient cash on hand to meet these anticipated obligations. To date, the Company has covered operating deficits through its financing activities. As a result of its lack of operating success, the Company may not be able to cover operating deficits.

         As of January 31, 2004, we had a related party payable of $545,044. The related party payable consisted primarily of a payable due to Salim S. Rana Investments Corp. in connection with our previous acquisition of the Azra shopping center and advances to the Company by the related party. During our fiscal year ended January 31, 2004, Salim S. Rana Investments Corp. had advanced approximately $175,000 additionally to the Company. We have repaid this debt relating to the Azra shopping center and all advances by this stockholder as of February 25, 2004.

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

Whistler Investments, Inc. v. McLane, et al.

         On March 12, 2004, Whistler Investments, Inc. filed suit in the Los Angeles County Superior Court against Rod McLane, Meridian Capital Fund, LLC, Andreas Behrens, International Business Consultants GmbH, Herb Perman, Steve Lipman, Coventry Windsor, Inc., Chicago Investment Group, LLC, and Bill Fritts. The lawsuit arose out of defendants taking of 3,375,000 shares of Whistler Investments, Inc. to hold as security for a loan. Defendants never funded the loan and had refused to return the shares. The lawsuit sought a return of said shares or a cancellation of such shares or monetary damages or $14,850,000 as well as punitive damages. In addition, the lawsuit sought $120,000 in damages for the breach of the loan agreement.

         International Business Consultants GMBH redelivered the 3,375,000 shares on May 20, 2004, and we have agreed to withdraw this lawsuit.

ITEM 2.  CHANGES IN SECURITIES

During the period from August 12, 2003 to June 3, 2004, the Company took the following actions with respect to issuances of unregistered securities:

-------------------------------------------------------------------------------------------------------------------------
                                                           Purchasers          Principal           Total Offering
                                                           ----------          ----------          ---------------
       Date                 Title and Amount*                                 Underwriter        Price/Underwriting
       ----                 -----------------                                 -----------        ------------------
                                                                                                      Discounts
-------------------------------------------------------------------------------------------------------------------------
8/12/03              3,375,000 shares of Common          International             NA                     NA
                     Stock issued in escrow in              Business
                     connection with proposed           Consultants GMBH
                     financing transaction
-------------------------------------------------------------------------------------------------------------------------
12/09/03             3,750 shares of Common Stock          Consultant              NA             $.36 per share/NA
-------------------------------------------------------------------------------------------------------------------------
12/09/03             3,750 shares of Common Stock          Consultant              NA             $.36 per share/NA
-------------------------------------------------------------------------------------------------------------------------
1/14/04              7,500 shares of Common Stock          Consultant              NA             $.69 per share/NA
----------------------------------------------------- --------------------- ----------------- ---------------------------
3/16/04              141,177 shares of Common Stock     Private Investor           NA             $4.05 per share/NA
-------------------------------------------------------------------------------------------------------------------------
6/03/04              3,000,000 shares of Common          Salim S. Rana             NA                   NA/NA
                     Stock reissued to Salim S.        Investments Corp.
                     Rana Investments Corp.
                     (SSRIC), pursuant to a
                     Redemption and Reissuance
                     Agreement, dated as of
                     February 10, 2004, between the
                     Company and SSRIC.  Such
                     shares had been redeemed
                     pursuant to this agreement by
                     the Company on February 10,
                     2004
-------------------------------------------------------------------------------------------------------------------------

* Share amounts are adjusted for the March 10, 2004, three-for-one forward split.


Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 5. Other Information
     None.

Item 6. Exhibits and Report on Form 8-K

(a) Exhibits.

Ex 10.10 Stock Redemption and Reissuance Agreement, dated as of February 10, 2004, Between Whistler Investments, Inc. and Salim S. Rana Investments, Inc., filed herewith

Ex 10.11 Letter from City of Austin, Texas, dated February 27, 2004, filed herewith

Ex 10.12 Memorandum of Understanding, dated March 15, 2004, between Shanghai Geely Metop International and the Global Electric subsidiary of Whistler Investments, Inc.

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

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the three month period ended April 30, 2004.


                                                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Whistler Investments, Inc.

                                              /s/Holly Roseberry
                                             --------------------------
                                             Holly Roseberry
                                             President and Director
                                             (Principal Executive Officer)
                                             Dated: June 14, 2004

                                             Whistler Investments, Inc.

                                              /s/Mehboob Charania
                                             -----------------------------
                                             Mehboob Charania
                                             Secretary, Treasurer,  C.F.O.
                                             (Principal Financial Officer)
                                             Dated: June 14, 2004