Form 10KSB/A
period 2003-01-31
WHISTLER INVESTMENTS INC /NV/
filed 2004-07-21
CIK 1141263

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               AMENDMENT NO. 2 TO
                                  FORM 10-KSB

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $835,000 based on the market value of our shares of common stock of $0.167 on March 31, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 48,450,000 shares of common stock as at May 1, 2003.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   No  [X]


AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY'S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT NO. 2 TO OUR FORM 10-KSB FOR THE YEAR ENDED JANUARY 31, 2003 (THE "2003 FORM 10-KSB"), AS WELL AS AMENDING OUR QUARTERLY REPORTS FOR OUR FISCAL QUARTERS ENDED APRIL 30, JULY 31 AND OCTOBER 31, 2003. THIS AMENDMENT NO. 2 AMENDS ONLY THE INFORMATION SET FORTH UNDER THE CAPTIONS "DESCRIPTION OF BUSINESS--DISPOSITION OF AZRA SHOPPING CENTER", DESCRIPTION OF BUSINESS--RISK FACTORS", "MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS--RECENT SALES OF UNREGISTERED SECURITIES", "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION", "CONTROLS AND PROCEDURES", "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT", "EXECUTIVE COMPENSATION", "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS", "FINANCIAL STATEMENTS" AND "EXHIBITS" OF THE 2003 FORM 10-KSB, AS PREVIOUSLY AMENDED. IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE 2003 FORM 10-KSB AS OF MAY 8, 2003, THE DATE ON WHICH AMENDMENT NO. 1 TO THE 2003 FORM 10-KSB WAS FILED, NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT NO. 2 TO MODIFY OR UPDATE DISCLOSURES EXCEPT AS DESCRIBED ABOVE.


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

3.    We issued a promissory note for $600,000 to Salim S. Rana Investments
      Corp.

We completed the acquisition through our wholly-owned subsidiary, Whistler Commercial Holding, Inc., on April 15, 2002, with operations transferring effective May 1, 2002.

On January 1, 2003, we sold 100% of the issued and outstanding capital of Whistler Commercial Holding, Inc. to an unrelated party. The basis for the Company's decision regarding the sale of the Azra property and the assumption of debt by the Company in connection with the sale of this property are that the prospects for the shopping center became much less favorable, due to the continuing economic decline following the terrorist attacks on September 11, 2001. The vacancy rate in May 2002 was approximately 10%, and by the end of the year was about 35%. The rents had declined from approximately $30,000 per month to approximately $26,000 per month, and the property was losing money. The Company purchased the property in April 2002 from Salim S. Rana Investments Corp. for 40,000,000 shares of common stock and a note of its subsidiary (Whistler Commercial Holding, Inc.) that held the Azra property of $600,000. In addition, this subsidiary assumed mortgage debt of approximately $3,000,000 on the property.

In connection with the disposition of the Azra shopping center, the Company sold the stock, valued at $100, of Whistler Commercial Holding, Inc., the subsidiary holding title to the property, for $100 to Kim Larsen, an unrelated third party purchaser, as an investment property. Mr. Larson assumed the mortgage debt. The assumption of the mortgage debt represented the purchase price negotiated for the property, hence the minimal price attributed to the sale of the subsidiary's stock. The Company then assumed the unpaid balance of $377,960 of the $600,000 note to Salim S. Rana Investments Corp., since the Company's subsidiary was liable on this debt and the purchaser was not willing to assume the debt to Salim S. Rana Investments Corp. in connection with its purchase of the Azra property.

We incurred a loss of $757,024 during the fiscal year from these discontinued operations.


Risk Factors

You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

BECAUSE SALIM S. RANA INVESTMENTS CORP. OWNS APPROXIMATELY 82.6% OF OUR OUTSTANDING COMMON STOCK, IT WILL CONTROL AND MAKE CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS

Although Mr. Salim Rana, the controlling stockholder of Salim S. Rana Investments Corp., is neithe an officer nor director of our corporation, he owns approximately 82.6% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. In addition to being our majority shareholder, Salim S. Rana Investments Corp. is also our largest creditor. For these reasons, the interests of Salim S. Rana Investments Corp. may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

We have been the subject of a going concern opinion from our independent auditors, which means that we may not be able to continue operations unless we obtain additional funding

Our independent auditors have added an explanatory paragraph to their audit opinions, issued in connection with our financial statements, which states that our ability to continue as a going concern is uncertain due to our continued operating losses, the excess of our liabilities over our assets and uncertain conditions we face in our day-to-day operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE ARE SUBJECT TO ALL OF THE RISKS OF A NEW BUSINESS


Because we have only recently commenced business operations, we face a high risk of business failure

Since our incorporation in April 2000, we have been involved in the investigation and acquisition of various business opportunities including the exploration of the Queen Mineral Property in British Columbia, the Azra Shopping Center in Las Vegas, a Vancouver based coffee franchise, producing oil and gas properties in California and a medical software product and services company. To date, none of these business opportunities has resulted in our generating meaningful revenue.

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


OUR MANAGEMENT HAS LIMITED EXPERIENCE IN MINERAL EXPLORATION

Because management has only limited experience in mineral exploration, the business has a higher risk of failure

Our management, while experienced in business operations, has only limited experience in mineral exploration. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan in the exploration and development of our mineral property.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

OUR BUSINESS IS SUBJECT TO SUBSTANTIAL RISKS

The search for valuable minerals as a business is extremely risky. Our mineral claim may contain no commercially exploitable reserves. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of our mineral property may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and development and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

EXPLORATION FOR MINERALS INVOLVES INHERENT DANGERS AND POSSIBLE LIABILITIES

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

WE FACE SUBSTANTIAL RISKS IN COMMERCIALIZING ANY RESERVES OF PRECIOUS METALS THAT MAY BE ON OUR MINERAL PROPERTY

If we discover commercial reserves of precious metals on our mineral property, we may not be able to successfully place the mineral claims into commercial production.

Our mineral property does not contain any known bodies of ore. If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to place the mineral claims into commercial production. In such an event, we may be unable to do so.

IF WE DO NOT OBTAIN CLEAR TITLE TO OUR MINERAL CLAIM, OUR BUSINESS MAY FAIL.

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

BECAUSE MARKET FACTORS IN THE MINING BUSINESS ARE LARGELY OUT OF OUR CONTROL, WE MAY NOT BE ABLE TO MARKET ANY ORE THAT MAY BE FOUND.

The mining industry, in general, is intensively competitive and, even if commercial quantities of ore are discovered, a ready market may not exist for the sale of any ore found. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

IN COMMERCIALIZING ANY MINERAL RESOURCES WE WILL BE SUBJECT TO GOVERNMENTAL REGULATION


If we become subject to burdensome government regulation or other legal uncertainties, our business will be negatively affected. To date, there are several governmental regulations that have materially restricted the use and development of ore. In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring or developing ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.


                                   PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.


Recent Sales of Unregistered Securities

On April 15, 2002, we issued 40,000,000 shares of common stock at a deemed price of $0.01 per share to Salim S. Rana Investments Corp., the vendor of the Azra Shopping Center. Salim S. Rana Investments Corp. is owned by one individual, Salim R. Rana, an accredited investor, and therefore the transaction was exempt from registration under the Securities Act of 1933, as amended, under section 4(2) thereof, as a transaction not involving any public offering.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report.

Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth;our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

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

2. Should we complete our acquisition of Crown Medical Systems, Inc., the $500,000 that we are obligated to provide to the company will be used for expansion and marketing of its business operations.

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

At January 31,2003, we had cash on hand of $104. We do not anticipate generating any significant revenue from operations during the next 12 months.

We will not be able to meet all of the above obligations unless we are able to raise additional financing of at least $587,000. There is no guarantee that we will be able to secure such funding. We anticipate raising these funds through the sale of our securities on a private placement basis. Due to the nature of our business and the high risk involved, we are unlikely to qualify for traditional bank or traditional debt financing. We do not have any arrangements in place for any future equity financing. We cannot assure investors that we will be able to raise sufficient funding from the sale of our common stock to fund operations.

Results Of Operations for Year Ended January 31, 2003

During the fiscal year ended January 31, 2003, we earned interest income of $105 and had a net loss of $825,493. We do not anticipate earning revenues from our mineral property until such time as we have entered into commercial production. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $68,574 for the fiscal year ended January 31, 2003 including general and administrative costs of $23,082, management fees of $11,500, legal, accounting and audit fees totaling $20,358, depreciation expenses relating to our computer equipment and furniture of $1,864 and rent and office costs of $6,620, and write off of mineral property of $5,150. We also incurred additional losses during the fiscal year of $757,024 relating to the Azra Shopping Center. This amount includes net operating losses of $92,251 and a $664,773 loss on the sale of the shopping center. Accordingly, we realized a net loss for the fiscal year of $825,493.

At fiscal year end, we had cash on hand of $104, and we held computer equipment and furniture recorded at $5,639. Our liabilities at the same date totaled $409,327 and consisted of accounts payable and accrued liabilities of $30,467 and $378,860 due to our major shareholder, Salim S. Rana Investments Corp., primarily in connection with our acquisition of the Azra shopping center.


2003 compared to 2002

The net loss increased from approximately $66,000 in 2002 to approximately $825,000 for the fiscal year ended January 31, 2003.

The items of significant increase or decrease in the fiscal year ended December 31, 2002 over the comparable period of the prior year were an increase in general and administrative expense from approximately $1,800 in 2002 to approximately $23,000 for the fiscal year ended January 31, 2003, an increase in management fees from $2,500 in 2002 to $11,500 for the twelve months ended January 31, 2003, and decreases in professional fees from approximately $51,000 for 2002 to approximately $20,000 for the fiscal year ended January 31, 2003, and in rent and office expense from approximately $9,000 in 2002 to approximately $6,600 for the fiscal year ended January 31, 2003. We incurred $50,740 in legal and audit fees in 2002 due to costs associated with the filing of our registration statement and our application for listing on the OTC Bulletin Board.

In 2003, general and administrative expenses increased due to the acquisition of the shopping center, the operations of which were more expensive than prior company operations, and management fees increased due to increased requirements for managerial functions for the acquired shopping center, as compared with 2002. Professional fees decreased due to lower level of effort required for regulatory filings in 2003 as compared with 2002, as did rent and office expense, due to office expenses being taken care of as a part of the shopping center operation. In 2003, management fees were paid for directors' and officers' fees and expenses services, and professional fees were paid for audit and legal services.

The major factor in the increase in loss in the fiscal year ended January 31, 2003, is a loss from discontinued operations of approximately $760,000 due to the sale of the Azra shopping center as of January 1, 2003.

General and administrative expenses increased by approximately $21,000 from 2002 to 2003. Professional fees decreased by approximately $30,000. Management fees increased by approximately $9,000.


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

The promissory note in the principal amount of $600,000 issued to Salim S. Rana Investments Corp. in connection with the Azra shopping center was dated as of April 10, 2002, provided for repayment of principal in three equal installments of principal of $200,000 each on October 1, 2002, January 2, 2003 and January 2, 2004, and bore no interest as long as the installment payments were made. As of January 31, 2003, $377,960 in principal amount was outstanding on this note; Salim S. Rana Investments Corp. waived payment of interest on the $177,960 overdue portion of the unpaid principal amount.

         At January 31, 2003, the Company was indebted to Salim S. Rana Investments Corp. in the amount of $377,960. The Company has no present plans as to the manner in which it will be able to repay such debt. To date, the Company has covered operating deficits through its financing activities. As a result of its lack of operating success, the Company may not be able to raise additional financing to repay this debt and to cover operating deficits.

ITEM 8A. CONTROLS AND PROCEDURES.

Within the 90 days prior to the filing date of this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Annual Report on Form 10-KSB. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of May 1, 2003 are as follows:

Executive Officers:

Name of Officer                Age                   Office
--------------------          -----                  ------
Holly Roseberry                 51           President, Chief Executive
                                             Officer and Secretary
Mehboob Charania                48           Treasurer and Chief
                                             Financial Officer

Directors:

Name of Director               Age
----------------              -----
Holly Roseberry                 51
Gregory Navone                  55



The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Ms. Holly Roseberry was appointed as our secretary, treasurer and chief financial officer on February 20, 2002. On November 15, 2002, she resigned as treasurer and chief financial officer and was appointed as our president, chief executive officer and as a director. From 2001 to the present, she has acted as manager for 24/7 Drycleaning Laundromat, a private Las Vegas business. She obtained a Bachelor of Arts degree from Sacred Heart University in Bridgeport, Connecticut in 1973. Ms. Roseberry was employed from 1993 to 1996 as human resources manager, and from 1997 to 1999 as business office manager, of the Las Vegas location of Wards Department Store. Ms. Roseberry was not employed from 1999-2001.

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

Mr. Mehboob Charania has acted as our treasurer and chief financial officer since November 15, 2002. Since June 2001, Mr. Charania has been the owner and operator of Infusion Bistro, a restaurant located in Calgary, Alberta. From 1998 to 2001, he acted as a manager at IBM's Calgary office.


ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth certain information as to the Company's highest paid executive officers and directors for the Company's fiscal year ended
January 31, 2003. No other compensation was paid to any such officer or directors other than the cash and stock option compensation set forth below.


                           SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------
                                ANNUAL COMPENSATION                    LONG TERM COMPENSATION
                               ---------------------      ---------------------------------------------
                                              Other              AWARDS            PAYOUTS        All
                                              Annual      -------------------------------------  other
                                              Compen-     Restricted      Options/   LTIP       Compen-
 Name       Title      Year   Salary  Bonus   sation      Stock Awarded   SARs       payouts    sation
-------------------------------------------------------------------------------------------------------

Holly       President  2003     0       0      0           0                0           0          0
Roseberry   CEO and
            Director
-------------------------------------------------------------------------------------------------------
Stacey      Former     2003     0       0   $11,500*       0                0           0          0
Fling       President
            CEO, &
            Director
-------------------------------------------------------------------------------------------------------
Mehboob     Secretary  2003     0       0      0           0                0           0          0
Charania    Treasurer
            CFO
-------------------------------------------------------------------------------------------------------
Gregory     Director   2003     0       0      0           0                0           0          0
Navone
-------------------------------------------------------------------------------------------------------

*Management fees of $11,500 were paid to Stacy Fling, former President of the Company, in the fiscal year ended January 31, 2003. Ms. Fling served as President of the Company from February 20, 2002 to November 15, 2002. Ms. Fling's duties as President included oversight of accounting and required Federal and state filings for the Company, as well as management of the Azra shopping center after its acquisition by the Company in April 2002, including the leasing out of units in the center, collecting rents and correspondence with tenants. In the fiscal year ended January 31, 2002, management fees of $2,500 per month were paid to Dewey Jones, President of the Company. Mr. Jones served as President of the Company to February 20, 2002, and oversaw the incorporation of the Company, accounting and state and federal filings in the start-up period of the Company. Mr. Jones received less than one month's $2,500 management fee in the fiscal year ended January 31, 2003. Holly Roseberry has held the office of President since November 15, 2002. Ms. Roseberry's functions as President have included, in addition to accounting and regulatory filing oversight, management and the sale of the Azra shopping center, working with the attorneys and accountants for the Company, general oversight of the agreements with and oversight of consultants to the Company and correspondence with the Company's transfer agent.

As of the close of the Company's fiscal year ended January 31, 2003, the Company had no equity compensation plans in effect


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

In connection with its disposition of the Azra Shopping Center on January 1, 2003, we agreed to assume debt in the amount of $377,960 owing to Salim S. Rana, our majority shareholder. The promissory note in the principal amount of $600,000 issued to Salim S. Rana Investments Corp. was dated as of April 10, 2002, provided for repayment of principal in three equal installments of principal of $200,000 each on October 1, 2002, January 2, 2003 and January 2, 2004, and bore no interest as long as the installment payments were made. As of January 31, 2003, $377,960 in principal amount was outstanding on this note; Salim S. Rana Investments Corp. waived payment of interest on the $177,960 overdue portion of the unpaid principal amount.

On February 20, 2002, our former president, Stacey Fling purchased 3,800,000 shares of common stock from our former president, Dewey Jones, for $3,800. On January 28, 2003, Ms. Fling purchased 50,000 shares of common stock from Joyce Messer in a private transaction. The aggregate price for the shares was $2,500.

Management fees of $11,500 were paid to Stacy Fling, former president of the Company, in the fiscal year ended January 31, 2003. In the fiscal year ended January 31, 2002, management fees of $2,500 per month were paid to Dewey Jones, president of the Company in that period.



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

LANCASTER & DAVID                                         Incorporated Partners
---------------------                                     David E. Lancaster, CA
CHARTERED ACCOUNTANTS LETTERHEAD                          Michael J. David, CA



                           INDEPENDENT AUDITORS REPORT

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

As described in note 8 to the financial statements, the Company has restated its financial statements for the fiscal year ended January 31, 2003 with respect to donated rent and the write-off of mineral properties.

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


                                                    "Lancaster & David"  signed
                                                     Chartered Accountants
Vancouver, Canada
April 29, 2003, except as to Note 8 which is as of June 4, 2004

                           WHISTLER INVESTMENTS, INC.
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                January 31, 2003














AUDITORS' REPORT

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

                           WHISTLER INVESTMENTS, INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                            (Expressed in US Dollars)

                                                                                           (Restated -
                                                                                             Note 8)
                                                                                           January 31,        January 31,
                                                                                              2003                2002
----------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
         Cash                                                                           $            104    $        11,338

PROPERTY AND EQUIPMENT (Note 3)                                                                    5,639              7,503
MINERAL PROPERTY (Note 4)                                                                              -              5,150
----------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $          5,743    $        23,991
============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
         Accounts payable and accrued liabilities                                       $         30,467    $         8,082
         Due to related parties (Note 5)                                                         378,860                  -
----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                409,327              8,082
----------------------------------------------------------------------------------------------------------------------------

Commitments (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK, $0.001 par value per share
         Authorized - 5,000,000 shares
         Issued - Nil                                                                                  -                  -
COMMON STOCK, $0.001 par value per share
         Authorized - 70,000,000 shares
         Issued - 48,450,000 shares (Fiscal 2002 - 8,450,000)                                     48,450              8,450
ADDITIONAL PAID IN CAPITAL                                                                       446,850             80,850
DEFICIT                                                                                         (898,884)           (73,391)
----------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                            (403,584)            15,909
----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $          5,743    $        23,991
============================================================================================================================


   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                            (Expressed in US Dollars)

                                                                                                      (Restated - Note 8)
                                                                    (Restated -                        Accumulated from
                                                                      Note 8)                           April 12, 2000
                                                                     Year Ended        Year Ended     (Date of Inception)
                                                                    January 31,        January 31,        to January 31,
                                                                        2003              2002                 2003
---------------------------------------------------------------------------------------------------------------------------
EXPENSES
         Depreciation                                                        1,864             2,527                  4,391
         Management fees                                                    11,500             2,500                 14,000
         General and administrative                                         23,082             1,873                 25,133
         Professional fees                                                  20,358            50,740                 74,434
         Rent and office                                                     6,620             9,026                 20,146
         Write-off mineral property (Note 8)                                 5,150                 -                  5,150
----------------------------------------------------------------------------------------------------------------------------

                                                                            68,574            66,666                143,254

OTHER INCOME                                                                   105             1,048                  1,394
----------------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE DISCONTINUED OPERATIONS                                    (68,469)          (65,618)              (141,860)

LOSS FROM DISCONTINUED OPERATIONS (Note 5)                                (757,024)                 -              (757,024)
----------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE YEAR                                            $        (825,493)  $       (65,618)  $           (898,884)
============================================================================================================================

Net Loss Before Discontinued Operations                          $         (0.001)  $        (0.008)
Loss from Discontinued Operations                                $         (0.019)  $              -
Net Loss Per Share - Basic and Diluted                           $         (0.020)  $        (0.008)

Weighted average number of common shares outstanding                    40,116,667         8,450,000


   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Expressed in US Dollars)

                                                                                                          (Restated - Note 8)
                                                                            (Restated -                    Accumulated from
                                                                              Note 8)                       April 12, 2000
                                                                            Year Ended     Year Ended    (Date of Inception)
                                                                            January 31,   January 31,       to January 31,
                                                                               2003           2002               2003
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for period                                                       $     (825,493)$      (65,618) $           (898,884)

Adjustments to reconcile net loss to cash
         Write-off of mineral property                                             5,150              -                 5,150
         Depreciation                                                              1,864          2,527                 4,391
         Loss from discontinued operations                                       757,024              -               757,024
         Donated rent                                                              6,000              -                 6,000

Changes in operating assets and liabilities
         Increase in accounts payable and accrued liabilities                     22,385          7,718                30,467
         (Increase) decrease in prepaid expenses                                       -          2,533                     -
         Advances from related party                                              20,836              -                20,836
         Advance (repayment) from (to) shareholder                                   900         (4,500)                   900
------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used) in Operating Activities                              (11,334)       (57,340)              (74,116)
------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
         Proceeds from sale of subsidiary                                            100              -                   100
         Purchase of mineral properties                                                -              -                (5,150)
         Purchase of property and equipment                                            -        (10,030)              (10,030)
------------------------------------------------------------------------------------------------------------------------------

Net Cash (Used) in Investing Activities                                              100        (10,030)              (15,080)
------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
         Common stock issued for cash                                                  -              -                89,300
------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                                               -             -                89,300
------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                      (11,234)       (67,370)                  104

CASH, BEGINNING OF YEAR                                                           11,338         78,708                     -
------------------------------------------------------------------------------------------------------------------------------

CASH, END OF YEAR                                                         $          104$        11,338 $                 104
==============================================================================================================================

NON-CASH FINANCING AND INVESTING ACTIVITIES

Issuance of Common Stock                                                         400,000              -
Assumption of Related Party Loan Payable                                         377,960              -
Forgiveness of Amount Owing to Related Party                                      20,836              -



   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                         (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                            (Expressed in US Dollars)

                                                     Common Stock             Additional
                                          -----------------------------------   Paid In        Accumulated
                                               Shares           Amount          Capital          Deficit           Total
  -----------------------------------------------------------------------------------------------------------------------------

  BALANCE, April 12, 2000 (Date of                        -          $     -       $       -      $         -        $       -
  Inception)

  Issuance of stock for cash                      8,450,000            8,450          80,850                -           89,300

  Net loss for the period                                 -                -               -          (7,773)           (7,773)
  -----------------------------------------------------------------------------------------------------------------------------

  BALANCE, as at January 31, 2001                 8,450,000            8,450          80,850          (7,773)           81,527

  Net loss for the year                                   -                -               -         (65,618)          (65,618)
  -----------------------------------------------------------------------------------------------------------------------------

  BALANCE, as at January 31, 2002                 8,450,000            8,450          80,850         (73,391)           15,909

  Non-cash issuance of common stock
  (Note 5)                                       40,000,000           40,000         360,000                -          400,000

  Value of rent donated by a related
  party (Note 8)                                          -                -           6,000                -            6,000

  Net loss for the year                                   -                -               -        (825,493)         (825,493)
  -----------------------------------------------------------------------------------------------------------------------------


  BALANCE, as at January 31, 2003                48,450,000         $ 48,450       $ 446,850      $ (898,884)       $ (403,584)
  =============================================================================================================================



   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 2003
--------------------------------------------------------------------------------
                            (Expressed in US Dollars)


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

Refer to Note 9.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a)       Basis of Presentation
     The Company's fiscal year end is January 31, 2003. During the year the Company established a wholly owned subsidiary, Whistler Commercial Holding, Inc. ("WCHI"), which purchased the Azra Shopping Center, located in Las Vegas, Nevada. The Company disposed of WCHI on January 1, 2003. The loss from operations of WCHI from May 1, 2002 to the disposal date of January 1, 2003, and the loss on disposal are recorded in discontinued operations. No other amounts relating to WCHI are included in the financial statements as of January 31, 2003.

b)       Cash and Cash Equivalents
     Cash equivalents consist of highly liquid investments, which are readily convertible into cash with maturities of three months or less when acquired. As at January 31, 2003 and 2002 there were no cash equivalents.

c)       Property and Equipment
     Capital assets consist of computer equipment and furniture and fixtures, are recorded at cost and are depreciated over their estimated useful life on a declining balance basis at a rate of 30% and 20% respectively per annum.

d)       Mineral Properties
     The Company capitalizes the acquisition cost of mineral properties. Exploration costs, such as prospecting and geophysical analysis, are expensed as incurred. If a property is subsequently abandoned, sold or determined not to be economic, all related costs are written-off.

e)       Foreign Currency Translation
     The financial statements are presented in United States dollars in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 52, "Foreign Currency Translation". The Company's functional and reporting currency is the U.S. dollar. Foreign denominated monetary assets and liabilities are translated to United States dollars using foreign exchange rates in effect at the balance sheet date. Non-monetary items are translated at historical exchange rates, except for items carried at market value, which are translated at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the period. Exchange gains or losses arising on foreign currency transactions are included in the determination of operating results for the period.

f)       Basic and Diluted Net Income (Loss) Per Share
     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.


g)       Use of Estimates
     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.


h)       Financial Instruments
     The fair value of cash, accounts payable, accrued liabilities, and due to a related party was estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.


i)       Long-Lived Assets
     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.


j)    Comprehensive Loss
     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

k)   Reclassifications
     Certain   amounts  in  the  prior  year  financial   statements  have  been
reclassified to conform to the current year presentation.


l)    New Accounting Pronouncements
     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has no stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The effect of adopting this standard has no effect on the Company's results of operations or financial position since stock-based compensation is not currently awarded to employees.


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



NOTE 3 - PROPERTY AND EQUIPMENT

                                                            January 31, 2003        January 31, 2002
                                              ----------------------------------------------------------
                                                    Cost        Accumulated      Net Book       Net Book
                                                                Amortization       Value          Value
                                              ----------------------------------------------------------
Furniture and fixtures                             $ 4,819         $ 1,735        $ 3,084        $ 3,855
Computer equipment                                   5,211           2,656          2,555          3,648
                                              ----------------------------------------------------------

                                                   $ 10,030        $ 4,391        $ 5,639        $ 7,503
                                              ==========================================================

NOTE 4 - MINERAL PROPERTY

By an agreement dated September 19, 2000, the Company acquired a 100% interest, subject to a 2% net smelter royalty, in the Queen mineral property in consideration for the payment of $5,150. This property consisted of 20 mineral claim units located in the Nanaimo Mining Division, British Columbia, Canada. The property was determined to have no economic value and was written-off during the current year.


NOTE 5 - DISCONTINUED OPERATIONS

Discontinued operations consist of the Company's activities in the commercial real estate industry. By an agreement dated April 10, 2002, the Company acquired a 100% interest in the real property and all buildings and improvements situated thereon, known as the Azra Shopping Center, located in Las Vegas, Nevada. The purchase price was $4,150,000 payable as follows: a promissory note to the vendor in the amount of $600,000; the issuance of 40,000,000 common stock at a deemed price of $0.01 per share; the Assumption of a first mortgage in the amount of $3,150,000. The transaction closed April 15, 2002, with operations transferring effective May 1, 2002. The Company had purchased the property through its wholly owned subsidiary, Whistler Commercial Holding, Inc. ("WCHI"). The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, and accordingly assets acquired were recorded at their fair value of the date of acquisition. The results of operations are included in discontinued operations as described below, subsequent to the date of acquisition to the date of disposal of January 1, 2003.

The purchase price was allocated as follows:

                                                                                                            $
Land                                                                                                        930,000
Building                                                                                                  3,220,000
--------------------------------------------------------------------------------------------------------------------

                                                                                                          4,150,000
====================================================================================================================

On January 1, 2003 the Company sold all the issued and outstanding shares of WCHI to an unrelated party for the sum of $100. As part of the Share Purchase Agreement, the Company agreed to assume debt in the amount of $377,960 owed to a related party by WCHI. The loss on disposal of WCHI was as follows:

                                                                                                            $
Total cash proceeds from sale of WCHI shares                                                                    100
Forgiveness of amount owing to related party                                                                 20,836
Loss on operations from acquisition date to disposal date                                                    92,251
Assumption of debt                                                                                        (377,960)
Write off Investment in WCHI                                                                              (400,000)
--------------------------------------------------------------------------------------------------------------------

                                                                                                          (664,773)
====================================================================================================================

The results of discontinued operations are summarized as follows:

                                                                                                    Accumulated from
                                                                                                     April 20, 2000
                                                            Year Ended          Year Ended         (Date of Inception)
                                                            January 31,         January 31,          to January 31,
                                                               2003                2002                   2003
------------------------------------------------------------------------------------------------------------------------
Revenues                                                    $ 286,330           $  -                     $ 286,330
========================================================================================================================

Net Operating Losses                                          (92,251)             -                       (92,251)
Loss on disposal                                             (664,773)             -                      (664,773)
------------------------------------------------------------------------------------------------------------------------

Loss from discontinued operations                          $ (757,024)          $  -                     $ (757,024)
========================================================================================================================

NOTE 6 - RELATED PARTY TRANSACTIONS

a) By an agreement dated May 1, 2000, the Company agreed to pay $500 per month in consideration of office rent to the president and director of the Company. The Company paid $nil for the year (2002 - $6,000) and recorded donated rent of $6,000 or $500 per month for the year ended January 31, 2003. The Company paid $11,500 and $2,500 in management fees to an officer during the years ended January 31, 2003 and 2002, respectively.

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

The components of the net deferred tax asset at January 31, 2003 and 2002, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                              2003                 2002
                                               $                    $

Net Operating Loss                           57,319               65,618

Statutory Tax Rate                            34%                  34%

Effective Tax Rate                             -                    -

Deferred Tax Asset                           19,488               22,310

Valuation Allowance                         (19,488)             (22,310)
------------------------------------------------------------------------------

Net Deferred Tax Asset                         -                    -
------------------------------------------------------------------------------

NOTE 8 - RESTATEMENTS

The Company has restated its financial statements for the year ended January 31, 2003. The nature of the restatements and the effect on net loss and loss per share are as follows:

                                                                                                           $
Net loss for the year as previously reported                                                           (814,343)

Corrections affecting net loss:

(a)  Donated rent charged to operations and recorded as contributed capital                              (6,000)

(b)  Write-off of mineral properties                                                                     (5,150)
----------------------------------------------------------------------------------------------------------------

Net loss for the year as restated                                                                       (825,493)
-----------------------------------------------------------------------------------------------------------------


                                                                                                           $
Loss per share as previously reported                                                                      (.02)

Loss per share on restatements                                                                                 -
----------------------------------------------------------------------------------------------------------------

Loss per share as restated                                                                                 (.02)
----------------------------------------------------------------------------------------------------------------


In addition to the  restatements  noted above  certain  other  revisions  to the
financial   statement  note   disclosures  were  made  to  improve  the  overall
presentation of the Company's financial statements.


NOTE 9 - SUBSEQUENT EVENT

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

(b) Exhibits
--------
3.1   Articles of Incorporation*

3.2   By-Laws*

10.7 Mineral Property Staking and Sales agreement, dated September 19, 2000, between Mr. Edward McCrossan and the Company.*

31.1 Certification of Chief Executive Officer Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 Certification of Chief Financial Officer Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
      filed herewith.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
      filed herewith.



----------------
* Filed as an Exhibit to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on May 29, 2001.



SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WHISTLER INVESTMENTS, INC.


By:     /s/ Holly Roseberry
       ---------------------------------
       Holly Roseberry
       President and Chief Executive Officer
       Director
       Date: July 21, 2004


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ Holly Roseberry
       -------------------
       Holly Roseberry
       President and C.E.O.
       (Principal Executive Officer) and
       Director
       Date: July 21, 2004

By:    /s/ Mehboob Charania
       --------------------
       Mehboob Charania
       Treasurer & C.F.O.
       (Principal Financial Officer) and
       Director
       Date: July 21, 2004