Form 10QSB/A
period 2003-04-30
WHISTLER INVESTMENTS INC /NV/
filed 2004-07-21
CIK 1141263

================================================================================

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


5001 East Bonanza Road, Suite 144-145
Las Vegas, Nevada                                           89110
----------------------------------------      ---------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code: 702-296-2754
                                                -------------------------------

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

       AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY'S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT NO. 1 TO OUR FORM 10-QSB FOR OUR FISCAL QUARTER ENDED APRIL 30, 2003 (THE "APRIL 2003 FORM 10-QSB"), AS WELL AS AMENDING OUR ANNUAL REPORT FOR OUR FISCAL YEAR ENDED JANUARY 31, 2003. THIS AMENDMENT NO. 1 AMENDS ONLY THE INFORMATION SET FORTH UNDER THE CAPTIONS "FINANCIAL STATEMENTS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" OF THE APRIL 2003 FORM 10-QSB. IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE APRIL 2003 FORM 10-QSB AS OF JUNE 16, 2003, THE DATE ON WHICH THE REPORT WAS FILED, NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO MODIFY OR UPDATE DISCLOSURES EXCEPT AS DESCRIBED ABOVE.

                           WHISTLER INVESTMENTS, INC.
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                 April 30, 2003

                           WHISTLER INVESTMENTS, INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                            (Expressed in US Dollars)


                                                                                           April 30,          January 31,
                                                                                              2003                2003
                                                                                          (unaudited)          (audited)
----------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
         Cash                                                                          $           59       $          104

PROPERTY AND EQUIPMENT (Note 3)                                                                 5,173                5,639
----------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                           $        5,232       $        5,743
============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
         Accounts payable and accrued liabilities                                      $       33,067       $       30,467
         Due to related parties (Note 4)                                                      382,646              378,860
----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                             415,713              409,327
----------------------------------------------------------------------------------------------------------------------------

Contingencies (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK, $0.001 par value per share
         Authorized - 5,000,000 shares
         Issued - Nil                                                                               -                    -
COMMON STOCK, $0.001 par value per share
         Authorized - 70,000,000 shares
         Issued - 48,450,000 shares (Fiscal 2002 - 8,450,000)                                  48,450               48,450
ADDITIONAL PAID IN CAPITAL                                                                    446,850              446,850
DEFICIT                                                                                      (905,781)            (898,884)
----------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                         (410,481)            (403,584)
----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $        5,232       $        5,743
============================================================================================================================



                       (See Notes to Financial Statements)

                           WHISTLER INVESTMENTS, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                            (Expressed in US Dollars)
                                   (unaudited)

                                                                                                     Accumulated from
                                                                        For the Three              April 12, 2000 (Date
                                                                        Months Ended                  of Inception)
                                                                          April 30,                   to April 30,
                                                                   2003              2002                 2003
------------------------------------------------------------------------------------------------------------------------
EXPENSES
         Depreciation                                        $          466    $          466    $              4,857
         Management fees                                                  -             7,500                  14,000
         General and administrative                                   1,534             2,998                  26,667
         Professional fees                                            2,600             4,626                  77,034
         Rent and office                                              2,297                 -                  22,443
         Write-off of mineral property                                    -                 -                   5,150
------------------------------------------------------------------------------------------------------------------------

                                                                      6,897            15,590                 150,151

OTHER INCOME                                                              -                 5                   1,394
------------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE DISCONTINUED OPERATIONS                              (6,897)          (15,585)               (148,757)

LOSS FROM DISCONTINUED OPERATIONS (Note 5)                                -                 -                (757,024)
------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE YEAR                                        $       (6,897)   $      (15,585)   $           (905,781)
========================================================================================================================

Net Loss Before Discontinued Operations                      $       (0.000)   $       (0.001)
Loss from Discontinued Operations                            $            -    $            -
Net Loss Per Share - Basic and Diluted                       $       (0.000)   $       (0.001)

Weighted average number of common shares outstanding             48,450,000        15,116,667



                      (See Notes to Financial Statements)

                           WHISTLER INVESTMENTS, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Expressed in US Dollars)
                                   (unaudited)

                                                                                            For the Three
                                                                                             Months Ended
                                                                                              April 30,
                                                                                        2003              2002
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for period                                                               $       (6,897)    $    (15,585)

Adjustment to reconcile net loss to cash
         Depreciation                                                                        466              466

Changes in operating assets and liabilities
         Increase in accounts payable and accrued liabilities                              2,600            5,126
         (Increase) decrease in prepaid expenses                                               -           (1,180)
--------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                                     (3,831)         (11,173)
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
         Advances from shareholder                                                         3,786                -
--------------------------------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                                                  3,786                -
--------------------------------------------------------------------------------------------------------------------

DECREASE IN CASH                                                                             (45)         (11,173)

CASH, BEGINNING OF PERIOD                                                                    104           11,338
--------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                               $           59     $        165
====================================================================================================================

NON-CASH FINANCING AND INVESTING ACTIVITIES

Purchase of Property and Equipment                                                             -        4,159,000
Issuance of Common Stock                                                                       -          400,000
Assumption of Mortgage Payable                                                                 -        3,150,000
Promissory Note Payable                                                                        -          600,000
SUPPLEMENTAL DISCLOSURES

Interest paid                                                                                  -                -
Income taxes paid                                                                              -                -

                       (See Notes to Financial Statements)

                           WHISTLER INVESTMENTS, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 2003
--------------------------------------------------------------------------------
                            (Expressed in US Dollars)


NOTE 1 - NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada, USA on April 12, 2000 under the name Whistler Investments, Inc. The Company's principal business is the exploration and development of mineral resources.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has neither a history of earnings nor has it paid any dividends and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future. During the period since inception on April 12, 2000 to April 30, 2003, the Company has incurred operating losses aggregating $905,781. At April 30, 2003, the Company has a working capital deficiency of $415,654 and a stockholders' deficit of $410,481. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other related parties, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no assurance that the Company will successfully acquire businesses or assets that will produce a profit. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt concerning the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On April 14, 2003, the Company entered into a letter of intent to acquire a 100% interest in Crown Medical Systems, Inc. ("CMS"), a private Texas company. CMS owns a private label Pen Tablet PC and related agreements and licenses for software and interface applications for use by physician offices, medical clinics and small hospitals. Completion of the transaction was subject to the cancellation of 40,000,000 restricted shares of common stock issued by the Company upon the acquisition of the Azra Shopping Centre as described in Note 5, a forward split of the Company's share capital on a four new shares for one old share basis following the restricted share cancellation, and mutual due diligence. The Company planned to issue 24,953,333 post-split restricted shares of common stock and 10,000,000 non-voting shares of preferred stock to the shareholders of CMS. Each preferred share would be convertible into one share of common stock upon CMS attaining sales revenues of $10,000,000 over a 12-month period. The Company was to have advanced $100,000 to CMS at closing, and an additional $400,000 within 90 days of closing. The letter of intent lapsed on May 14, 2003 and the Company discontinued negotiations towards entering into the agreement.


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

NOTE 3 - PROPERTY AND EQUIPMENT

                                                                                          April 30,       January 31,
                                                                                             2003            2003
                                                   ---------------------------------------------------------------------
                                                         Cost           Accumulated        Net Book        Net Book
                                                                       Amortization         Value            Value
                                                   ---------------------------------------------------------------------
Furniture and fixtures                                     $  4,819            $ 1,928        $ 2,891           $ 3,084
Computer equipment                                            5,211              2,929          2,282             2,555
                                                   ---------------------------------------------------------------------

                                                           $ 10,030            $ 4,857        $ 5,173           $ 5,639
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

The purchase price was allocated as follows:

                                                                           $

Land                                                                    930,000
Building                                                              3,220,000
--------------------------------------------------------------------------------

                                                                      4,150,000
================================================================================

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
--------------------------------------------------------------------------------------------------------------------

                                                                                                          (664,773)
====================================================================================================================


The results of discontinued operations are summarized as follows:

                                                                                                   Accumulated from
                                                                                                 April 20, 2000 (Date
                                                         Quarter Ended      Quarter Ended          of Inception) to
                                                         April 30, 2003    April 30, 2002           April 30, 2003
--------------------------------------------------------------------------------------------------------------------
Revenues                                                 $  -                  $ -                     $   286,330
====================================================================================================================

Net Operating Losses                                        -                    -                         (92,251)
Loss on disposal                                            -                    -                        (664,773)
--------------------------------------------------------------------------------------------------------------------

Loss from discontinued operations                        $  -                  $ -                     $  (757,024)
====================================================================================================================

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

The Company had invested approximately $5,150 in the purchase and evaluation of the Queen mineral property in British Columbia. This amount was written off in the fiscal year ended January 31, 2003, when it was determined that the property would not be economically productive.


We  had previously announced  the acquisition of an interest in Crown
Medical Systems, Inc. The proposed acquisition of Crown Medical Systems, which was generally in the business of developing medical software for hospitals, was not pursued because the Company's due diligence on Crown Medical was not satisfactory to the Company. As well, we will not be proceeding with the share capital split that was announced concurrently.

The proposed acquisition of Crown Medical Systems, which was generally in the business of developing medical software for hospitals, was not pursued because the Company's due diligence on Crown Medical was not satisfactory to the Company. Crown Medical was in the early stage of development and was reliant on entering into a contract with a group of cardiologists, which contract had not been entered into and was continually delayed.


Three Months Ended April 30, 2003, compared to Three Months Ended April 30, 2002

The net loss decreased by $8,688 from $15,585 in 2002 to $6,897 for the three months ended April 30, 2003.

The items of significant increase or decrease in the three months ended April 30, 2003 over the comparable period of the prior year were a decrease in general and administrative expense from approximately $3,000 in 2002 to approximately $1,500 for the three months ended April 30, 2003, and a decrease in professional fees from approximately $4,600 in 2002 to $2,600 for the three months ended April 30, 2003. The Company incurred no management fees in the three months ended April 30, 2003, but incurred $7,500 in management fees for the comparable period in 2002. The Company also incurred $2,297 in rent and office expense and $466 in the depreciation of property and equipment in the three months ended April 30, 2003.


Results Of Operations for Three Months Ended April 30, 2003

We incurred operating expenses in the amount of $6,897 for the three-month period ended April 30, 2003 including professional fees of $2,600, rent and office costs of $2,297, general and administrative costs of $1,534 and depreciation costs of $466 relating to furniture and computer equipment.

At quarter end, we had cash on hand of $59. As well, we held computer equipment and furniture recorded at $5,173. Our liabilities at the same date totaled $415,713 and consisted of accounts payable and accrued liabilities of $33,067 and $382,646 due to our major shareholder, Salim S. Rana Investments Corp. in connection with our acquisition of the Azra shopping center.

Our net loss for the three-month period ended April 30, 2003 decreased slightly from the comparative period in fiscal 2002 (from $15,585 to $6,897). This was primarily due to a decrease in management fees.

PART II- OTHER INFORMATION


Item 6. Exhibits and Report on Form 8-K

(a)  Exhibits

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

                                             Whistler Investments, Inc.

                                             /s/  Holly Roseberry
                                             --------------------------
                                             Holly Roseberry
                                             President and Director
                                             (Principal Executive Officer)
Dated: July 21, 2004

                                             Whistler Investments, Inc.

                                             /s/ Mehboob Charania
                                             ---------------------
                                             Mehboob Charania
                                             Treasurer and C.F.O.
                                             (Principal Financial Officer)and
                                             Director
Dated: July 21, 2004