Form 10QSB/A
period 2003-07-31
WHISTLER INVESTMENTS INC /NV/
filed 2004-07-22
CIK 1141263

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




AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY'S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT NO. 1 TO OUR FORM 10-QSB FOR OUR FISCAL QUARTER ENDED JULY 31, 2003 (THE "JULY 2003 FORM 10-QSB"), AS WELL AS AMENDING OUR QUARTERLY REPORT FOR OUR FISCAL QUARTER ENDED APRIL 31, 2003 AND OUR ANNUAL REPORT FOR OUR FISCAL YEAR ENDED JANUARY 31, 2003. THIS AMENDMENT NO. 1 AMENDS ONLY THE INFORMATION SET FORTH UNDER THE CAPTIONS "FINANCIAL STATEMENTS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" OF THE JULY 2003 FORM 10-QSB. IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE JULY 2003 FORM 10-QSB AS OF SEPTEMBER 15, 2003, THE DATE ON WHICH THE REPORT WAS FILED, NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO MODIFY OR UPDATE DISCLOSURES EXCEPT AS DESCRIBED ABOVE.

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  July 31, 2003

                                    WHISTLER
                                INVESTMENTS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                            (Expressed in US Dollars)

                                                                                            July 31,          January 31,
                                                                                              2003                2003
                                                                                               $                   $
                                                                                          (unaudited)          (audited)
----------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
         Cash                                                                                 279,114                  104

PROPERTY AND EQUIPMENT (Note 3)                                                                 4,707                5,639
----------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                  283,821                5,743
============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
         Accounts payable and accrued liabilities                                              70,740               30,467
         Due to related parties (Note 4)                                                      410,694              378,860
         Advances payable (Note 6)                                                              8,205                    -
----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                             489,639              409,327
----------------------------------------------------------------------------------------------------------------------------

Contingencies and Commitments (Note 1 and 8)

STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK, $0.001 par value per share
         Authorized - 5,000,000 shares
         Issued - Nil                                                                               -                    -
COMMON STOCK, $0.001 par value per share
         Authorized - 7,000,000 shares
         Issued - 5,217,000 shares (Fiscal 2002 - 4,845,000)                                    5,217                4,845
ADDITIONAL PAID IN CAPITAL                                                                  2,344,083              490,455
DEFERRED COMPENSATION (Note 2(k))                                                            (403,200)                   -
DEFICIT                                                                                    (2,151,918)            (898,884)
----------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                         (205,818)            (403,584)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    283,821                5,743
============================================================================================================================


  (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                            (Expressed in US Dollars)
                                   (unaudited)


                                                                                                                   Accumulated
                                                                                                                       from
                                                                                                                  April 12, 2000
                                                                 For the Three Months           For the Six         (Date of
                                                                        Ended                   Months Ended        Inception)
                                                                      July 31,                    July 31,          to July 31,
                                                                  2003         2002          2003          2002        2003
                                                                    $            $            $              $          $
=================================================================================================================================

EXPENSES
         Depreciation                                                   466         466            932          932         5,323
         Management fees (Note 4)                                    33,518       9,500         33,518       16,500        47,518
         General and administrative                                  28,638       7,557         30,172       10,555        55,305
         Professional fees                                            9,265           -         11,865        4,626        86,299
         Rent and office                                              2,450           -          4,747            -        24,893
         Write-off of mineral property                                    -           -              -            -         5,150
         Stock compensation (Note 2(k))                           1,171,800           -      1,171,800            -     1,171,800
----------------------------------------------------------------------------------------------------------------------------------

                                                                  1,246,137      17,523      1,253,034       32,613     1,396,288

OTHER INCOME                                                              -           -              -            5         1,394
----------------------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE DISCONTINUED OPERATIONS                         (1,246,137)     (17,523)    (1,253,034)     (32,608)   (1,394,894)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS (Note 5)                         -      13,373              -       12,873      (757,024)
----------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                         (1,246,137)      (4,150)    (1,253,034)     (19,735)   (2,151,918)
==================================================================================================================================

Net Loss Before Discontinued Operations                               (0.25)     (0.004)         (0.26)       (0.06)
Income (Loss) from Discontinued Operations                                 -      0.003               -            -
Net Loss Per Share - Basic and Diluted                                (0.25)     (0.001)         (0.26)       (0.06)

Weighted average number of common shares outstanding               4,898,733   4,845,000      4,871,867    3,511,667

  (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Expressed in US Dollars)
                                   (unaudited)

                                                                                             For the Six
                                                                                             Months Ended
                                                                                               July 31,
                                                                                        2003              2002
                                                                                          $                 $
--------------------------------------------------------------------------------------------------------------------


OPERATING ACTIVITIES
Net loss for period                                                                   (1,253,034)         (19,735)

Adjustments to reconcile net loss to cash
         Depreciation                                                                        932           21,057
         Stock compensation                                                            1,171,800                -

Changes in operating assets and liabilities
         Increase in accounts payable and accrued liabilities                             40,273           39,986
         Increase in prepaid expenses                                                          -           (7,180)
         Increase in advances payable                                                      8,205                -
         Increase in amounts due to related parties                                       31,834                -
--------------------------------------------------------------------------------------------------------------------

Net Cash From in Operating Activities                                                         10           34,128
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
         Proceeds from exercise of stock options                                         279,000                -
         Repayment of mortgage payable                                                         -           (7,960)
         Debt issue costs                                                                      -          (37,000)
--------------------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Financing Activities                                      279,000          (44,960)
--------------------------------------------------------------------------------------------------------------------

DECREASE IN CASH                                                                         279,010          (10,832)

CASH, BEGINNING OF PERIOD                                                                    104           11,338
--------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                                      279,114              506
====================================================================================================================

NON-CASH FINANCING AND INVESTING ACTIVITIES

Purchase of Property and Equipment                                                             -        4,159,000
Issuance of Common Stock                                                                       -          400,000
Assumption of Mortgage Payable                                                                 -        3,150,000
Promissory Note Payable                                                                        -          600,000

SUPPLEMENTAL DISCLOSURES

Interest paid                                                                                  -           64,730
Income taxes paid                                                                              -                -


  (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 31, 2003
--------------------------------------------------------------------------------
                            (Expressed in US Dollars)


NOTE 1 - NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada, USA on April 12, 2000 under the name Whistler Investments, Inc. The Company's principal business was the exploration and development of mineral resources; however, during the period the Company abandoned its mineral property and currently does not have an operating business (see Note 8).

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has neither a history of earnings nor has it paid any dividends and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future. During the period since inception on April 12, 2000 to July 31, 2003, the Company has incurred operating losses aggregating $2,151,918. At July 31, 2003, the Company has a working capital deficiency of $210,525 and a stockholders' deficit of $205,818. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other related parties, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no assurance that the Company will successfully acquire businesses or assets that will produce a profit. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt concerning the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company received a letter of intent from Barkley Partners Inc. for a private financing of $10,000,000. (See Note 8).


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

k)       Stock Based Compensation (continued)
     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

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


                                                                       Three Months Ended             Six Months Ended
                                                                            July 31,                      July 31,
                                                                         2003          2002          2003          2002
                                                                          $             $             $             $

     Net loss -- as reported                                           (1,246,137)    (4,150)     (1,253,034)     (19,735)
     Add: Stock-based compensation expense included in net
        loss -- as reported                                             1,171,800          -       1,171,800            -
     Deduct: Stock-based compensation expense determined under
        fair value method                                              (1,195,757)         -      (1,195,757)           -
     Net loss -- pro forma                                             (1,270,094)    (4,150)     (1,276,991)     (19,735)
     Net loss per share (basic and diluted) -- as reported             (0.25)         (0.001)     (0.26)           (0.006)
     Net loss per share (basic and diluted) -- pro forma               (0.26)         (0.001)     (0.26)           (0.006)

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

l)       New Accounting Pronouncements (continued)
     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The effect of adopting this standard did not have a material effect on the Company's results of operations or financial position.

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


NOTE 3 - PROPERTY AND EQUIPMENT

                                                                                           July 31,       January 31,
                                                                                             2003            2003
                                                                        Accumulated        Net Book        Net Book
                                                         Cost           Amortization        Value            Value
                                                   ---------------------------------------------------------------------
Furniture and fixtures                                      $ 4,819            $ 2,121        $ 2,698           $ 3,084
Computer equipment                                            5,211              3,202          2,009             2,555
                                                   ---------------------------------------------------------------------

                                                           $ 10,030            $ 5,323        $ 4,707           $ 5,639
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

The purchase price was allocated as follows:

                                              $

Land                                       930,000
Building                                 3,220,000
--------------------------------------------------

                                         4,150,000
==================================================


On January 1, 2003 the Company sold all the issued and outstanding shares of WCHI to an unrelated party for the sum of $100. As part of the Share Purchase Agreement, the Company agreed to assume debt in the amount of $377,960 owed to a related party by WCHI. The loss on disposal of WCHI was as follows:

                                                                   $

Total cash proceeds from sale of WCHI shares                      100
Forgiveness of amount owing to related party                   20,836
Loss on operations from acquisition date to disposal date      92,251
Assumption of debt                                           (377,960)
Write off Investment in WCHI                                 (400,000)
----------------------------------------------------------------------
                                                             (664,773)
======================================================================


The results of discontinued operations are summarized as follows:

                                                                                                Accumulated from
                                                                                              April 20, 2000 (Date
                                                         Quarter Ended      Quarter Ended       of Inception) to
                                                         July 31, 2003      July 31, 2002        July 31, 2003
--------------------------------------------------------------------------------------------------------------------

Revenues                                                             $ -               $ -            $   286,330
====================================================================================================================

Net Operating Income (Loss)                                            -            13,373                (92,251)
Loss on disposal                                                       -                 -               (664,773)
--------------------------------------------------------------------------------------------------------------------

Gain (Loss) from discontinued operations                            $  -          $ 13,373             $ (757,024)
====================================================================================================================

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


NOTE 9 - SUBSEQUENT EVENT

The Company received a letter of intent from Barkley Partners Inc. for a private financing of up to $10,000,000. The loan is for a term of two years with an interest rate of 8% and is to be secured by 3,500,000 restricted common shares that will be held in escrow for redemption upon repayment of the loan. In addition the Company is required to issue 100,000 restricted shares for zero proceeds at the end of the two-year term. The financing is subject to completion of due diligence procedures by the lender, and a 1.5% finders fee.

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

Results Of Operations for the Six-Month Period July 31, 2003

We incurred a net loss of $1,253,034 for the six-month period ended July 31, 2003 including $1,171,800 in stock based compensation relating to our grant of stock options during the quarter, management fees of $33,518, general and administrative costs of $30,172, professional fees of $11,865, $4,747 in rent and office costs and $932 in depreciation expense relating to computer equipment, furniture and fixtures.

At quarter end, we had cash on hand of $279,114. As well, we held computer equipment and furniture recorded at $4,707. Our liabilities at the same date totaled $489,639 and consisted of accounts payable and accrued liabilities of $70,740 and $410,694 primarily consisting of a payable due to Salim S Rana Investments Corp., in connection with our previous acquisition of the Azra shopping center.

Our  net  loss  for  the  six-month   period  ended  July  31,  2003   increased
substantially from the comparative period in fiscal 2002 (from $4,150 to $1,246,137). This was primarily due to the previously mentioned stock based compensation recorded at $1,171,800, and increases in administrative costs from approximately
$7,500 to approximately $28,600, and in management fees from $9,500 to approximately $33,500, both such increases resulting from a general increase in our business activities.

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

                                             Whistler Investments, Inc.

                                             /s/ Holly Roseberry
                                             --------------------------
                                             Holly Roseberry
                                             President and Director
                                            (Principal Executive Officer)
Dated: July 22, 2004

                                             Whistler Investments, Inc.

                                             /s/ Mehboob Charania
                                             --------------------------
                                             Mehboob Charania
                                             Treasurer and C.F.O.
                                            (Principal Financial Officer)and
                                             Director
Dated: July 22, 2004