Form 10QSB/A
period 2003-10-31
WHISTLER INVESTMENTS INC /NV/
filed 2004-07-28
CIK 1141263

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


Issuer's telephone number, including area code: 702-296-2754
                                                ------------

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

AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY'S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT NO. 1 TO OUR FORM 10-QSB FOR OUR FISCAL QUARTER ENDED OCTOBER 31, 2003 (THE "THIRD QUARTER 2004 FORM 10-QSB"), AS WELL AS AMENDING OUR QUARTERLY REPORTS FOR OUR FIRST TWO QUARTERS IN OUR 2004 FISCAL YEAR AND OUR ANNUAL REPORT FOR OUR FISCAL YEAR ENDED JANUARY 31, 2003. THIS AMENDMENT NO. 1 AMENDS ONLY THE INFORMATION SET FORTH UNDER THE CAPTIONS "FINANCIAL STATEMENTS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" OF THE THIRD QUARTER 2004 FORM 10-QSB. IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE THIRD QUARTER 2004 FORM 10-QSB AS OF DECEMBER 15, 2003, THE DATE ON WHICH THE REPORT WAS FILED, NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO MODIFY OR UPDATE DISCLOSURES EXCEPT AS DESCRIBED ABOVE.

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                October 31, 2003

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)


                                 BALANCE SHEETS
                            (Expressed in US Dollars)

                                                                                               October 31,
                                                                                                   2003
                                                                                                     $
                                                                                                (unaudited)
-----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
         Cash                                                                                       30,577
----------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                                30,577

PROPERTY AND EQUIPMENT (Note 3)                                                                      4,241

INTANGIBLE ASSETS
         Licensing fees (Notes 4 and 7)                                                            153,075
----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                       187,893
==========================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
         Accounts payable and accrued liabilities                                                   58,790
         Due to related parties (Note 5)                                                           320,144
         Advances payable (Note 8)                                                                   8,205
----------------------------------------------------------------------------------------------------------


TOTAL LIABILITIES                                                                                  387,139
----------------------------------------------------------------------------------------------------------

Contingencies and Commitments (Note 1 and 7)

STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK, $0.001 par value per share
         Authorized - 5,000,000 shares
         Issued - Nil                                                                                    -
COMMON STOCK, $0.001 par value per share
         Authorized - 7,000,000 shares
         Issued - 6,475,000 shares (Fiscal 2002 - 4,845,000)                                         6,475
ADDITIONAL PAID IN CAPITAL                                                                       5,576,575
DEFERRED COMPENSATION (Note 2(k))                                                               (2,228,500)
DEFICIT                                                                                         (3,553,796)
----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                              (199,246)
----------------------------------------------------------------------------------------------------------

6 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       187,893
==========================================================================================================
                (See accompanying notes to financial statements.)


   (The accompanying notes are an integral part of these financial statement

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                            (Expressed in US Dollars)
                                   (unaudited)

                                                                                                         Accumulated
                                                                                                            from
                                                                                                       April 12, 2000
                                                               For the Three            For the Nine      (Date of
                                                               Months Ended             Months Ended      Inception)
                                                               October 31,                October 31,     to October 31,
                                                         2003             2002        2003         2002       2003
                                                          $                 $           $            $          $
--------------------------------------------------------------------------------------------------------------------

EXPENSES
         Depreciation and amortization                    4,391           466          5,323       1,398       9,714
         Management and consulting fees (Note 5)         34,621         6,000         68,139      22,500      82,139
         General and administrative                      24,938         4,061         55,110      14,616      80,243
         Professional fees                               17,474         2,000         29,339       6,626     103,773
         Rent and office                                  6,505             -         11,252           -      31,398
         Write-off of mineral property                        -             -              -           -       5,150
         Research and development                         8,633             -          8,633           -       8,633
         Stock-based compensation (Note 2(k))         1,308,700             -      2,480,500           -   2,480,500
--------------------------------------------------------------------------------------------------------------------

                                                      1,405,262        12,527      2,658,296      45,140   2,801,550

OTHER INCOME                                              3,384             -          3,384           5       4,778
--------------------------------------------------------------------------------------------------------------------


NET LOSS BEFORE DISCONTINUED OPERATIONS              (1,401,878)      (12,527)    (2,654,912)    (45,135) (2,796,772)

LOSS FROM DISCONTINUED OPERATIONS (Note 9)                    -       (80,456)             -     (67,583)   (757,024)
---------------------------------------------------------------------------------------------------------------------


NET LOSS FOR THE PERIOD                              (1,401,878)      (92,983)    (2,654,912)   (112,718) (3,553,796)
=====================================================================================================================

Net Loss Before Discontinued Operations                   (0.27)        (0.00)         (0.53)      (0.01)
Loss from Discontinued Operations                             -         (0.02)             -       (0.02)
Net Loss Per Share - Basic and Diluted                    (0.27)        (0.02)         (0.53)      (0.03)
Weighted average number of common shares
outstanding                                           5,250,000     4,845,000      5,000,500    3,956,111

               (See accompanying notes to financial statements.)



   (The accompanying notes are an integral part of these financial statement

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Expressed in US Dollars)
                                   (unaudited)

                                                                                             For the Nine
                                                                                             Months Ended
                                                                                             October 31,
                                                                                        2003              2002
                                                                                          $                 $
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for period                                                                     (2,654,912)        (112,718)

Adjustments to reconcile net loss to cash
         Depreciation and amortization                                                       5,323           41,648
         Stock-based compensation                                                        2,480,500                -

Changes in operating assets and liabilities
                                                      Increase in bank overdraft                 -           72,238
                            Increase in accounts payable and accrued liabilities            28,323           74,727
                                               (Increase) in accounts receivable                 -          (13,847)
                                                  (Increase) in prepaid expenses                 -          (19,180)
                                                    Increase in advances payable             8,205                -
                                    (Decrease) in amounts due to related parties           (58,716)               -
--------------------------------------------------------------------------------------------------------------------

                             Net Cash (Used In) Provided by Operating Activities          (191,277)          42,868
--------------------------------------------------------------------------------------------------------------------

                              INVESTING ACTIVITIES
                                                    Purchase of licensing rights          (157,000)               -
--------------------------------------------------------------------------------------------------------------------

                                           Net Cash Used In Investing Activities          (157,000)               -
--------------------------------------------------------------------------------------------------------------------

                              FINANCING ACTIVITIES
                                                    Proceeds from long-term debt                 -          200,000
                                         Proceeds from exercise of stock options           378,750                -
                                                   Repayment of mortgage payable                 -         (217,206)
                                                                Debt issue costs                 -          (37,000)
--------------------------------------------------------------------------------------------------------------------

                             Net Cash Provided By (Used In) Financing Activities           378,750          (54,206)
--------------------------------------------------------------------------------------------------------------------

                                                     INCREASE (DECREASE) IN CASH            30,473          (11,338)

                                                       CASH, BEGINNING OF PERIOD               104           11,338
--------------------------------------------------------------------------------------------------------------------

                                                             CASH, END OF PERIOD            30,577                -
====================================================================================================================


                                     NON-CASH FINANCING AND INVESTING ACTIVITIES

                                              Purchase of Property and Equipment                 -        4,159,000
                                                        Issuance of Common Stock                 -          400,000
                                                  Assumption of Mortgage Payable                 -        3,150,000
                                                         Promissory Note Payable                 -          600,000


                            SUPPLEMENTAL DISCLOSURES

                                                                   Interest paid                 -          164,461
                                                               Income taxes paid                 -                -

               (See accompanying notes to financial statements.)



   (The accompanying notes are an integral part of these financial statement

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
                            (Expressed in US Dollars)



NOTE 1 - NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada, USA on April 12, 2000 under the name Whistler Investments, Inc. The Company's principal business was the exploration and development of mineral resources; however, during the period the Company abandoned its mineral property and currently does not have an operating business (see Note 8).

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has neither a history of earnings nor has it paid any dividends and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future. During the period since inception on April 12, 2000 to October 31, 2003, the Company has incurred operating losses aggregating $3,553,796. At October 31, 2003, the Company has a working capital deficiency of $356,562 and a stockholders' deficit of $199,246. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other related parties, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no assurance that the Company will successfully acquire businesses or assets that will produce a profit. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt concerning the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


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

j)       Mineral Properties
     The Company capitalized the acquisition cost of mineral properties. Exploration costs, such as prospecting and geophysical analysis, were expensed as incurred. If a property was subsequently abandoned, sold or determined not to be economic, all related costs were written down.

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

                                                                       Three Months Ended               Nine Months Ended
                                                                          October 31,                      October 31,
                                                                       2003            2002           2003             2002
                                                                         $               $              $                $
     Net loss -- as reported                                            (1,401,878)   (92,983)    (2,658,296)     (112,718)
     Add: Stock-based compensation expense included in net
        loss -- as reported                                              1,308,700         -       2,480,500             -
     Deduct: Stock-based compensation expense determined under
        fair value method                                               (1,316,465)        -      (2,512,223)            -
     Net loss -- pro forma                                              (1,409,643)   (92,983)    (2,690,019)     (112,718)
     Net loss per share (basic and diluted) -- as reported                   (0.27)     (0.02)         (0.53)        (0.03)
     Net loss per share (basic and diluted) -- pro forma                     (0.27)     (0.02)         (0.54)        (0.03)

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

n)       Research and Development
     The Company expenses research and development costs as incurred.

NOTE 3 - PROPERTY AND EQUIPMENT

                                                                                          October 31,     January 31,
                                                                                             2003            2003
                                                                        Accumulated        Net Book        Net Book
                                                         Cost           Amortization         Value           Value
                                                   ---------------------------------------------------------------------
Furniture and fixtures                                  $ 4,819            $ 2,314         $ 2,505          $ 3,084
Computer equipment                                        5,211              3,475           1,736            2,555
                                                   ---------------------------------------------------------------------

                                                        $10,030            $ 5,789         $ 4,241          $ 5,639
                                                   =====================================================================


NOTE 4 - INTANGIBLE ASSET

                                                                                           October 31,     January 31,
                                                                                              2003            2003
                                                                        Accumulated                         Net Book
                                                         Cost           Amortization     Net Book Value       Value
                                                   ---------------------------------------------------------------------
License fees                                           $157,000            $ 3,925        $153,075            $    -
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

The purchase price was allocated as follows:

                                                                                           $
Land                                                                                     930,000
Building                                                                               3,220,000
------------------------------------------------------------------------------------------------

                                                                                       4,150,000
================================================================================================

On January 1, 2003 the Company sold all the issued and outstanding shares of WCHI to an unrelated party for the sum of $100. As part of the Share Purchase Agreement, the Company agreed to assume debt in the amount of $377,960 owed to a related party by WCHI. The loss on disposal of WCHI was as follows:

                                                                                           $
Total cash proceeds from sale of WCHI shares                                                 100
Forgiveness of amount owing to related party                                              20,836
Loss on operations from acquisition date to disposal date                                 92,251
Assumption of debt                                                                      (377,960)
Write off Investment in WCHI                                                            (400,000)
-------------------------------------------------------------------------------------------------

                                                                                        (664,773)
=================================================================================================

The results of discontinued operations are summarized as follows:


                                                                                           Accumulated from
                                                   Quarter Ended       Quarter Ended     April 20, 2000 (Date
                                                     October 31,         October 31,        of Inception) to
                                                         2003               2002            October 31, 2003
------------------------------------------------------------------------------------------------------------
Revenues                                            $        -      $          -            $   286,330
============================================================================================================

Net Operating Loss                                           -           (80,456)               (92,251)
Loss on disposal                                             -                 -               (664,773)
------------------------------------------------------------------------------------------------------------

Loss from discontinued operations                   $        -      $    (80,456)           $  (757,024)
============================================================================================================

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

PLAN OF OPERATION

During the period since inception on April 12, 2000 to October 31, 2003, we have incurred operating losses aggregating $3,553,796. At October 31, 2003, we had a working capital deficiency of $356,562 and a stockholders' deficit of $199,246. The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders and other related parties, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our former auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of October 31, 2003, we had cash on hand of $30,577. Our liabilities at the same date totaled $387,139 and consisted primarily of accounts payable and accrued liabilities of $58,790 and a related party payable of $328,349. The related party payable consisted of a payable due to Salim S. Rana Investments Corp., in connection with our previous acquisition of the Azra shopping center. The promissory note in the principal amount of $600,000 issued to Salim S. Rana Investments Corp. in connection with the Azra shopping center was dated as of April 10, 2002, provided for repayment of principal in three equal installments of principal of $200,000 each on October 1, 2002, January 2, 2003 and January 2, 2004, and bore no interest as long as the installment payments were made. As of October 31, 2003, $328,349 in principal amount was outstanding on this note; Salim S. Rana Investments Corp. waived payment of interest on the $128,349 overdue portion of the unpaid principal amount.

         We anticipate that our administrative costs and expenses to acquire the licenses from RV Systems, Inc. over the next 12-month period will be approximately $2,500,000, if we secure rights to all licensed products. We do not have sufficient cash on hand to meet these anticipated obligations. In addition at October 31, 2003, the Company was indebted to Salim S. Rana Investments Corp. in the amount of $328,349. The Company has no present plans as to the manner in which it will be able to repay such debt. To date, the Company has covered operating deficits through its financing activities. As a result of its lack of operating success, the Company may not be able to raise additional financing to repay this debt and to cover operating deficits.

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


Results Of Operations for the Nine-Month Period October 31, 2003

We incurred a net loss of $2,654,912 for the nine-month period ended October 31, 2003 including $2,480,500 in stock based compensation relating to our grant of stock options during the quarter, management fees of $68,139, general and administrative costs of $55,110, professional fees of $29,339, $11,252 in rent and office costs, $8,633 of research and development expense and $5,323 in depreciation expense relating to computer equipment, furniture and fixtures.

Our net loss for the nine-month period ended October 31, 2003 increased substantially from the comparative period in fiscal 2002 (from $112,718 in 2002 to $2,654,912 in 2003). This was primarily due to the previously mentioned stock based compensation in 2003 recorded at $2,480,500, compared with none in 2002, and increases in administrative costs from $14,616 in 2002 to $55,110 in 2003, and management and consulting fees from $22,500 in 2002 to $68,139 in 2003, resulting from a general increase in our business activities.


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

                                             Whistler Investments, Inc.

                                                   /s/  Holly Roseberry
                                             --------------------------
                                                        Holly Roseberry
                                                 President and Director
                                          (Principal Executive Officer)

                                                   Dated: July 28, 2004

                                             Whistler Investments, Inc.

                                                   /s/ Mehboob Charania
                                                  ---------------------
                                                       Mehboob Charania
                                                   Treasurer and C.F.O.
                                          (Principal Financial Officer)
                                                           and Director

                                                   Dated: July 28, 2004