Form 10QSB
period 2004-07-31
WHISTLER INVESTMENTS INC /NV/
filed 2004-09-13
CIK 1141263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended July 31, 2004
                                                 -------------

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



State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,799,683 shares of $0.001 par value common stock outstanding as of September 10, 2004.

                           WHISTLER INVESTMENTS, INC.

                                TABLE OF CONTENTS


                                                                                Page No.
         PART I.  FINANCIAL INFORMATION

         ITEM I - Unaudited Consolidated Financial
                   Statements

                  Consolidated Balance Sheets as of July 31,
                  2004 (Unaudited) and January 31, 2004                               3

                  Consolidated  Statements of  Operations  for the Three and Six
                  Months Ended July 31, 2004 and 2003 and from inception  (April
                  12, 2000) to July 31, 2004 (Unaudited)                              4

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended July 31,
                  2004 and 2003 (Unaudited)                                           5

                  Notes to Consolidated Financial Statements                          6

         ITEM 2 - Management's   Discussion  and  Analysis  of  Financial
                  Condition and Results of Operations.                               14

         ITEM 3 - Controls and Procedures.                                           19

         PART II. OTHER INFORMATION                                                  19

         ITEM 6 - Exhibits and Reports on Form 8-K                                   20

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

                                  July 31, 2004






















                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                            (Expressed in US Dollars)

                                                                                        July 31,       January 31,
                                                                                            2004              2004
                                                                                     (unaudited)         (audited)
                                                                                                       (Restated -
                                                                                                       see Note 9)
-------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
         Cash                                                                    $      611,449   $      169,428
         Prepaid expense                                                                 14,000                -
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                    625,449          169,428

PROPERTY AND EQUIPMENT (Note 3)                                                           1,175            3,219
DEFERRED FINANCING COSTS (Note 6)                                                       180,000                -
-------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                     $      806,624   $      172,647
===================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
         Accounts payable and accrued liabilities                                $      187,404   $      133,017
         Due to related parties (Note 4)                                                724,465          553,983
         Advances payable (Note 8)                                                        8,205            8,205
-------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                               920,074          695,205

LOAN PAYABLE (Note 6)                                                                 3,000,000                -
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                     3,920,074          695,205
-------------------------------------------------------------------------------------------------------------------

Contingencies and Commitments (Notes 1 and 7)

STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK, $0.001 par value per share
         Authorized - 5,000,000 shares
         Issued - Nil                                                                         -                -
COMMON STOCK, $0.001 par value per share
         Authorized - 21,000,000 shares
         Issued - 19,799,683 and 20,416,677 shares, respectively                         19,800           20,417
ADDITIONAL PAID IN CAPITAL                                                           13,717,375        5,933,133
SUBSCRIPTION RECEIVABLE                                                                       -          (50,000)
DEFERRED COMPENSATION (Note 2(j))                                                             -         (266,000)
DEFICIT                                                                             (16,850,625)      (6,160,108)
-------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                          (3,113,450)        (522,558)
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $      806,624   $      172,647
===================================================================================================================



   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Expressed in US Dollars)
                                   (unaudited)

                                                                                                                    Accumulated
                                                                                                                           from
                                                                                                                 April 12, 2000
                                                            For the Three Months         For the Six Months            (Date of
                                                                   Ended                        Ended                Inception)
                                                                  July 31,                     July 31,             to July 31,
                                                             2004          2003           2004           2003           2004
                                                               $            $               $              $              $
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES
         Depreciation                                        1,022           466            2,044          932            8,855
         Licensing fees (Note 7)                           760,000             -        1,710,000            -        2,153,400
         Management fees (Note 4)                          168,354        33,518          962,329       33,518        1,155,325
         General and administrative                        266,834        28,638          433,743       30,172          556,391
         Professional fees                                  63,006         9,265          121,915       11,865          283,984
         Rent and office                                    13,016         2,450           13,819        4,747           50,269
         Write-off of mineral property                           -             -                -            -            5,150
         Research and development                           23,158             -           60,642            -           80,910
         Stock compensation (Note 2(k))                     47,250     1,171,800        7,344,000    1,171,800       11,738,000
--------------------------------------------------------------------------------------------------------------------------------

                                                         1,342,640     1,246,137       10,648,492    1,253,034       16,032,284
INTEREST EXPENSE                                            30,084             -           60,084            -           84,154
OTHER (INCOME)                                             (18,059)            -          (18,059)           -          (22,837)
--------------------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE DISCONTINUED OPERATIONS                 (1,354,665)   (1,246,137)     (10,690,517)  (1,253,034)     (16,093,601)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS (Note 5)                -             -                -            -         (757,024)
--------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                 (1,354,665)   (1,246,137)     (10,690,517)  (1,253,034)     (16,850,625)
================================================================================================================================

Net Loss Before Discontinued Operations                     (0.07)         (0.08)          (0.56)        (0.09)
Income (Loss) from Discontinued Operations                      -              -                             -
Net Loss Per Share - Basic and Diluted                      (0.07)         (0.08)          (0.56)        (0.09)

Weighted average number of common shares outstanding    18,865,183    14,696,199       19,164,014   14,615,601


   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Expressed in US Dollars)
                                   (unaudited)

                                                                                     For the Six        For the Six
                                                                                   Months  Ended      Months  Ended
                                                                                        July 31,           July 31,
                                                                                            2004               2003
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                                                         $  (10,690,517)   $   (1,253,034)

Adjustments to reconcile net loss to cash
         Depreciation and amortization                                                   2,044               932
         Stock-based compensation                                                    7,344,000         1,171,800
         Amortization of deferred loan financing fee                                    60,000                 -

Changes in operating assets and liabilities
     (Increase) in prepaid expense                                                     (14,000)                -
     (Decrease) increase in accounts payable and accrued liabilities                    54,386            40,273
     Increase in advances payable                                                            -             8,205
     Increase in amounts due to related parties                                              -            31,834
--------------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                               (3,244,087)               10
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
         Proceeds from exercise of stock options                                       705,625           279,000
         Proceeds from loan financing                                                3,000,000                 -
         Payment of financing fees                                                    (240,000)                -
         Related party advances                                                        170,483                 -
         Proceeds from share subscriptions receivable                                   50,000                 -
         Advances from shareholder                                                           -                 -
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                            3,686,108           279,000
--------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH                                                                       442,021           279,010
CASH, BEGINNING OF PERIOD                                                              169,428               104
--------------------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                                               $      611,449    $      279,114
====================================================================================================================

SUPPLEMENTAL DISCLOSURES

Interest paid                                                                                -                 -
Income taxes paid                                                                            -                 -


   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2004
                            (Expressed in US Dollars)
--------------------------------------------------------------------------------

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has neither a history of earnings nor has it paid any dividends and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future. During the period since inception on April 12, 2000 to July 31, 2004, the Company has incurred operating losses aggregating $16,850,625. At July 31, 2004, the Company has a working capital deficiency of $294,625 and a stockholders' deficit of $3,113,450. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other related parties, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no assurance that the Company will successfully acquire businesses or assets that will produce a profit. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt concerning the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On January 19, 2004, the Company entered into an Investment Agreement and a Registration Rights Agreement ("the Agreement") with Dutchess Private Equities Fund, L.P. (Dutchess). Pursuant to the Agreement, the Company may periodically "put" or require Dutchess to purchase shares of common stock at below market prices in exchange for the utilization of a ten million dollar equity line of financing. The Agreement requires the Company to file an SB-2 Registration Statement with the Securities and Exchange Commission to register for resale by Dutchess the shares of common stock purchased. The Registration Statement was to be filed within 30 days of the issuance of the Company's audited financial statements for the fiscal year ended January 31, 2004. The Company was granted an extension to October 15, 2004.

During the three month period ended April 30, 2004, the Company received financing of three million dollars from Sterling Capital, Inc. The amount received is in the form of a non-recourse loan collateralized by the Company's common shares. (See Note 6).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a)       Principles of Consolidation
     The consolidated financial statements include the accounts of Whistler Investments,Inc. and its newly formed and wholly owned subsidiaries, Global Electric Corp., R-Electric Car Co., and Solium Power Corp. Global Electric Hong Kong Corp. is a wholly owned subsidiary of Global Electric Corp. All significant intercompany accounts and transactions have been eliminated.

b)       Cash and Cash Equivalents
     Cash equivalents consist of highly liquid investments, which are readily convertible into cash with maturities of three months or less when acquired.

c)       Use of Estimates
     The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

     financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
d)       Licensing Fees
     Licensing fees related to Product Licensing Agreements are expensed as incurred.

e)       Long-Lived Assets
     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------

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

     Deferred Compensation
     During the six months ended July 31, 2004, the Company amortized $161,250 of deferred compensation that has been recorded as stock based compensation and charged to operations.

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

     The pro forma information is as follows:

                                                                 Three Months Ended            Six Months Ended
                                                                      July 31,                     July 31,
                                                                 2004          2003           2004           2003
                                                                  $             $              $              $
     Net loss -- as reported                                    (1,354,665)   (1,246,137)  (10,690,517)     (1,253,034)
     Add: Stock-based compensation expense included in net
        loss -- as reported                                         47,250     1,171,800     7,344,000       1,171,800
     Deduct: Stock-based compensation expense determined
        under fair value method                                    (48,216)   (1,195,757)   (7,356,209)     (1,195,757)
     Net loss -- pro forma                                      (1,355,631)   (1,270,094)  (10,782,726)     (1,276,991)
     Net loss per share (basic and diluted) -- as reported           (0.07)        (0.08)        (0.56)         (0.09)
     Net loss per share (basic and diluted) -- pro forma             (0.07)        (0.09)        (0.56)         (0.09)

     The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model. Under the Black-Scholes option-pricing model, the weighted average fair value of stock options granted during the three months ended April 30, 2004 was $2.81. The Company did not grant any stock options during the three months ended July 31, 2004. There was no dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the quarter ended April 30, 2004, as the Company had a net loss.

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

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

j)       Stock Based Compensation (continued)

                                                                   Three Months Ended         Six Months Ended
                                                                        July 31,                  July 31,
                                                                   2004          2003        2004         2003
                                                                     $            $           $             $
     Expected dividend yield                                         -            0%          0%            0%
     Risk-free interest rate                                         -            5%       1.39%            5%
     Expected volatility                                             -          100%         50%          100%
     Expected life from the vesting date (in years)                  -        1-year      1-year        1-year

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

l)       Comprehensive Loss
     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, there is no difference from net loss.

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

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------

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

NOTE 3 - PROPERTY AND EQUIPMENT

                                                                                           July 31,         January 31,
                                                                                             2004               2004
                                                                                           Net Book            Net Book
                                                                        Accumulated          Value              Value
                                                         Cost           Amortization      (unaudited)         (audited)
                                                   ---------------------------------------------------------------------
Furniture and fixtures                                      $ 4,819             $3,817          $1,002          $ 2,004
Computer equipment                                            5,211              5,038             173            1,215
                                                   ---------------------------------------------------------------------

                                                           $ 10,030             $8,855          $1,175          $ 3,219
                                                   =====================================================================

NOTE 4 - RELATED PARTY TRANSACTIONS

a) The Company incurred management fees of $11,504 (2003 - $6,000) to an officer during the six months ended July 31, 2004 and 2003, respectively.

b) The Company received advances from a company controlled by a minority stockholder of $749,058 during the three months ended July 31, 2004 and repaid amounts of $545,044 during the three month period ended April 30, 2004. The advances are unsecured, non-interest bearing and payable on demand.

c) The Company advanced $33,531 to a company controlled by a majority stockholder during the three months ended July 31, 2003. The amount was repaid in August 2004.

NOTE 5 - STOCKHOLDERS' EQUITY

Common Shares
a) During the quarter ended July 31, 2004 the Company issued 76,000 common shares at an exercise price of $0.25 resulting from the exercise of stock options for total proceeds of $19,000.
b) During the quarter ended April 30, 2004 the Company issued 2,746,500 common shares at an exercise price of $0.25 resulting from the exercise of stock options for total proceeds of $686,625.
c) During the prior year, the Company issued 3,375,000 (split adjusted) restricted common shares to RS International Consultants GMBH ("RS"), an international business consulting company, pursuant to a $5,000,000 financing agreement. The financing agreement did not close and the Company did not obtain any financing from RS. The Company was returned the restricted common share certificates by RS which were cancelled in May, 2004.

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 5 - STOCKHOLDERS' EQUITY - (continued)

Common Shares (continued)
d) During the quarter ended April 30, 2004, the Company entered into a Stock Redemption and Reissuance Agreement (the "Redemption Agreement"), dated as of February 10, 2004, with Salim S. Rana Investments Corp. (SSRIC), our major stockholder. Pursuant to which SSRIC on February 10, 2004, contributed 3,000,000 (split adjusted) shares of our common stock to our treasury. Under the Redemption Agreement, SSRIC contributed the Shares to the Company's treasury at no cost to the Company. The Company had the ability under the Redemption Agreement, and did, utilize the shares for proper corporate purposes, including option exercises and issuances to consultants. Under the Redemption Agreement, the Company is obligated to return the Shares, at no cost, to SSRIC. On June 3, 2004, the Company reissued the 3,000,000 shares contributed to the Company's treasury by SSRIC.
e) During the quarter ended April 30, 2004, the Company's Board of Directors approved a three for one split of common shares, which become effective March 10, 2004. Stockholders of record were entitled to three shares of common stock for each share held on that date. All per share amounts in the consolidated financial statements have been retroactively adjusted to reflect the stock split.
f) During the prior year July 31, 2003 the Company's Board of Directors approved a one for ten reverse stock split of common shares that was effective July 11, 2003. All share amounts have been retroactively adjusted to reflect the reverse stock split.


NOTE 6 - LOAN PAYABLE

During the three month period ended April 30, 2004, the Company received financing of three million dollars from Sterling Capital, Inc. for the development of specific products and for general working capital. Due diligence fees of $240,000 were incurred by the Company with $80,000 being deducted from the proceeds of the loan and $160,000 paid by the Company in the quarter ended July 31, 2004. The loan bears simple interest of 5% per annum and is repayable 24 months from the date on which each instalment was advanced to the Company. The amount received is in the form of a non-recourse loan collateralized by 30,000,000 (split adjusted) shares of restricted common stock. The Company will issue the restricted shares immediately following an increase in the number of authorized common shares.


NOTE 7 - COMMITMENTS

a) On October 21, 2003 the Company terminated the licensing agreement with NuAge Electric Inc. in which the Company acquired 100% of the licensing rights related to the manufacture and sale of electric vehicles and products using proprietary technology, subject to a 20% royalty.

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

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS (continued)

     The Company is required to pay Lithium House (the "Licensor") technology payments (the "Technology Payments) as specified in the License Agreement. The technology payments consisted of $100,000 for two- and three-wheeled vehicles, and $50,000 for lawn and garden equipment to be paid on or before October 31, 2003. For neighborhood electric vehicles ("NEV's") the Company was required to pay $250,000 no later than December 31, 2003, with a weekly minimum of $15,000. We were also required to pay Licensor product development payments of $400,000, on or before December 31, 2003, with a weekly minimum of $15,000, for two- and three-wheeled vehicles; $200,000 for lawn and garden equipment, on or before December 31, 2003, with a weekly minimum of $15,000; and $1,000,000, payable no later than March 31, 2004, with a weekly minimum of $35,000 for NEV's ("Product Development Payments"). We have signed additional amendments to the License Agreement as of January 5, February 2 and March 20, 2004, covering power systems for watercraft, solar houses and lithium battery power packs, respectively.

     These additional agreements require Technology and Product Development Payments of $2,500,000 ($250,000 for watercraft, due no later than March 31, 2004; $2,000,000 for solar houses, $500,000 of which is payable no later than March 31, 2004, and $1,500,000, due no later than October 31, 2004; and $250,000 for lithium battery power packs, $50,000 of which is payable no later than June 30, 2004 and $200,000 of which is payable no later than September 30, 2004). As of July 31, 2004 the Company had paid $2,153,400 in license fees. Total license fees payable under the License Agreement and amendments are $4,500,000, leaving $2,346,600 in license fees payable subsequent to July 31, 2004.

     On February 3, 2004, the Company and RV agreed to an amendment to the Agreement requiring minimum weekly payments of $35,000 towards all license payments owing to date. As a result the Company is not in default of its payment obligations to RV.

     Remaining obligations under the Agreement are as follows:

     Year Ended January 31,

     2005                                                             910,000
     2006                                                           1,436,600
                                                                -------------

                                                                    2,346,600
                                                                =============

b) The Company's wholly owned subsidiary, Global Electric Corporation, entered into a lease of a manufacturing facility in Van Nuys, California. The lease is for a period of four months commencing July 1, 2004 at $3,500 per month. The Company recorded prepaid expense of $14,000 that included a security deposit of $3,500 as at July 31, 2004.

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------
NOTE 7 - COMMITMENTS (continued)

Litigation

On October 17, 2003, the Company was served with a complaint filed on October 15, 2003, by Michael McDermott, as a stockholder of Planet Electric, Inc. and purportedly on behalf of Planet Electric in the United States District Court for the Central District of California. Lithium House, Inc. was founded by Charles Haba who was also involved in the founding of Planet Electric, Inc., and was associated with that company until early 2002. The complaint lists the Company, Charles Haba, Lithium House, Inc., and other individuals and entities as defendants. The complaint seeks an injunction prohibiting certain defendants from continuing their business relationship and transfer of alleged Planet
Electric trade secrets or processes and also seeks damages for patent infringement against Charles Haba, companies that Mr. Haba has been associated with since his involvement with Planet Electric, and Whistler Investments, Inc. The complaint also alleges breach of fiduciary duty against Mr. Haba; breach of confidential relationship against Mr. Haba; conversion against Mr. Haba and certain other individual defendants; various business torts against Mr. Haba, Lithium House, and other individuals and entities and trade secret misappropriation against all defendants. On June 29, 2004 the parties stipulated to dismiss the case.

Charles Haba, is suing for breach of his employment agreement and breach of a note against his former employer, Planet Electric, Inc. in the Los Angeles County Superior Court. Planet Electric, Inc. has filed a cross-complaint against the same defendants as the above-mentioned shareholder derivative suit, including Whistler Investments, Inc. The proposed cross complaint adds claims for conversion and conspiracy to convert assets of Planet Electric, Inc. against Whistler Investments, Inc. The plaintiffs in this action intend to move for dismissal of the cross complaint.

On July 30, 2004, the Company received a request for voluntary production of documents and information pursuant to a Securities and Exchange Commission informal inquiry. The documents requested include those related to the Company's stock issuances, its major corporate transactions, including the Azra shopping center, the Queens mineral property and the licensing agreements with RV Systems, and to its agreements with consultants and related parties, as well as those relating to potential joint venture partners and customers. The Company is fully cooperating with the Commission in response to its request for information.


NOTE 8 - ADVANCES PAYABLE

An unrelated company advanced $8,205 to the Company to finance operations, which is non-interest bearing, unsecured and payable on demand.


NOTE 9 - PRIOR YEAR RESTATEMENT

The Company's financial statements as of January 31, 2004 and for the year then ended were restated due to the correction of an error relating to the write-off of licensing fees. A total of $431,625 of previously capitalized licensing fees were charged to operations. Refer to the Company's Amended 10-KSB filed for the year ended January 31, 2004.

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

THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2004 and 2003

We incurred a net loss of $1,354,665 for the three months ended July 31, 2004, and of $10,690,517 for the six months ended July 31, 2004, which latter period included licensing fees of $1,710,000, management and consulting fees of $962,329, general and administrative costs of $433,743, professional fees of $121,915, rent and office expense of $13,819 and $2,044 in depreciation expense.

Our net loss for the three-month period ended July 31, 2004 increased from the comparative period in fiscal 2003 (from $1,246,137 in 2003 to $1,354,665 in 2004). This was primarily due to a decrease of approximately $1,125,000 in stock-based compensation, license fee expense in 2004 of $760,000 compared with none in the comparable period in 2003, and increases in administrative costs from $28,638 in 2003 to $266,834 in 2004, and management fees from $33,518 in 2003 to $168,354 in 2004. The license fee payments and the increases in management and administrative costs resulted from a general increase in our business activities under the license agreement with RV Systems, Inc., including accounting and legal matters, technology development, development of a business plan, media exposure and contacts for the technology, and joint venture partner development, both in the United States and in India and China. Also, stock based compensation was used instead of cash consulting fees for business development consulting services.

In the six-month period ended July 31, 2004, Whistler incurred $7,344,000 of stock based compensation for business development consulting services, which services primarily consisted of incorporation of the Company's current electric power pack technology in its business, introductions to and negotiation with potential joint venture partners in India and China, and with potential joint venture partners or customers in the United States, including Powerski (with which negotiations are on hold at present). Whistler believes that it was appropriate to utilize the stock based compensation to conserve cash for expenditures that require cash, such as license fee payments, equipment purchases, management salaries and other overhead, marketing expenses and trade shows and legal and accounting expenses.

In the six-month period ended July 31, 2004, we also incurred interest expense of $60,084 related to a loan payable (see Note 6 to Financial Statements).

PLAN OF OPERATION

         During the period since inception on April 12, 2000 to July 31, 2004, we have incurred operating losses aggregating $16,850,625. At July 31, 2004, we had working capital deficit of $294,625 and a stockholders' deficit of $3,113,450. The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders and other parties, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

         As of July 31, 2004, we had cash on hand of $611,449. Our liabilities at the same date totaled $3,920,074 and consisted primarily of accounts payable and accrued liabilities of $187,404, amounts due to related parties of $724,465 and a loan payable of $3,000,000. We anticipate that our license fee expenses to acquire the licenses from RV Systems, Inc. will be in excess of $2,300,000, if we secure rights to all licensed products, and that up to $1,000,000 of additional working capital will be required over the next 12 months for market introduction of these products through joint venture partners or otherwise. We do not have sufficient cash on hand to meet these anticipated obligations.

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

          The Company is required to pay the Licensor the technology payments (the "Technology Payments") (to be paid to Lithium House) as specified in the License Agreement ($100,000 for two- and three-wheeled vehicles, and $50,000 for lawn and garden equipment) to be paid on or before October 31, 2003. For NEV's we are required to pay $250,000 no later than December 31, 2003, with a weekly minimum of $15,000. We are also required to pay Licensor product development payments of $400,000, on or before December 31, 2003, with a weekly minimum of $15,000, for two- and three-wheeled vehicles; $200,000 for lawn and garden equipment, on or before December 31, 2003, with a weekly minimum of $15,000; and $1,000,000, payable no later than March 31, 2004, with a weekly minimum of $35,000 for NEV's ("Product Development Payments"). We have signed additional amendments to the License Agreement as of January 5, February 2 and March 20, 2004, covering power systems for watercraft, solar houses and lithium battery power packs, respectively. These additional agreements require Technology and Product Development Payments of $2,500,000 ($250,000 for watercraft, due no later than March 31, 2004; $2,000,000 for solar houses, $500,000 of which is payable no later than March 31, 2004, and $1,500,000, due no later than October 31, 2004; and $250,000 for lithium battery power packs, $50,000 of which is payable no later than June 30, 2004 and $200,000 of which is payable no later than September 30, 2004. As of July 31, 2004, we have paid an aggregate of $2,153,400 in license payments to RV Systems, and are continuing weekly license fee payments of approximately $35,000, as per a supplemental letter agreement with RV Systems dated February 3, 2004. Total license fees payable under the License Agreement and amendments are $4,500,000, leaving approximately $2,300,000 in license fees payable subsequent to July 31, 2004. As reimbursement to the Company, Licensor is required to pay to us the proceeds from any sales by Licensor of product inventory manufactured with the financing provided by the Product Development Payments as and when that product inventory is sold by Licensor.

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

Powerski

On December 30, 2003 we announced that we started a joint venture pursuant to an agreement with Powerski International, to create another model of Powerski's flagship product, the Powerski Jetboard(TM), powered with a Lithium-ion electric motor. Our agreement with Powerski has expired, and we intend to proceed with development of this model jetboard when electric motor parts on order are delivered. Once the parts are delivered and the new model jetboard is assembled, we would determine whether to initiate negotiations for a new agreement with Powerski.

U.S. Navy

         On February 5, 2004 we announced the initiation of a classified lithium-ion conversion project with the United States Navy. The project will serve as a trial, and the development and implementation of this project will take place within our facilities in Van Nuys, California. We have funded the initial 3kw prototype for this project, and we delivered in September 2004 the prototype for testing by the Navy.

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

         We have purchased a 2004 Chrysler PT Cruiser -- we are working on the on the prototype for Austin Energy, and hope to deliver the prototype to Austin Energy later in September 2004.

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

         On January 20, 2004, we announced agreement for a $10 million equity line with Boston-based Dutchess Private Equities Fund, LP. We currently intend to file the necessary registration documents with the SEC. Under our agreements with Dutchess, the date by which we are required to file the registration statement for the equity line has been extended to October 15, 2004. There is no assurance that we will be successful in completing the filings for and/or utilizing this possible financing source.

         On February 24, 2004, we announced receipt of $1 million dollars of a $3 million dollar non-recourse loan to be collateralized by stock. On April 14, 2004, we drew down an additional $1,000,000 on this loan, and on April 22, 2004, we drew down the final $1,000,000 of the loan. The lender is Sterling Capital, Inc., and the loan is required to be collateralized by 30,000,000 shares of restricted common stock.

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

        The Company received advances from a company controlled by a minority stockholder of $749,058 during the three months ended July 31,2004. The advances are unsecured, non-interest bearing and payable on demand.

The Company advanced $33,531 to a company controlled by a majority stockholder during the three months ended July 31, 2003. The amount was repaid in August 2004.

        The Company intends to hold a special meeting of shareholders' upon approval of the information statement we have filed with the Securities and Exchange Commission, to increase our authorized common stock, so as to have additional stock available for collateralizing the Sterling Capital loan and for equity financing, if required.

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

         We have raised equity capital through issuances of common stock and debt. During the year ended January 31, 2004, we received proceeds of $705,625 from the exercise of stock options and $50,000 from the issuance of common stock during the six months ended July 31, 2004.

          Our current operating funds are less than necessary to complete the license payments to RV Systems for commercialization of products utilizing Lithium House portable power systems under the License Agreement, and therefore we will need to obtain additional financing in order to complete our business plan. Our business plan will require substantial additional financing in connection with the initial commercialization of the products under the License Agreement. We anticipate that our license fee expense to acquire the licenses from RV Systems, Inc. will be in excess of $2,300,000, if we secure rights to all licensed products, and that up to $1,000,000 of additional working capital will be required over the next 12 months for market introduction of these products through joint venture partners or otherwise. We do not have sufficient cash on hand to meet these anticipated obligations.

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


PART II- OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS.

Securities and Exchange Commission Inquiry

         On July 30, 2004, Whistler received a request for voluntary production of documents and information pursuant to a Securities and Exchange Commission informal inquiry. The documents requested include those related to Whistler's stock issuances, its major corporate transactions, including the Azra shopping center, the Queens mineral property and the licensing agreements with RV Systems, and to its agreements with consultants and related parties, as well as those relating to potential joint venture partners and customers. Whistler is fully cooperating with the Commission in response to its request for information.

Planet Electric, Inc. Stockholder Litigation

         On October 17, 2003, we were served with a complaint filed on October 15, 2003, by Michael McDermott, as a stockholder of Planet Electric, Inc. and purportedly on behalf of Planet Electric in the United States District Court for the Central District of California. Charles (Chaz) Haba was one of the founders of Planet Electric, and was associated with that company from until early 2002. The complaint lists Charles Haba, other individuals, Lithium House, Inc., Nupow'r LLC, Nu Age Electric, Inc., Dynamic Concepts aka NPDI, and Whistler Investments, Inc. as defendants. The complaint sought an injunction prohibiting certain defendants from continuing their business relationship and transfer of alleged Planet Electric trade secrets or processes and also seeks damages for: patent infringement against Charles Haba, companies that Mr. Haba has been associated with since his involvement with Planet Electric, and Whistler; breach of fiduciary duty against Mr. Haba; breach of confidential relationship against Mr. Haba; conversion against Mr. Haba and certain other individual defendants; various business torts against Mr. Haba, Lithium House, NuPow'r and Nu Age; trade secret misappropriation against all defendants.

         On June 29, 2004, the parties stipulated to dismiss this case.

Charles Haba v. Planet Electric, Inc.

         In this action, Charles Haba, is suing for breach of his employment agreement and breach of a note against his former employer, Planet Electric, Inc. in the Los Angeles County Superior Court. Planet Electric, Inc. has filed a cross-complaint against same defendants as the above-mentioned shareholder
derivative  suit, including  Whistler  Investments, Inc.   The  proposed
cross-complaint adds claims for conversion and conspiracy to convert assets of Planet Electric, Inc. against Whistler Investments, Inc. The plaintiffs in this action intend to move for dismissal of the cross complaint.


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

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the three month period ended July 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Whistler Investments, Inc.

                                              /s/Holly Roseberry
                                             --------------------------
                                             Holly Roseberry
                                             President and Director
                                             (Principal Executive Officer)
                                             Dated: September 13, 2004

                                             Whistler Investments, Inc.

                                              /s/Mehboob Charania
                                             -----------------------------
                                             Mehboob Charania
                                             Secretary, Treasurer,  C.F.O.
                                             (Principal Financial Officer)
                                             Dated: September 13, 2004