Form 10QSB/A
period 2003-10-31
WHISTLER INVESTMENTS INC /NV/
filed 2004-10-04
CIK 1141263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-QSB/A2

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

AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY'S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT NO. 2 TO OUR FORM 10-QSB FOR OUR FISCAL QUARTER ENDED OCTOBER 31, 2003 (THE "THIRD QUARTER 2004 FORM 10-QSB"). THIS AMENDMENT NO. 2 AMENDS ONLY THE INFORMATION SET FORTH UNDER THE CAPTION "FINANCIAL STATEMENTS" IN THE THIRD QUARTER 2004 FORM 10-QSB. IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE THIRD QUARTER 2004 FORM 10-QSB AS OF DECEMBER 15, 2003, THE DATE ON WHICH THE REPORT WAS FILED, NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT NO. 2 TO MODIFY OR UPDATE DISCLOSURES EXCEPT AS DESCRIBED ABOVE.

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                October 31, 2003

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                            (Expressed in US Dollars)

                                                                                           October 31,
                                                                                              2003
                                                                                                $
                                                                                           (unaudited)
                                                                                           (Restated -
                                                                                           see Note 9)
------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
     Cash                                                                                       30,577
------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                            30,577

PROPERTY AND EQUIPMENT (Note 3)                                                                  4,241
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                    34,818
======================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
     Accounts payable and accrued liabilities                                                   58,790
     Advances payable (Note 7)                                                                   8,205
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                              387,139
------------------------------------------------------------------------------------------------------

Contingencies and Commitments (Note 1 and 6)

STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK, $0.001 par value per share
     Authorized - 5,000,000 shares
     Issued - Nil                                                                                    -
COMMON STOCK, $0.001 par value per share
     Authorized - 7,000,000 shares
     Issued - 6,475,000 shares (Fiscal 2002 - 4,845,000)                                         6,475
ADDITIONAL PAID IN CAPITAL                                                                   5,576,575
DEFERRED COMPENSATION (Note 2(k))                                                           (2,228,500)
DEFICIT                                                                                     (3,706,871)
-------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                          (352,321)
-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      34,818
=======================================================================================================



















   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                            (Expressed in US Dollars)
                                   (unaudited)

                                                                                                                  Accumulated
                                                                                                                     from
                                                                                                                April 12, 2000
                                                   For the Three Months            For the Nine                     (Date of
                                                           Ended                   Months Ended                     Inception)
                                                        October 31,                October 31,                    to October 31,
                                                           2003                       2003                             2003
                                                             $                         $                                $
                                                        (Restated -       2002      (Restated -        2002        (Restated -
                                                        see Note 9)         $       see Note 9)          $          see Note 9)
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES
     Amortization                                                 466         466          1,398         1,398            5,789
     Licensing fees                                           157,000           -        157,000             -          157,000
     Management and consulting fees (Note 4)                   34,621       6,000         68,139        22,500           82,139
     General and administrative                                24,938       4,061         55,110        14,616           80,243
     Professional fees                                         17,474       2,000         29,339         6,626          103,773
     Rent and office                                            6,505           -         11,252             -           31,398
     Write-off of mineral property                                  -           -              -             -            5,150
     Research and development                                   8,633           -          8,633             -            8,633
     Stock-based compensation (Note 2(k))                   1,308,700           -      2,480,500             -        2,480,500
-------------------------------------------------------------------------------------------------------------------------------
                                                            1,558,337      12,527      2,811,371        45,140        2,954,625

OTHER INCOME                                                    3,384           -          3,384             5            4,778
-------------------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE DISCONTINUED OPERATIONS                    (1,554,953)    (12,527)    (2,807,987)      (45,135)      (2,949,847)

LOSS FROM DISCONTINUED OPERATIONS (Note 8)                          -     (80,456)             -       (67,583)        (757,024)
--------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                    (1,554,953)    (92,983)    (2,807,987)     (112,718)      (3,706,871)
================================================================================================================================

Net Loss Before Discontinued Operations                         (0.30)      (0.00)         (0.56)        (0.01)
Loss from Discontinued Operations                                    -      (0.02)              -        (0.02)
Net Loss Per Share - Basic and Diluted                          (0.30)      (0.02)         (0.56)        (0.03)

Weighted average number of common shares outstanding        5,250,000   4,845,000      5,000,500     3,956,111







   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Expressed in US Dollars)
                                   (unaudited)

                                                                                             For the Nine
                                                                                             Months Ended
                                                                                             October 31,
                                                                                        2003
                                                                                          $
                                                                                     (Restated -          2002
                                                                                     see Note 9)            $
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for period                                                                   (2,807,987)        (112,718)

Adjustments to reconcile net loss to cash
     Depreciation and amortization                                                         1,398           41,648
     Stock-based compensation                                                          2,480,500                -

Changes in operating assets and liabilities
     Increase in bank overdraft                                                                -           72,238
     Increase in accounts payable and accrued liabilities                                 28,323           74,727
     (Increase) in accounts receivable                                                         -          (13,847)
     (Increase) in prepaid expenses                                                            -          (19,180)
     Increase in advances payable                                                          8,205                -
     (Decrease) in amounts due to related parties                                        (58,716)               -
--------------------------------------------------------------------------------------------------------------------
Net Cash (Used In) Provided by Operating Activities                                     (348,277)          42,868
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Proceeds from long-term debt                                                              -          200,000
     Proceeds from exercise of stock options                                             378,750                -
     Repayment of mortgage payable                                                             -         (217,206)
     Debt issue costs                                                                          -          (37,000)
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Financing Activities                                      378,750          (54,206)
--------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                                               30,473          (11,338)

CASH, BEGINNING OF PERIOD                                                                    104           11,338
--------------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                                       30,577                -
====================================================================================================================


NON-CASH FINANCING AND INVESTING ACTIVITIES

Purchase of Property and Equipment                                                             -        4,159,000
Issuance of Common Stock                                                                       -          400,000
Assumption of Mortgage Payable                                                                 -        3,150,000
Promissory Note Payable                                                                        -          600,000

SUPPLEMENTAL DISCLOSURES

Interest paid                                                                                  -          164,461
Income taxes paid                                                                              -                -


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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has neither a history of earnings nor has it paid any dividends and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future. During the period since inception on April 12, 2000 to October 31, 2003, the Company has incurred operating losses aggregating $3,706,871. At October 31, 2003, the Company has a working capital deficiency of $356,562 and a stockholders' deficit of $352,321. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other related parties, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no assurance that the Company will successfully acquire businesses or assets that will produce a profit. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt concerning the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is in the process of changing its name to Global Electric, Inc.


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

c)   Interim Financial Statements
     These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

WHISTLER INVESTMENTS, INC.                                               Page 2
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

i)   Licensing Fees
     Licensing fees related to Product Licensing Agreements are expensed as incurred.

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

WHISTLER INVESTMENTS, INC.                                               Page 3
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
--------------------------------------------------------------------------------

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

                                                                     Three Months Ended          Nine Months Ended
                                                                         October 31,                October 31,
                                                                     2003           2002         2003         2002
                                                                       $             $             $            $
     Net loss -- as reported                                      (1,554,953)    (92,983)      (2,807,987)     (112,718)
     Add: Stock-based compensation expense included in net
        loss -- as reported                                        1,308,700           -        2,480,500              -
     Deduct: Stock-based compensation expense determined under
        fair value method                                         (1,316,465)          -       (2,512,223)             -
     Net loss -- pro forma                                        (1,562,718)    (92,983)      (2,839,710)     (112,718)
     Net loss per share (basic and diluted) -- as reported             (0.30)      (0.02)           (0.56)        (0.03)
     Net loss per share (basic and diluted) -- pro forma               (0.30)      (0.02)           (0.57)        (0.03)

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

WHISTLER INVESTMENTS, INC.                                               Page 4
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

k)   New Accounting Pronouncements (continued)
     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The effect of adopting this standard did not have a material effect on the Company's results of operations or financial position.

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

m)   Research and Development
     The Company expenses research and development costs as incurred.


NOTE 3 - PROPERTY AND EQUIPMENT

                                                                                            October 31,     January 31,
                                                                                                2003            2003
                                                                           Accumulated        Net Book        Net Book
                                                            Cost           Amortization         Value           Value
                                                   ---------------------------------------------------------------------
Furniture and fixtures                                      $ 4,819            $ 2,314         $ 2,505          $ 3,084
Computer equipment                                            5,211              3,475           1,736            2,555
                                                   ---------------------------------------------------------------------

                                                           $ 10,030            $ 5,789         $ 4,241          $ 5,639
                                                   =====================================================================

WHISTLER INVESTMENTS, INC.                                               Page 5
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
--------------------------------------------------------------------------------



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


NOTE 5 - COMMON STOCK

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


NOTE 6 - COMMITMENTS

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

WHISTLER INVESTMENTS, INC.                                               Page 6
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS (continued)

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


NOTE 7 - ADVANCES PAYABLE

An unrelated company advanced funds to the Company to finance operations which are non-interest bearing, unsecured and payable on demand.


NOTE 8 - DISCONTINUED OPERATIONS

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

The purchase price was allocated as follows:

                                                                  $

Land                                                           930,000
Building                                                     3,220,000
----------------------------------------------------------------------

                                                             4,150,000
======================================================================

WHISTLER INVESTMENTS, INC.                                               Page 7
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
--------------------------------------------------------------------------------


NOTE 8 - DISCONTINUED OPERATIONS (continued)

On January 1, 2003 the Company sold all the issued and outstanding shares of WCHI to an unrelated party for the sum of $100. As part of the Share Purchase Agreement, the Company agreed to assume debt in the amount of $377,960 owed to a related party by WCHI. The loss on disposal of WCHI was as follows:

                                                                                       $
Total cash proceeds from sale of WCHI shares                                          100
Forgiveness of amount owing to related party                                       20,836
Loss on operations from acquisition date to disposal date                          92,251
Assumption of debt                                                               (377,960)
Write off Investment in WCHI                                                     (400,000)
------------------------------------------------------------------------------------------
                                                                                 (664,773)
==========================================================================================

The results of discontinued operations are summarized as follows:

                                                                                                Accumulated from
                                                         Quarter Ended       Quarter Ended     April 20, 2000 (Date
                                                         October 31,          October 31,        of Inception) to
                                                            2003                 2002            October 31, 2003
--------------------------------------------------------------------------------------------------------------------
Revenues                                                  $ -                  $        -           $   286,330
====================================================================================================================

Net Operating Loss                                          -                     (80,456)              (92,251)
Loss on disposal                                            -                           -              (664,773)
--------------------------------------------------------------------------------------------------------------------

Loss from discontinued operations                         $ -                  $  (80,456)          $  (757,024)
====================================================================================================================

NOTE 9 - RESTATEMENTS

The Company is restating its financial statements as of October 31, 2003 and for the three and nine month periods then ended due to the write off of previously capitalized licensing fees (refer to Note 6). The amount of anticipated future revenues from technology and product development payments cannot be determined with a reasonable level of certainty by the Company. In addition to the restatements noted below certain other revisions to the financial statement note disclosures were made to improve the overall presentation of the Company's financial statements. The nature of the restatements are as follows:

                                                                                 For the three      For the nine
                                                                                  months ended      months ended
Statement of Operations                                                            October 31,       October 31,
                                                                                       2003              2003
                                                                                        $                 $
Net loss as previously reported                                                  (1,401,878)       (2,654,912)

Corrections affecting net loss:

Write-off of licensing fees                                                        (153,075)         (153,075)
-----------------------------------------------------------------------------------------------------------------

Net loss as restated                                                             (1,554,953)       (2,807,987)
-----------------------------------------------------------------------------------------------------------------

WHISTLER INVESTMENTS, INC.                                               Page 8
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
--------------------------------------------------------------------------------


NOTE 9 - RESTATEMENTS (continued)

                                                                                   For the three     For the nine
                                                                                   months ended      months ended
                                                                                    October 31,      October 31,
                                                                                       2003              2003
Statement of Operations (continued)                                                      $                $

Loss per share as previously reported                                                    (0.27)           (0.53)

Loss per share on restatements                                                           (0.03)           (0.03)
--------------------------------------------------------------------------------------------------------------------

Loss per share as restated                                                               (0.30)           (0.56)
--------------------------------------------------------------------------------------------------------------------

                                                                        October 31,
                                                                           2003                        October 31,
                                                                        Previously                        2003
                                                                         Reported      Adjustment      As Restated
Balance Sheet                                                                $              $               $

Intangible Assets - Licensing fees                                        153,075        (153,075)                 -
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                              187,893        (153,075)            34,818
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                              (199,246)       (153,075)          (352,321)
--------------------------------------------------------------------------------------------------------------------



Statement of Cash Flows

Net Cash Used in Operating Activities                                    (191,277)       (157,000)          (348,277)
--------------------------------------------------------------------------------------------------------------------


Net Cash Used in Investing Activity                                      (157,000)        157,000                  -
--------------------------------------------------------------------------------------------------------------------

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

                                             Dated: October 4, 2004

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

                                             Dated: October 4, 2004

                               Exhibit 31.1

                              CERTIFICATION

I, Holly Roseberry, President and Chief Executive Officer of Whistler Investments, Inc., certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB of Whistler Investments, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures , or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based onsuch evaluation; and

     (d) disclosed in this report any change in the registrant's intternal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.





Date:  October 4, 2004                            /s/ Holly Roseberry
                                                  -----------------
                                                  Holly Roseberry
                                                  President and Director
                                                  (Principal Executive Officer)

                               Exhibit 31.2

                              CERTIFICATION

I, Mehboob Charania, Treasurer and Chief Financial Officer of Whistler Investments, Inc., certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such internal control over financial reporting to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) disclosed in this report any change in the registrant's intternal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) thathas materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: October 4, 2004                            /s/   Mehboob Charania
                                                 --------------------
                                                 Mehboob Charania
                                                 Treasurer & C.F.O.
                                                 (Principal Financial Officer)

                      Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the amended Quarterly Report of Whistler Investments, Inc. (the "Company") on Form 10-QSB for the quarter ended October 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Holly Roseberry, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge: (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                /s/ Holly Roseberry
                                                ---------------------
                                                Holly Roseberry
                                                Chief Executive Officer

  October 4, 2004


                      Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the amended Quarterly Report of Whistler Investments, Inc. (the "Company") on Form 10-QSB for the quarter ended October 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mehboob Charania, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge: (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                /s/ Mehboob Charania
                                                ---------------------
                                                Mehboob Charania
                                                Chief Financial Officer

October 4, 2004