Form 10KSB/A
period 2004-01-31
WHISTLER INVESTMENTS INC /NV/
filed 2004-10-04
CIK 1141263

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

         In order to begin to take the necessary steps to begin to implement our new business strategy, on June 27, 2003, we entered into a licensing agreement with NuAge Electric, Inc. ("NuAge"), whereby we agreed to acquire a license, subject to a 20% royalty interest retained by NuAge, to all of NuAge's rights relating to the manufacture and sale of two and three wheel electric vehicles using an electric power drive system technology licensed by NuAge from Nu Pow'r, LLC.

         On October 21, 2003, the original licensing agreement between Whistler and NuAge was terminated. This license agreement with Nu Age Electric Inc. was terminated due to Whistler's concern as to Nu Age's underlying rights to the technologies puportedly being licensed to Whistler. On the same date, we entered into a new licensing and distribution agreement with RV Systems, Inc. ("RV Systems")to acquire the worldwide rights (with the exception of India for the two-and three-wheeled vehicle technology) to sell, distribute and/or manufacture specified products utilizing the portable power systems developed by RV System's affiliate, Lithium House, Inc. ("Lithium House"). RV Systems is the licensee of Lithium House for all product development and applications of portable power systems utilizing Lithium House's proprietary lithium battery technology.

         Our agreement with RV Systems includes licensed technologies in three separate product groups: (i) two- and three-wheeled vehicles to be manufactured and sold in all countries except India; (ii) lawn and garden equipment to be manufactured and sold in all countries; and (iii) Neighborhood Electric Vehicles (NEV's) to be manufactured and sold in all countries. We have also entered into an agreement to retain the services of Mr. Chaz Haba, the founder of Lithium House, to provide technical advice to Whistler's Board of Directors. Mr. Haba is the President of RV Systems, Inc. and the CEO of Lithium House. Mr. Haba has a strong technology background, as one of the engineers involved in the tooling of the microprocessor at the beginning of Intel, and one of the early investors in Apple Computers in the 1970's.

         As of January 31, 2004, Whistler had cash on hand of $169,428. As of January 31, 2004, Whistler's liabilities totaled $695,205 and primarily consisted of a notes payable in the amount of $553,983 due to Salim S. Rana Investments Corp., a major stockholder of the Company, in connection with the acquisition of Azra Center and advances by the same stockholder to Whistler. During the period since its inception on April 12, 2000 to January 31, 2004, Whistler had incurred operating losses totaling $5,728,483. On January 31, 2004, Whistler had a working capital deficiency of $525,777 and a stockholders' deficit of $90,933.


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

         Lithium House was founded in 2002 by Charles Haba and designs and builds lithium ion and lithium polymer battery packs and systems. Mr. Haba is the CEO of Lithium House and President of RV Systems, Inc. Prior to the founding of Lithium House, Mr. Haba was involved in the founding of Planet Electric, Inc. (see description under "Item 3. Legal Proceedings" of litigation filed by a stockholder of Planet Electric, Inc.). Lithium House is dedicated to applying its proprietary methods of lithium battery technology to improve performance and reliability for everyday power needs. With its substantial experience building lithium battery systems, Lithium House can provide the exact battery and charger configurations for virtually any application.

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

         We would not be in the business of building battery cells. Lithium House stocks thousands of batteries and has relationships with manufacturers in Korea and China that are capable of large scale production of battery packs. Lithium House's battery packs can be produced in a wide variety of sizes, capacities and voltages as required by the particular product application.


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

         We are developing an electric car and have under development the "R car". We are developing the R Car to carry four passengers, to reach speeds of up to 90 miles per hour and to have a range of approximately 200 miles. The R Car would be subject to Federal approvals in effect for passenger cars, including safety standards.

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


ATV's

         We have completed conversion of ATV's that are now being tested. Conversion of ATV's currently involves conversion of five small two-passenger ATV's we purchased at Geely and a four-wheel drive, two-passenger ATV with a truck bed. We have converted one of the Geely ATV's and the four-wheel drive, two-passenger ATV, and plan to send them back to Geely in China for pre-production and production manufacturing. We have also developed what we view as a next generation ATV with four-wheel independent suspension produced by a major ATV manufacturer. This is planned to be the first "stealth" (or totally quiet) ATV. This ATV was displayed at the Globe 2004 exposition in Vancouver, B.C., Canada.


Current Joint Venture Negotiations in Progress
----------------------------------------------

China

Upon invitation from Geely Corporation, we and Mr. Chaz Haba have traveled to China and met with the Motorcycle Division and the International Trade Division of Geely Corporation. We are currently in the process of incorporating in China to position ourselves for pursuit of joint ventures. We have signed an agreement with Geely for conversion of two-wheeled vehicles, which is planned to be superseded by a proposed joint agreement. We will receive two-wheeled "Zebra" motor bikes from Geely for conversion to lithium battery electric power systems. After conversion, we plan to use the bikes for beta testing in the United States and China for rentals and other niche markets. We have leased space near the Lithium House office in Van Nuys, California, for this purpose.

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


Solium Power Corp.

         Our Lithium Solar House ("LSH") project will be under the direction of Chaz Haba and is to provide a test bed for an alternative source of power to the home -- not connected to the power grid. The power source will be Solar Panels for charging of the Lithium Ion Batteries, which are used for storage of the power. The system will supply DC power for the home and all appliances (using from 12 volts to 48 volts), lighting, heat, air, etc., and will involve a site in Van Nuys, California. We have now received the plans approved by the City of Van Nuys and are currently renovating this Solar House. The costs involved in renovating the Solar House are $135,000. The Solar House is immediately adjacent to Lithium House's facility in Van Nuys, California.


Other Initiatives

         We believe that the keys to our success in the future will be to aggressively pursue the most opportunistic markets and to concentrate our resources on the market(s) that have the most return for the time and effort expended. We have also initiated with the Mayor of Mexico City a project aimed at converting pre-existing vehicles in Latin America to electric propulsion units. Negotiations for the conversion of several vehicles are now underway. It is anticipated that the first conversions will be taxi cabs located in Mexico City. Mexico City has the world's worst air pollution, according to the United Nations, due primarily to vehicle emissions. The zero-emission vehicle projects are aimed at reducing harmful contaminants in the city's air, while providing usable cost-efficient alternate energy sources in public transit vehicles.

Manufacturing
-------------

         We intend to manufacture the lithium power paks in China and Korea, and to market them by way of infomercials, as well as by utilizing distributors in Canada and the United States. We have no agreements in place with distributors.

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

License Payments

The Company is required to pay the Licensor the technology payments (the "Technology Payments") (to be paid to Lithium House) as specified in the License Agreement ($100,000 for two- and three-wheeled vehicles, and $50,000 for lawn and garden equipment) to be paid on or before October 31, 2003. For NEV's we are required to pay $250,000 no later than December 31, 2003, with a weekly minimum of $15,000. We are also required to pay Licensor product development payments of $400,000, on or before December 31, 2003, with a weekly minimum of $15,000, for two- and three-wheeled vehicles; $200,000 for lawn and garden equipment, on or before December 31, 2003, with a weekly minimum of $15,000; and $1,000,000, payable no later than March 31, 2004, with a weekly minimum of $35,000 for NEV's ("Product Development Payments"). We have signed additional amendments to the License Agreement as of January 5, February 2 and March 20, 2004, covering power systems for watercraft, solar houses and lithium battery power packs, respectively. These additional agreements require Technology and Product Development Payments of $2,500,000 ($250,000 for watercraft, due no later than March 31, 2004; $2,000,000 for solar houses, $500,000 of which is payable no later than March 31, 2004, and $1,500,000, due no later than October 31, 2004; and $250,000 for lithium battery power packs, $50,000 of which is payable no later than June 30, 2004 and $200,000 of which is payable no later than September 30, 2004. As of January 31, 2004, $1,385,000 in license fee payments were due under the License Agreement, and we had paid $443,400 in license fees as of that date. Total license fees payable under the License Agreement and amendments are $4,500,000, leaving approximately $4,000,000 in license fees payable subsequent to January 31, 2004.

Pursuant to a letter agreement dated February 3, 2004, Whistler is required to pay to RV Systems, Inc. a minimum of $35,000 per week, notwithstanding any payments required under licensing agreements, and Whistler and RV Systems are currently operating under the payment structure provided in the letter agreement.

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

Risk Factors
------------

         You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

WE ARE A DEVELOPMENT STAGE BUSINESS

         We have had no revenues from joint ventures or sales of our products, nor have we signed any definitive joint venture agreements to commercialize any of our products. As of April 23, 2004, we had cash on hand of $1,201,459. As of

January 31, 2004, Whistler's liabilities totaled $695,205 and primarily consisted of a notes payable in the amount of $553,983 due to a stockholder in connection with the acquisition of Azra Center and advances to the Company made by that stockholder. During the period since its inception on April 12, 2000 to January 31, 2004, Whistler had incurred operating losses totaling $5,728,483. On January 31, 2004, Whistler had a working capital deficiency of $525,777 and a stockholders' deficit of $90,933. We expect that we will continue to incur operating losses in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.


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

         We do not currently have any arrangements for financing and we may not be able to find such financing if required. The agreements we have with Dutchess Private Equities Fund, L.P. ("Dutchess")for an equity line common stock financing commitment would be subject to the filing of a registration statement with the Securities and Exchange Commission and effectiveness of such registration statement, as well as the existence at that time of a market for our common stock that would support resales of common stock by Dutchess when we would exercise our rights to "put" our common stock to Dutchess under these agreements. Obtaining additional financing other than this equity line would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing, including this equity line, unavailable to us.

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

         Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future


OUR MANAGEMENT HAS LIMITED EXPERIENCE IN PRODUCTS UTILIZING ELECTRIC BATTERY POWER AND WITH NEGOTIATING COMMERCIAL ARRANGEMENTS FOR SUCH PRODUCTS

         Our management has only limited experience in negotiating sublicenses or joint ventures for and commercializing the types of products covered by the License Agreement. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan to negotiate profitable sublicenses or joint ventures for our lithium ion battery powered products. Because of the intense competition in for our licensed products under the License Agreement, there is substantial risk that we will not successfully commercialize these products.

WE ARE CURRENTLY IN LITIGATION WITH A FORMER EMPLOYER OF CHAZ HABA

        We are currently in litigation, with Michael McDermott, as a stockholder of Planet Electric, Inc. and purportedly on behalf of Planet Electric in the Los Angeles Superior Court. Charles Haba, a consultant to the Company, was one of the founders of Planet Electric and is the plaintiff in this case along with Lithium House and other entities. If the relief requested by the plaintiffs in the cross complaint of the defendants in this suit were granted, we could be liable for damages as requested by defendants for conversion of Planet Electric assets and conspiracy to convert such assets. See "ITEM 3--Pending Legal Proceedings" for a description of this case.


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


ITEM 2.     DESCRIPTION OF PROPERTY.

Our mailing address is 5001 East Bonanza Road, Suite 144-145, Las Vegas, Nevada, 89110, for which we pay $10 per month, on a month to month basis. We also have an office at 7126 Sophia Ave, Van Nuys CA, for which we pay as rent the monthly mortgage payment of $2009.58 to the owner of the property, Sophiahouse Inc. and an office at 595 Hornby St. Suite 603, Vancouver, BC. Canada, for which we also pay monthly rent of $2,000, where we do not have a lease. We have leased approximately 5,000 square feet of space near the Lithium House offices for the planned retrofitting of 100 motor bikes to be shipped by Geely to us in early July, 2004. The lease is for four months commencing July 1, 2004, at a monthly rental of $3,500. We have paid the rent for this facility in advance.

ITEM 3.     LEGAL PROCEEDINGS.

         Other than as described below, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated. At this time we have no bankruptcy, receivership or similar proceedings pending.

Planet Electric, Inc. Stockholder Litigation

         On October 17, 2003, we were served with a complaint filed on October 15, 2003, by Michael McDermott, as a stockholder of Planet Electric, Inc. and purportedly on behalf of Planet Electric in the United States District Court for the Central District of California. Charles (Chaz) Haba was one of the founders of Planet Electric, and was associated with that company from until early 2002. The complaint listed Charles Haba, other individuals, Lithium House, Inc., Nupow'r LLC, Nu Age Electric, Inc., Dynamic Concepts aka NPDI, and Whistler Investments, Inc. as defendants. The complaint sought an injunction prohibiting certain defendants from continuing their business relationship and transfer of alleged Planet Electric trade secrets or processes and also sought damages for: patent infringement against Charles Haba, companies that Mr. Haba has been associated with since his involvement with Planet Electric, and Whistler; breach of fiduciary duty against Mr. Haba; breach of confidential relationship against Mr. Haba; conversion against Mr. Haba and certain other individual defendants; various business torts against Mr. Haba, Lithium House, NuPow'r and Nu Age; trade secret misappropriation against all defendants.

         On June 29, 2004, the parties stipulated to dismiss this case.

Charles Haba v. Planet Electric, Inc.

         In this action, Charles Haba, is suing for breach of his employment agreement and breach of a note against his former employer, Planet Electric, Inc. in the Los Angeles County Superior Court. Planet Electric, Inc. has filed a cross-complaint against same defendants as the above-mentioned shareholder derivative suit, including Whistler Investments, Inc. The proposed cross-complaint adds claims for conversion and conspiracy to convert assets of Planet Electric, Inc. against Whistler Investments, Inc. The plaintiffs in this action intend to move for dismissal of the cross complaint."

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

Period                                        High               Low
------                                        ----               ---

March 4, 2002 to April 30, 2002              no trades
May 1, 2002 to July 31, 2002                 $1.07             $0.20
August 1, 2002 to October 31, 2002           $1.01             $0.08
November 1, 2002 to January 31, 2003         $0.14             $0.08
February 1, 2003 to April 30, 2003           $0.30             $0.08
May 1, 2003 to July 10, 2003                 $0.29             $0.08
July 11, 2003 to July 31, 2003*              $4.00             $1.29
August 1, 2003 to October 31, 2003           $7.00             $3.65
November 1, 2003 to January 31, 2004         $8.50             $3.65
February 1, 2004 to March 9, 2004            $12.35            $7.90
March 10, 2004 to April 30, 2004**           $7.39             $3.45


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

Recent Sales of Unregistered Securities

-------------------- -------------------------------- --------------------- ------------------- ------------------------------
Date                 Title and Amount                 Purchasers                Principal              Total Offering
----                 ----------------                 ----------                ----------             --------------
                                                                               Underwriter       Price/Underwriting Discounts
                                                                               ----------        ----------------------------
-------------------- -------------------------------- --------------------- ------------------- ------------------------------
April 15, 2002       40,000,000 shares of Common      Salim S. Rana                 NA               $.01 per share/NA
                     Stock issued to the vendor of    Investments Corp.
                     the  Azra Shopping Center.*
-------------------- -------------------------------- --------------------- ------------------- ------------------------------

8/12/03              1,125,000 shares of Common       International                 NA                       NA
                     Stock issued in escrow in        Business
                     connection with proposed         Consultants GMBH
                     financing transaction*
-------------------- -------------------------------- --------------------- ------------------- ------------------------------

12/09/03             1,250 shares of Common Stock**    Consultant (Christopher      NA               $1.12 per share/NA
                                                       Gilcher)
-------------------- -------------------------------- --------------------- ------------------- ------------------------------

12/09/03             1,250 shares of Common Stock**    Consultant (Seth             NA               $1.12 per share/NA
                                                       Farber)
-------------------- -------------------------------- --------------------- ------------------- ------------------------------

1/14/03              2,500 shares of Common Stock*** Consultant (Pilot Capital)     NA               $2.17 per share
-------------------- -------------------------------- --------------------- ------------------- ------------------------------


*These shares were issued pursuant to Section 4(2) of the Securities Act to a limited number of indivicuals and are restricted shares as defined in the Securities Act. With regard to the shares issued to Salim S. Rana Investments Corp. ("SSRIC"), the vendor of the Azra Shopping Center, SSRIC is owned by one individual, Salim R. Rana, an accredited investor, and that therefore the transaction was exempt from registration under the Securities Act of 1933, as amended, under section 4(2) thereof, as a transaction not involving any public offering.

**The shares issued on December 12, 2003 and January 14, 2004 were issued to individual consultants for consulting services related to research on the Company's potential business in the lithium power area and potential alliance partners. The exchange value of their services for the shares issued for such services was determined by reference to the market price of Whistler's common stock. The transactions are viewed as exempt from registration under the Securities Act of 1933, as amended, under section 4(2) thereof, as a transaction not involving any public offering.

***The exchange value of the shares issued to Pilot Capital for business development consulting services was determined by negotiations between Pilot Capital and Whistler. This transaction is viewed as exempt from registration under the Securities Act of 1933, as amended, under section 4(2) thereof, as a transaction not involving any public offering.




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
------------------------------- ---------------------------- ---------------------------- ----------------------------

2003 Restricted Stock Plan

On July 17, 2003, the Board of Directors of the Company adopted the 2003 Restricted Stock Plan (the "Plan"), pursuant to which 6,000,000 shares of common stock (adjusted for the three-for-one forward split effective March 10, 2003) were reserved for issuance to eligible participants under the Plan. Such eligible participants include any person who is an employee of or consultant or advisor to Whistler and who provides bona fide services for Whistler, where the services are not in connection with the offer or sale of securities in a capital raising transaction and where the services do not directly or indirectly promote or maintain a market for Whistler's common stock. In no case may an award be made under the Plan where the common stock granted in the award is not eligible for registration pursuant to Form S-8 (or any successor form promulgated for the same general purposes by the Securities and Exchange Commission) under the Securities Act of 1933, as amended.

The Plan is administered by the Board of Directors of Enterprises. Subject to the express limitations of the Plan, the Board has authority in its discretion to determine the eligible persons to whom, and the time or times at which, restricted stock awards may be granted, the number of shares subject to each award, the time or times at which an award will become vested, the performance criteria, business or performance goals or other conditions of an award, and all other terms of the award. The Board also has discretionary authority to interpret the Plan, to make all factual determinations under the Plan, and to make all other determinations necessary or advisable for Plan administration. The Board may prescribe, amend, and rescind rules and regulations relating to the Plan. All interpretations, determinations, and actions by the Board are final, conclusive, and binding upon all parties.


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

Results Of Operations for the Year Ended January 31, 2004

We incurred a net loss of $5,261,224 for the year ended January 31, 2004 including $4,394,000 in stock based compensation relating to our grant of stock options to an employee and consultants during the year, license fee expense of $443,400, management fees of $178,996, general and administrative costs of $97,515, professional fees of $87,635, $16,304 in rent and office costs, and $2,420 in depreciation expense relating to computer equipment, furniture and fixtures, and interest expense of $24,070. The stock based compensation of $4,394,000 is based on granting of 3,285,000 options (3:1 forward split adjusted) with an exercise price of $0.25 (3:1 forward split adjusted) when the fair market value was an average of $1.33 (3:1 forward split adjusted). See Footnote 5(b)to the Financial Statements) for a discussion of interest expense relating to the Azra shopping center debt paid to Salim S. Rana Investments Corp.


Our net loss for the twelve-month period ended January 31, 2004 increased substantially from the comparative period in fiscal 2003 (from $825,493 in 2003 to $5,261,224 in 2004). This was primarily due to the previously mentioned stock based compensation in 2004 recorded at $4,394,000 and 2004 license fee expense of $443,400, compared with none in either category in 2003, and increases in administrative costs from $23,082 in 2003 to $97,515 in 2004, and management and consulting fees from $11,500 in 2003 to $178,996 in 2004, resulting from a general increase in our business activities. We also incurred interest expense of $24,070 related to amounts owing on overdue notes payable to related parties.

PLAN OF OPERATION

During the period since inception on April 12, 2000 to January 31, 2004, we have incurred operating losses aggregating $6,160,108. At January 31, 2004, we had a working capital deficiency of $525,957 and a stockholders' deficit of $522,558. The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of January 31, 2004, we had cash on hand of $169,428. Our liabilities at the same date totaled $695,205. We anticipate that our license fee expense to acquire the licenses from RV Systems, Inc. will be in excess of $4,000,000, if we secure rights to all licensed products. We do not have sufficient cash on hand to meet these anticipated obligations.


Distribution and Licensing Agreement With RV Systems, Inc.

         On October 21, 2003, we entered into the new License Agreement with RV Systems for the worldwide arena (with the exception of India for the two- and three-wheeled vehicle technology) to sell, distribute and/or manufacture (or arrange for the sale, distribution or manufacture of) specified products utilizing the portable power systems (the "Licensed Technologies"), developed by Lithium House. Lithium House is an affiliate of RV Systems, and has licensed all product development to RV Systems for products and applications of portable power systems utilizing Lithium House's proprietary lithium battery technology. The License Agreement with RV Systems covers Licensed Technologies in three separate product groups: two- and three-wheeled vehicles to be manufactured and sold in all countries of the world except India; lawn and garden equipment to be manufactured and sold in all countries of the world;and NEV's to be manufactured and sold in all countries of the world.

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

The Company is required to pay the Licensor the technology payments (the "Technology Payments") (to be paid to Lithium House) as specified in the License Agreement ($100,000 for two- and three-wheeled vehicles, and $50,000 for lawn and garden equipment) to be paid on or before October 31, 2003. For NEV's we are required to pay $250,000 no later than December 31, 2003, with a weekly minimum of $15,000. We are also required to pay Licensor product development payments of $400,000, on or before December 31, 2003, with a weekly minimum of $15,000, for two- and three-wheeled vehicles; $200,000 for lawn and garden equipment, on or before December 31, 2003, with a weekly minimum of $15,000; and $1,000,000, payable no later than March 31, 2004, with a weekly minimum of $35,000 for NEV's ("Product Development Payments"). We have signed additional amendments to the License Agreement as of January 5, February 2 and March 20, 2004, covering power systems for watercraft, solar houses and lithium battery power packs, respectively. These additional agreements require Technology and Product

Development Payments of $2,500,000 ($250,000 for watercraft, due no later than March 31, 2004; $2,000,000 for solar houses, $500,000 of which is payable no later than March 31, 2004, and $1,500,000, due no later than October 31, 2004; and $250,000 for lithium battery power packs, $50,000 of which is payable no later than June 30, 2004 and $200,000 of which is payable no later than September 30, 2004. As of January 31, 2004, $1,385,000 in license fee payments were due under the License Agreement, and we had paid $443,400 in license fees as of that date. Total license fees payable under the License Agreement and amendments are $4,500,000, leaving approximately $4,000,000 in license fees payable subsequent to January 31, 2004.

Pursuant to a letter agreement dated February 3, 2004, Whistler is required to pay to RV Systems, Inc. a minimum of $35,000 per week, notwithstanding any payments required under licensing agreements, and Whistler and RV Systems are currently operating under the payment structure provided in the letter agreement; accordingly, there have been no consequences of our failure to have paid certain license fee amounts on time by January 31, 2004, or thereafter."


Commercial Initiatives

     We have commercial initiatives in China with Geely Corporation. The proposed joint venture agreement with Geely has been drafted. The party to the agreement for Whistler would be a Chinese company owned by a Whistler Hong Kong subsidiary. The Chinese company is expected to be formed and the joint venture agreement signed by the end of 2004. We are in discussions with Loveson of
Bombay, India, for the manufacture of bicycles to be converted into electric bikes. We are also working with the U.S. Navy, Cinema Vehicles for the development of an electric vehicle designated as the "R-Car". We have received a letter from the City of Austin, relating to the conversion of vehicles for the City of Austin, TX, and are constructing a lithium power solar house in Van Nuys, California. On February 27, 2004, we received a letter from the City of Austin in respect subsequent to a senior level meeting between Mark Kapner,
Senior  Strategic  Planner  for  the  City  of  Austin,   Mr.  Chaz  Haba   and
representatives of Whistler, at their development facility at Lithium House in Van Nuys, California. We have purchased a 2004 Chrysler PT Cruiser -- we are commencing work on the prototype for Austin Energy, and hope to have it ready for testing in the second quarter of this year.

For a discussion of our commercial initiatives, please refer to "Current Joint Venture Negotiations in Progress" above under "Item 1. Description of Business".


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

         On January 20, 2004, we announced agreement for a $10 million equity line with Boston-based Dutchess Private Equities Fund, LP. ("Dutchess") The agreements we have with Dutchess for an equity line common stock financing commitment would be subject to the filing of a registration statement with the SEC and effectiveness of such registration statement, as well as the existence at that time of a market for our common stock that would support resales of common stock by Dutchess when we would exercise our rights to "put" our common stock to Dutchess under these agreements. We currently intend to file the necessary registration documents with the SEC.

         On February 24, 2004, we announced receipt of $1 million dollars of a $3 million dollar non-recourse loan to be collateralized by stock. On April 14, 2004, we drew down an additional $1,000,000 on this loan, and on April 22, 2004, we drew down the final $1,000,000 of the loan. The lender is Sterling Capital, Inc., and the loan is required to be collateralized by 30,000,000 shares of restricted common stock (adjusted for the March 10, 2004 three-for-one forward split).

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

         Our current operating funds are less than necessary to complete the license payments to RV Systems for commercialization of products utilizing Lithium House portable power systems under the License Agreement, and therefore we will need to obtain additional financing in order to complete our business plan. Our business plan will require substantial additional financing in connection with the initial commercialization of the products under the License Agreement. We anticipate that our license fee expense to acquire the licenses from RV Systems, Inc. will be in excess of $4,000,000, if we secure rights to all licensed products, and that up to $1,000,000 of additional working capital will be required over the next 12 months for market introduction of these products through joint venture partners or otherwise. We do not have sufficient cash on hand to meet these anticipated obligations.


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

ITEM 7. FINANCIAL STATEMENTS.




                                                                                                 Page:
Report of Independent Auditors                                                                    F-1
Balance Sheets as of January 31, 2004 and January 31, 2003                                        F-2
Statements of operations for the years ended January 31, 2004 and January 31, 2003                F-3
Statements of cash flows for the years ended January 31,2004 and January  31, 2003                F-4
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

As discussed in Note 10 to the financial statements, the Company has restated the financial statements for the year ended January 31, 2004 to reflect the write off of previously capitalized license fees.


/s/ Mason Russell West, LLC
Littleton, Colorado
April 15, 2004, except as to Note 10, which date is September 14, 2004
----------------------------------------------------------------------


LANCASTER & DAVID                                         Incorporated  Partners
---------------------                                     David E. Lancaster, CA
CHARTERED ACCOUNTANTS LETTERHEAD                          Michael  J.  David, CA

                           INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders of Whistler Investments, Inc.

We have audited the accompanying balance sheets of Whistler Investments, Inc. as at January 31, 2003, and the related statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards used in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whistler Investments Inc., as at January 31, 2003, and the related statements of operations, cash flows and stockholders' equity for the year then ended, in conformity with generally accepted accounting principles used in the United States.

As described in note 11 to the financial statements, the Company has restated its financial statements for the fiscal year ended January 31, 2003 with respect to donated rent and the write-off of mineral properties.

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


                                                    "Lancaster & David"  signed
                                                     Chartered Accountants
Vancouver, Canada
April 29, 2003, except as to Note 11 which is as of June 4, 2004

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                January 31, 2004

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                            (Expressed in US Dollars)

                                                                                             January 31,        January 31,
                                                                                                    2004               2003
                                                                                             (Restated -        (Restated -
                                                                                            see Note 10)       see Note 11)
----------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
     Cash                                                                               $      169,428      $          104
----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                           169,428                 104

PROPERTY AND EQUIPMENT (Note 3)                                                                  3,219               5,639
----------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $      172,647      $        5,743
============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
     Accounts payable and accrued liabilities                                           $      133,017      $       30,467
     Due to related parties (Note 4)                                                           553,983             378,860
     Advances payable (Note 7)                                                                   8,205                   -
----------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                      695,205             409,327
----------------------------------------------------------------------------------------------------------------------------

Contingencies and Commitments (Notes 1 and 6)

STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK, $0.001 par value per share
     Authorized - 5,000,000 shares
     Issued - Nil                                                                                    -                   -
COMMON STOCK, $0.001 par value per share
     Authorized - 21,000,000 shares
     Issued - 20,416,677 shares (Fiscal 2003 - 14,535,000)                                      20,417              14,535
ADDITIONAL PAID IN CAPITAL                                                                   5,933,133             480,765
SUBSCRIPTION RECEIVABLE (Note 5(a))                                                            (50,000)                  -
DEFERRED COMPENSATION (Note 5(b))                                                             (266,000)                  -
DEFICIT                                                                                     (6,160,108)           (898,884)
----------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                                   (522,558)           (403,584)
----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $      172,647      $        5,743
============================================================================================================================


   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                            (Expressed in US Dollars)

                                                                        Year Ended        Year Ended       Accumulated from
                                                                                                             April 12, 2000
                                                                                                        (Date of Inception)
                                                                       January 31,       January 31,         to January 31,
                                                                              2004              2003                   2004
                                                                   (Restated - see       (Restated -        (Restated - see
                                                                          Note 10)      see Note 11)               Note 10)
---------------------------------------------------------------------------------------------------------------------------

EXPENSES
     Depreciation and amortization                               $           2,420  $          1,864  $               6,811
     Licensing fees                                                        443,400                 -                443,400
     Management and consulting fees (Note 4(a))                            178,996            11,500                192,996
     General and administrative                                             97,515            23,082                122,648
     Professional fees                                                      87,635            20,358                162,069
     Rent and office                                                        16,304             6,620                 36,450
     Write-off of mineral property                                               -             5,150                  5,150
     Research and development                                               20,268                 -                 20,268
     Stock-based compensation (Note 2(i))                                4,394,000                 -              4,394,000
----------------------------------------------------------------------------------------------------------------------------

                                                                         5,240,538            68,574              5,383,792

INTEREST EXPENSE                                                            24,070                 -                 24,070

OTHER (INCOME)                                                             (3,384)             (105)                (4,778)
----------------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE DISCONTINUED OPERATIONS                                (5,261,224)          (68,469)            (5,403,084)

LOSS FROM DISCONTINUED OPERATIONS (Note 8)                                       -         (757,024)              (757,024)
----------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                          $     (5,261,224)  $      (825,493)  $         (6,160,108)
============================================================================================================================

Net Loss Before Discontinued Operations                          $          (0.32)  $         (0.01)
Loss from Discontinued Operations                                $               -  $         (0.06)
Net Loss Per Share - Basic and Diluted                           $          (0.32)  $         (0.07)

Weighted average number of common shares outstanding                    16,689,000        12,036,000


   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Expressed in US Dollars)

                                                                                                            Accumulated from
                                                                                                        April 12, 2000 (Date
                                                                          Year Ended      Year Ended        of Inception) to
                                                                         January 31,     January 31,             January 31,
                                                                                2004            2003                    2004
                                                                         (Restated -     (Restated -    (Restated - see Note
                                                                        see Note 10)    see Note 11)                     10)
-----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                                               $   (5,261,224) $    (825,493)           $ (6,160,108)

Adjustments to reconcile net loss to cash
     Depreciation and amortization                                             2,420          1,864                    6,811
     Donated rent                                                                  -          6,000                    6,000
     Write-off of mineral property                                                 -          5,150                    5,150
     Stock-based compensation                                              4,394,000              -                4,394,000
     Loss from discontinued operations                                             -        757,024                  757,024
     Expenses settled with the issuance of common stock                        8,750              -                    8,750

Changes in operating assets and liabilities
     Increase in accounts payable and accrued liabilities                    102,551         22,385                  133,018
     Increase in advances payable                                              8,205              -                    8,205
     Increase in amounts due to related parties                              175,122         21,836                  196,958
-----------------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                                       (570,176)       (11,234)               (644,192)
-----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Purchase of mineral properties                                                -              -                  (5,150)
     Purchase of property and equipment                                            -              -                 (10,030)
-----------------------------------------------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                                              -              -                 (15,180)
-----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                 589,500              -                  589,500
     Proceeds from issuance of common stock                                  150,000              -                  239,300
-----------------------------------------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                                    739,500              -                  828,800
-----------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                  169,324        (11,234)                 169,428

CASH, BEGINNING OF PERIOD                                                        104         11,338                        -
-----------------------------------------------------------------------------------------------------------------------------

CASH, END OF YEAR                                                     $      169,428  $         104              $   169,428
=============================================================================================================================


NON-CASH FINANCING AND INVESTING ACTIVITIES

Issuance of common stock for financing agreement                           3,375,000             -                 3,375,000
Issuance of common stock                                                           -       400,000                   400,000
Assumption of mortgage payable                                                     -       377,960                   377,960
Promissory note payable                                                            -        20,396                    20,936
Expenses settled with issuance of common stock                                 8,750             -                     8,750

SUPPLEMENTAL DISCLOSURES

Interest paid                                                                      -             -                         -
Income taxes paid                                                                  -            --                         -

   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                            (Expressed in US Dollars)

                                                           Additional
                                         Common Stock        Paid In  Subscription    Deferred    Accumulated
                                        Shares     Amount    Capital   Receivable   Compensation    Deficit        Total
----------------------------------------------------------------------------------------------------------------------------
BALANCE, April 12, 2000 (Date of                                                                              $
Inception)                                     -     $   -     $    -        $   -             -$            -            -

Issuance of stock for cash             2,535,000     2,535     86,765            -             -             -       89,300

Net loss for the period                        -         -          -            -             -        (7,773)      (7,773)
----------------------------------------------------------------------------------------------------------------------------

BALANCE, as at January 31, 2001        2,535,000     2,535     86,765            -             -        (7,773)      81,527

Net loss for the year                          -         -          -            -             -       (65,618)     (65,618)
----------------------------------------------------------------------------------------------------------------------------

BALANCE, as at January 31, 2002        2,535,000     2,535     86,765            -             -       (73,391)      15,909

Non-cash issuance of common stock
(Note 8)                              12,000,000    12,000    388,000            -             -             -      400,000

Net loss for the year                          -         -          -            -             -      (814,343)    (814,343)
----------------------------------------------------------------------------------------------------------------------------

BALANCE, as at January 31, 2003       14,535,000    14,535    474,765            -             -      (887,734)    (398,434)

Prior Period Adjustment (Note 11)              -         -      6,000            -             -       (11,150)      (5,150)
----------------------------------------------------------------------------------------------------------------------------

Restated                              14,535,000    14,535    480,765            -             -      (898,884)    (403,584)

Non-cash issuance of common stock      3,375,000     3,375    (3,375)            -             -             -            -

Issuance of common stock for cash        141,177       141    199,859     (50,000)             -             -      150,000

Issuance of common stock from
exercise of stock options              2,358,000     2,358    587,142            -             -             -      589,500

Expenses settled with common stock         7,500         8      8,742            -             -             -        8,750

Stock-based compensation                       -         -  4,660,000            -    (4,660,000)            -            -

Amortization of deferred stock
compensation                                   -         -          -            -     4,394,000             -    4,394,000

Net loss for the year                          -         -          -            -             -    (5,261,224)  (5,261,224)
----------------------------------------------------------------------------------------------------------------------------

Balance, as at January 31, 2004       20,416,667   $20,417 $5,933,133   $ (50,000)  $   (266,000)  $(6,160,108)$   (522,558)
============================================================================================================================

   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 2004
--------------------------------------------------------------------------------
                            (Expressed in US Dollars)


NOTE 1 - NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada, USA on April 12, 2000 under the name Whistler Investments, Inc. The Company's principal business was the exploration and development of mineral resources; however, during the period the Company abandoned its mineral property and currently does not have an operating business (see Note 9).

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has neither a history of earnings nor has it paid any dividends and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future. During the period since inception on April 12, 2000 to January 31, 2004, the Company has incurred operating losses aggregating $6,160,108. At January 31, 2004, the Company has a working capital deficiency of $525,777 and a stockholders' deficit of $522,558. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other related parties, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no assurance that the Company will successfully acquire businesses or assets that will produce a profit. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt concerning the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)   Licensing Fees
     Licensing fees related to Product Licensing Agreements are expensed as incurred.

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

i)   Stock Based Compensation
     The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's stock options is less than the market price of the underlying common stock on the date of grant.

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

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

i)   Stock Based Compensation (continued)

     The  Company  has  charged  to  operations   stock-based   compensation  of
     $4,394,000 in accordance with APB No. 25 and adopted the disclosure only provisions of SFAS No. 123 for the year ended January 31, 2004.

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

     The pro forma information is as follows:

                                                                                                 Year Ended
                                                                                                 January 31,
                                                                                             2004                  2003
                                                                                               $                     $
     Net loss -- as reported                                                              (5,261,224)          (825,493)
     Add: Stock-based compensation expense included in net loss -- as
     reported                                                                              4,394,000                  -
     Deduct: Stock-based compensation expense determined under fair
     value method                                                                         (4,439,960)                 -
     Net loss -- pro forma                                                                (5,307,184)          (825,493)
     Net loss per share (basic and diluted) -- as reported                                     (0.32)             (0.07)
     Net loss per share (basic and diluted) -- pro forma                                       (0.32)             (0.07)

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

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

k)   Comprehensive Loss
     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore there is no difference from net loss.

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
                                                   =====================================================================

NOTE 4 - RELATED PARTY TRANSACTIONS

a) The Company incurred management fees of $19,365 (2003 - $11,500) to an officer during the years ended January 31, 2004 and 2003, respectively.

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


NOTE 5 - STOCKHOLDERS' EQUITY

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

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 5 - STOCKHOLDERS' EQUITY (continued)

a)   Common Shares (continued)
v) During the quarter ended July 31, 2003 the Company's Board of Directors approved a one for ten reverse stock split of common shares that was effective July 11, 2003. All share amounts have been retroactively adjusted to reflect the reverse stock split.

b)   Deferred Compensation

     Deferred compensation is presented as a reduction of stockholders' equity and amortized over the vesting period of the stock options. During the year ended January 31, 2004, the Company amortized $4,394,000 of deferred compensation that has been recorded as stock based compensation and charged to operations. This resulted in unamortized deferred compensation of $266,000 at January 31, 2004.

c)   2003 Stock Option Plan

     The Company established the 2003 Restricted Stock Plan ("the Plan') during the year and filed an S-8 Registration Statement with the U.S. Securities and Exchange Commission that was declared effective. The plan allows the Company's Board of Directors to issue up to 6,000,000 (split adjusted) common shares pursuant to the Plan as compensation for services rendered to the Company. At January 31, 2004, the total number of options available to be granted was 2,715,000, however due to the limit of the Company's authorized common shares, 583,323 shares were available for option grants. Options granted vest over varying periods ranging from immediately to one year. The Company's Board of Directors has discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the plan.

     A summary of the Company's stock option activity is as follows:

                                                                                                         Weighted
                                                                                                         average
                                                                                                         exercise
                                                                                  Number of               price
                                                                                    shares                  $

     ---------------------------------------------------------------------------------------------------------------
     Balance, January 31, 2003                                                               -                    -
     Options granted                                                                 3,285,000                 0.25
     Options exercised                                                              (2,358,000)                0.25
     Options cancelled/expired                                                               -                    -
     ---------------------------------------------------------------------------------------------------------------

     Balance, January 31, 2004                                                         927,000                 0.25
     ---------------------------------------------------------------------------------------------------------------

     Exercisable at end of year                                                        399,900                 0.25

     ---------------------------------------------------------------------------------------------------------------

     Additional information regarding options outstanding as at January 31, 2004 is as follows:

                                                Outstanding                                  Exercisable
                             --------------------------------------------------   ---------------------------------
                                                 Weighted
                                                 average          Weighted                             Weighted
                                                remaining         average                              average
             Exercise price     Number of       contractual     exercise price      Number of      exercise price
                $                shares        life (years)          $               shares               $
               0.25                927,000          4.5             0.25             399,900             0.25
                             ---------------------------------------------------------------------------------------

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 5 - STOCKHOLDERS' EQUITY (continued)

c)   2003 Stock Option Plan (continued)

     The fair value for options granted pursuant to SFAS No. 123 pro forma disclosures was estimated at the date of grant using the Black-Scholes option-pricing model. Under the Black-Scholes option-pricing model, the weighted average fair value of stock options granted during the year was $1.43. There was no dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the year ended January 31, 2004, as the Company had a net loss.


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

These additional agreements require Technology and Product Development Payments of $2,500,000 ($250,000 for watercraft, due no later than March 31, 2004; $2,000,000 for solar houses, $500,000 of which is payable no later than March 31, 2004, and $1,500,000, due no later than October 31, 2004; and $250,000 for lithium battery power packs, $50,000 of which is payable no later than June 30, 2004 and $200,000 of which is payable no later than September 30, 2004). As of January 31, 2004, $1,385,000 in license fee payments were due under the License Agreement, and the Company had paid $443,400 in license fees as of that date. Total license fees payable under the License Agreement and amendments are $4,500,000, leaving $4,056,600 in license fees payable subsequent to January 31, 2004.

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

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS (continued)

Annual obligations under the Agreement are as follows:

Year Ended January 31,

2005                                                                   1,820,000
2006                                                                   1,820,000
2007                                                                     416,600
                                                                   -------------

                                                                       4,056,600
                                                                   =============

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

Charles Haba, is suing for breach of his employment agreement and breach of a note against his former employer,Planet Electric, Inc. in the Los Angeles County Superior Court. Planet Electric, Inc. has filed a cross-complaint against the same defendants as the above-mentioned shareholder derivative suit, including Whistler Investments, Inc. The proposed cross complaint adds claims for conversion and conspiracy to convert assets of Planet Electric, Inc. against Whistler Investments, Inc. The plaintiffs in this action intend to move for dismissal of the cross complaint.

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


NOTE 7 - ADVANCES PAYABLE

An unrelated company advanced funds of $8,205 to the Company to finance operations, which are non-interest bearing, unsecured and payable on demand.

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
====================================================================================================================

NOTE 9 - INCOME TAX

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has approximately $967,000 of net operating loss carryforwards to reduce taxable income of future years. These net operating loss carryfowards commence expiring in 2015. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 9 - INCOME TAX (continued)

The components of the net deferred tax asset at January 31, 2004 and 2003, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                              2004                 2003
                                               $                    $

Net Operating Loss                          836,000               65,618

Statutory Tax Rate                            34%                  34%

Effective Tax Rate                             -                    -

Deferred Tax Asset                          284,200               22,310

Valuation Allowance                        (284,200)             (22,310)
------------------------------------------------------------------------------

Net Deferred Tax Asset                         -                    -
------------------------------------------------------------------------------


NOTE 10 - RESTATEMENTS

The Company has restated its financial statements for the year ended January 31, 2004. The Company is restating the financial statements due to the write off of previously capitalized licensing fees (refer to Note 6). The amount of anticipated future revenues from technology and product development payments cannot be determined with a reasonable level of certainty by the Company. In addition to the restatements noted above certain other revisions to the financial statement note disclosures were made to improve the overall presentation of the Company's financial statements. The nature of the restatements and the effect on net loss and loss per share are as follows:

Statement of Operations                                                                         For the year ended
                                                                                                    January 31,
                                                                                                       2004
                                                                                                         $
Net loss for the year as previously reported                                                        (4,829,599)

Corrections affecting net loss:

Write-off of licensing fees                                                                           (431,625)
--------------------------------------------------------------------------------------------------------------------

Net loss for the year as restated                                                                   (5,261,224)
--------------------------------------------------------------------------------------------------------------------

Loss per share as previously reported                                                                   (0.29)

Loss per share on restatements                                                                          (0.03)
--------------------------------------------------------------------------------------------------------------------

Loss per share as restated                                                                              (0.32)
--------------------------------------------------------------------------------------------------------------------

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------


NOTE 10 - RESTATEMENTS (continued)

                                                                        January 31,
                                                                           2004                        January 31,
                                                                        Previously                        2004
                                                                         Reported      Adjustment      As Restated
Balance Sheet                                                                $              $               $
Intangible Assets - Licensing fees                                         431,625       (431,625)              -
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                               604,272       (431,625)        172,647
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                (90,933)      (431,625)       (522,558)
--------------------------------------------------------------------------------------------------------------------

Statement of Cash Flows

Net Cash Used in Operating Activities                                     (126,776)      (443,400)       (570,176)
--------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activity                                       (443,400)       443,400               -
--------------------------------------------------------------------------------------------------------------------


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 8A. Controls and Procedures

         As of the end of the fiscal year ended January 31, 2004, covered by this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report on Form 10-KSB. There have been no changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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



                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------
                             ANNUAL COMPENSATION**      LONG TERM COMPENSATION
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
Fling       President
            CEO, &
            Director
--------------------------------------------------------------------------------------

-----------------
* The number of shares reflects the three-for-one forward split of our common stock effective March 10, 2004

**Management fees of $11,500 were paid to Stacy Fling, President of the Company, in the fiscal year ended January 31, 2003. Ms. Fling served as President of the Company from February 20, 2002 to November 15, 2002. Ms. Fling's duties as President included oversight of accounting and required Federal and state filings for the Company, as well as management of the Azra shopping center after its acquisition by the Company in April 2002, including the leasing out of units in the center, collecting rents and correspondence with tenants. In the fiscal year ended January 31, 2002, management fees of $2,500 per month were paid to Dewey Jones, President of the Company. Mr. Jones served as President of the Company to February 20, 2002, and oversaw the incorporation of the Company, accounting and state and federal filings in the start-up period of the Company. Mr. Jones received less than one month's $2,500 management fee in the fiscal year ended January 31, 2003. Holly Roseberry has held the office of President since November 15, 2002. Ms. Roseberry's functions as President have included, in addition to accounting and regulatory filing oversight, management and the sale of the Azra shopping center, working with the attorneys and accountants for the Company, general oversight of the agreements with and oversight of consultants to the Company and correspondence with the Company's transfer agent.

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
                  5001 E. Bonanza Rd., Suite 144-145
                  Las Vegas, Nevada 89110 (2)

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

(2) Salim R. Rana controls the investment decisions and voting power of Salim S. Rana Investments Corp.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

By an agreement dated May 1, 2000, we previously paid $500 per month in consideration of office rent to Dewey Jones, our former president and director. We are no longer paying any amounts, including office rent, to Mr. Jones.

Management fees of $11,500 were paid to Stacy Fling, President of the Company, in the fiscal year ended January 31, 2003. Ms. Fling served as President of the Company from February 20, 2002 to November 15, 2002. Ms. Fling's duties as President included oversight of accounting and required Federal and state filings for the Company, as well as management of the Azra shopping center after its acquisition by the Company in April 2002, including the leasing out of units in the center, collecting rents and correspondence with tenants. In the fiscal year ended January 31, 2002, management fees of $2,500 per month were paid to Dewey Jones, President of the Company. Mr. Jones served as President of the Company to February 20, 2002, and oversaw the incorporation of the Company, accounting and state and federal filings in the start-up period of the Company. Mr. Jones received less than one month's $2,500 management fee in the fiscal year ended January 31, 2003. Holly Roseberry has held the office of President since November 15, 2002. Ms. Roseberry's functions as President have included, in addition to accounting and regulatory filing oversight, management and the sale of the Azra shopping center, working with the attorneys and accountants for the Company, general oversight of the agreements with and oversight of consultants to the Company and correspondence with the Company's transfer agent.


On February 20, 2002, our president, Stacey Fling purchased 3,800,000 shares of common stock from our former president, Dewey Jones, for $3,800. On January 28, 2003, Ms. Fling purchased 50,000 shares of common stock from Joyce Messer in a private transaction. The aggregate price for the shares was $2,500.


Acquisition and Disposition of Azra Shopping Center

By an agreement dated April 10, 2002, we acquired from Salim S. Rana Investments Corp., a private Nevada company ("SSRIC"), a 100% interest in the real property and all buildings and improvements situated thereon, known as the Azra Shopping center, located in Las Vegas, Nevada. The purchase price was $4,150,000 and was paid as follows:

1.    We issued 40,000,000 shares of common stock for $0.01 per share;

2.    We assumed a first mortgage on the Azra Shopping Center for $3,150,000;
      and

3.    We issued a promissory note for $600,000 to SSRIC.

     The purchase of the Azra shopping center was negotiated with SSRIC and approved by our Board, based on the Board's view of the possible value of the Azra shopping center. The Company believes that these were arms-length negotiations.

         We  completed  the  acquisition  through our  wholly-owned  subsidiary,
Whistler  Commercial   Holding,   Inc.,  on  April  15,  2002,  with  operations
transferring effective May 1, 2002.

         On January 1, 2003, we sold the Azra shopping center. In connection with the disposition of the Azra shopping center, the Company sold the stock, valued at $100, of Whistler Commercial Holding, Inc., the subsidiary holding title to the property, for $100 to Kim Larsen, an unrelated third party purchaser, as an investment property. Mr. Larson assumed the mortgage debt. The assumption of the mortgage debt represented the purchase price negotiated for the property, hence the minimal price attributed to the sale of the subsidiary's stock. The Company then assumed the unpaid balance of $377,960 of the $600,000 note to SSRIC, since the Company's subsidiary was liable on this debt and the purchaser was not willing to assume the debt to SSRIC in connection with its purchase of the Azra property.


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

     During our fiscal year ended January 31, 2004, SSRIC advanced approximately $175,000 additionally to the Company. We have repaid this debt and all subsequent advances by this stockholder as of February 25, 2004.

     During the year ended January 31, 2004, interest in the amount of $24,070 relating to the Azra shopping center debt was paid to SSRIC (see Footnote 5(b)to the Financial Statements). Since the amount due was not repaid in the required $200,000 installments due on January 31, 2003 and January 31, 2004, the debt was subject to simple interest at 10%; by agreement with SSRIC interest was accrued through October 31, 2003, only and not thereafter.

We entered into a Stock Redemption and Reissuance Agreement (the "Redemption Agreement"), dated as of February 10, 2004, with SSRIC, our major stockholder, pursuant to which SSRIC on February 10, 2004, contributed 1,000,000 shares of our common stock (3,000,000 shares adjusted for the three-for-one forward split effective March 10, 2004) owned by SSRIC (the "Shares") to our treasury. At that time, we had only 6,000 authorized but unissued shares of common stock available for issuance upon exercise of options or for consultants or potential private investors in the Company. Under the Redemption Agreement, SSRIC contributed the Shares to the Company's treasury at no cost to the Company. The Company had the ability under the Redemption Agreement, and did, utilize the shares for proper corporate purposes, including option exercises and issuances to consultants. Under the Redemption Agreement, the Company was obligated to return the Shares, at no cost, to SSRIC upon the first to occur of the following events: (1) the return to the Company of the certificate for 3,375,000 shares of common stock held improperly by International Business Consultants GMBH in escrow for a financing that had not closed and had no prospect of closing, or (2) an increase in the Company's authorized common stock of at least 3,000,000 shares as contemplated by the Company's information statement referred to above. On May 20, 2004, International Business Consultants GMBH redelivered to the Company the certificate for 3,375,000 shares, and our suit against this company and others associated with it will be withdrawn. Based on the return of these shares, on June 3, 2004, the Company reissued the 3,000,000 shares contributed to the Company's treasury by SSRIC.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  See Exhibit Index.



Exhibits
--------
-------------------- -----------------------------------------------------------
    Exhibit No.                                                  Description
-------------------- -----------------------------------------------------------

        3.1 Articles of Incorporation of the Company.(Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 29, 2001.)

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

       10.1 Mineral Claim dated October 2, 2000.(Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 29, 2001.)

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

       10.5 Agreement dated January 1, 2003 between Whistler Investments, Inc. and Kim Larsen respecting the disposition of Azra Shopping Center. (Incorporated by reference to
                     Exhibit 10.1 to the Company's Amendment No. 1 to its Annual Report on Form 10-KSB filed May 8, 2003.)

       10.6 Amendment to Licensing Agreement, dated October 21, 2003, between Nu Age Electric Inc. and Whistler Investments, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed November 21, 2003)

       10.7 Agreement,dated October 21,2003, by and between RV Systems, Inc. and Whistler Investments, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed November 21, 2003)

       10.8 Investment Agreement, dated as of January 19, 2004, by and between Whistler Investments, Inc. and Dutchess Private Equities Fund, L.P. (Incorporated by reference to Exhibit
                     10.5 to the Company's Current Report on Form 8-K, filed January 23, 2004.)

       10.9 Registration Rights Agreement,dated as of January 19, 2004, by and between Whistler Investments, Inc. and Dutchess Private Equities Fund, L.P. (Incorporated by reference to
                     Exhibit 10.6 to the Company's Current Report on Form 8-K, filed January 23, 2004)

      10.10 Stock Redemption and Reissuance Agreement, dated as of February 10, 2004, Between Whistler Investments, Inc. and Salim S. Rana Investments, Inc. (Filed herewith.)

      10.11          Letter from City of Austin, Texas, dated February 27, 2004.
                     (Filed herewith.)

      10.12 Memorandum of Understanding, dated March 15, 2004, between Shanghai Geely Metop International and the Global Electric subsidiary of Whistler Investments, Inc. (Filed herewith.)

      10.13 Loan Agreement, made as of the 20th day of February, 2004, among Sterling Capital Inc. and Whistler Investments, Inc. (Filed herewith.)

      10.14 Letter Agreement, dated February 3, 2004, between Whistler Investments, Inc. and RV Systems, Inc. (Filed herewith.)

         21          Subsidiaries of Registrant (Filed herewith.)

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

(2)      Audit related fees:                     2003- NA          2004- NA

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


WHISTLER INVESTMENTS, INC.


By:     /s/ Holly Roseberry
       ---------------------------------
       Holly Roseberry
       President and Chief Executive Officer
       Director
       Date: October 4, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ Holly Roseberry
       -------------------
       Holly Roseberry
       President and C.E.O.
       (Principal Executive Officer)
       Director
       Date: October 4, 2004

By:    /s/ Mehboob Charania
       --------------------
       Mehboob Charania
       Secretary, Treasurer & C.F.O.
       (Principal Financial Officer)
       Director
       Date: October 4, 2004



EXHIBIT INDEX


      10.10       Stock  Redemption  and  Reissuance  Agreement,   dated  as  of
                  February 10, 2004, Between Whistler Investments, Inc. and Salim S. Rana Investments, Inc.

      10.11       Letter from City of Austin, Texas, dated February 27, 2004.

      10.12 Memorandum of Understanding, dated March 15, 2004, between Shanghai Geely Metop International and the Global Electric subsidiary of Whistler Investments, Inc.


      10.13 Loan Agreement, made as of the 20th day of February, 2004, among Sterling Capital Inc. and Whistler Investments, Inc.

      10.14 Letter agreement, dated February 3, 2004, between Whistler Investments, Inc. and RV Systems, Inc.

         21       Subsidiaries of Registrant


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



Exhibit 10.10


                    STOCK REDEMPTION AND REISSUANCE AGREEMENT


 STOCK REDEMPTION AND REISSUANCE AGREEMENT made effective as of the 10th day of February, 2004, between and between SALIM S. RANA INVESTMENTS CORP., a Nevada corporation (hereinafter referred to as "Transferor"); and WHISTLER INVESTMENTS, INC., a Nevada Corporation (hereinafter referred to as the "Corporation").

                              W I T N E S S E T H:
                               -------------------
         WHEREAS, Transferor is the owner of 3,444,115 shares of common stock, par value $.001 per share, of the Corporation (the "Common Stock"); and WHEREAS, the Corporation has 6,000 authorized but unissued shares of its Common Stock available for issuance; and
         WHEREAS, the Corporation requires additional shares for issuances upon the exercise of stock options, for consultant's services and for private investors prior to the anticipated approval date of the Corporation's Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on July 24, 2004 (the "Information Statement").
         WHEREAS, Transferor desires to make 1,000,000 shares of Common Stock owned by it (the "Shares") available for use by the Corporation by transferring the Shares to the Corporation's treasury at no cost to the Company, the Shares to be retransferred to Transferor by the Corporation, without cost to the Transferror, upon the first to occur of (1) the return to the Corporation of a certain certificate for 1,125,000 shares of Common Stock held improperly by a financing company or(2) an increase in the Company's authorized ommon stock contemplated in the Information Statement; and
         WHEREAS, the Corporation desires to redeem the Shares on those terms and conditions.
         NOW THEREFORE, in consideration of the premises and the mutual covenants herein contained, and for other good and valuable consideration the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:
                  1.       Stock Redemption.
                           ----------------
                  Transferor hereby transfers the Shares to the Corporation's treasury, without cost to the Corporation, and Corporation hereby agrees to redeem the Shares from Transferor and hold the Shares in the Corporation's treasury to be issued for proper corporate purposes.

                  2.       Reissuance of the Shares to Transferor.
                           --------------------------------------
                  The Corporation shall be obligated to return and reissue the Shares, at no cost, to the Transferor upon the first to occur of the following events: (1) the return to the Corporation of the certificate for 1,125,000 shares of Common Stock held improperly by International Business Consultants GMBH in escrow, or (2) an increase in the Corporation's authorized Common Stock of at least 1,000,000 shares as contemplated by the Information Statement ("Reissue Events"). Within five (5) days of the occurrence of the first Reissue Event (the "Reissue Date"), the Corporation shall reissue the Shares to the Transferor, at no cost to Transferor. If a Reissue Event does not occur, the Corporation shall be under no obligation to return and reissue the Shares to the Transferror.

                  3.       Adjustment to Number of Shares.
                           -------------------------------
         If the Corporation, at any time prior to reissuance of the Shares to Transferor, (i) shall pay a stock dividend or otherwise make a distribution or distributions on shares of its Common Stock or on any other class of capital stock and not the Common Stock payable in shares of Common Stock, (ii) subdivide outstanding shares of Common Stock into a larger number of shares, or (iii) combine outstanding shares of Common Stock into a smaller number of shares, the number of Shares shall be adjusted proportionately. Any adjustment made pursuant to this Section shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision or combination, and shall apply to successive subdivisions and combinations.

                  4.       Title to the Shares.
                            -------------------
                  The Transferor has and will transfer to the Corporation good, valid and marketable title to the Shares, free and clear of all claims, liens, encumbrances, charges and options whatsoever. On the Reissue Date, the Corporation shall transfer to Transferor good, valid and marketable title to the Shares, free and clear of all claims, liens, encumbrances, charges and options whatsoever.

                  5.       Miscellaneous.
                           --------------
                  a. Each  party  shall  be  responsible  for  its own expenses, including taxes, in connection with the transactions contemplated by this Agreement.
                  b. he provisions of  this Agreement  shall be binding upon and inure to the benefit of the parties hereto and their permitted successors and assigns.
                  c. Any notice  hereunder  shall be given to the Corporation at the Corporation's address in Las Vegas, Nevada, and to Transferor at his home address on fil e with the Corporation, or any other forwarding address provided to the Corporation by any party in writing, by certified mail, return receipt requested, personal delivery, or delivery by reputable overnight delivery company.
                  d. This Agreement  shall be governed  by the laws of the State of Nevada.
                  e. This Agreement may not be orally canceled,changed, modified or amended, and no cancellation, change, modification or amendment shall be effective or binding, unless in writing and signed by all the parties to this Agreement.
                  f. The paragraph  headings contained in this Agreement are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.
                  g. This  Agreement  may  be  executed  in several counterparts which when together shall be deemed an original for all purposes.
                  h. None of the parties hereto may assign their  obligations or rights under this Agreement without the express written consent of the other parties hereto.

         IN WITNESS WHEREOF, the parties have hereunto set their hands in duplicate as of the date first above written.

         TRANSFEROR:
         SALIM S. RANA INVESTMENTS CORP.

         BY:      /s/ Salim Rana
         -------------------------------




         WHISTLER INVESTMENTS, INC.

         BY:  /s/ Holly Roseberry
         ------------------------------------------
         President







EXHIBIT 10.11



Austin Energy         City of Austin
                  Austin's Community-Owned Electric Utility
                  Town Lake Center 721 Baron Springs Road Austin Texas 78704-1194 (512) 322-9800

February 27, 2004

Salim Rana
Chief Executive Officer
Suite 144
5001 East Bonanza Road
Las Vegas, NV 89110

Dear Salim:

I am writing to follow up on our meeting at the office of Lithium House on February 16, 2004. As I mentioned, the City of Austin and its municipally-owned electric utility, Austin Energy, have been exploring the electric vehicle industry in an effort to identify a possible supplier of battery-powered vehicles for the City's fleet. Austin has two objectives in this endeavor: 1) reducing atmospheric emissions from vehicle exhaust, and 2) substituting electric power for petroleum. Over the coming years, Austin Energy will be generating electricity increasingly from renewable sources such as wind. At the same time, America is becoming more dependent on imported oil.

We have determined that a practical electric vehicle must have a range of at least 100 miles per full battery charge, and performance comparable to conventional internal combustion engines. The life cycle cost of an electric vehicle would have to be comparable to that of gasoline-fueled vehicles, taking into account total lifetime projected energy costs, maintenance costs, and also factoring in the value of zero emissions for electric vehicles. With regard to clean air value of EVs, the Texas Emissions Reduction Program currently provides a subsidy for zero-emission vehicles.

We are delighted that Global Electric and Lithium House have a plan for manufacturing battery-powered electric vehicles that meet these requirements using the demonstrated capabilities of the lithium battery. We envision a collaboration between the Austin Energy and Global Electric that would entail a testing phase followed by a multi-vehicle demonstration phrase. During the testing phase, Austin Energy would purchase a single battery-powered electric vehicle from Global Electric for use in our vehicle fleet. We will work with Global Electric to develop a monitoring program to measure and document performance, maintenance and other essential data. These data would be used by Global Electric to refine designs of future vehicles. Contingent on success during the testing phrase, the City of Austin would purchase additional vehicles from Global Electric. The number and price are to be determined following the testing phase. Since these City of Austin vehicles will be clearly marked as electric-powered, we expect the demonstration phase to attract considerable public attention. Needless to say, growing awareness of practical electric vehicles would accelerate the creation of a private sector market for EVs.

At this time, we can express interest in this plan, but Austin Energy can only commit funds for the test phase following approval of our coming year's budget by the Austin City Council in September. We are requesting funding for purchase of an electric PT Cruiser using lithium batteries. If the City Council approves this budget request, we would purchase the vehicle this October. It is my understanding that Global Electric acknowledges that this agreement is contingent upon approval by the Austin City Council in September. In the meantime, Global Electric will proceed with the test phase of the plan.

Please call me if you have any questions. We look forward to working with Global Electric and Lithium House to demonstrate the value of electric-powered transportation.

Sincerely,

/s/ Mark Kapner
Mark Kapner
Senior Strategy Planner


EXHIBIT 10.12





                           Memorandum of Understanding



This memorandum of understanding dated March 15, 2004 is the result of the meetings held in February and March 2004 between Geely in China and Global Electric. Both English and Chinese versions of this memorandum are to be considered upon agreement

Global Electric had purchased three models of scooters and motorbikes and one model of an All-Terrain Vehicle (ATV), totaling 10 vehicles with an intention of purchasing 10 more units.

Global Electric will convert these vehicles into electric versions. Upon successful conversion, Geely will manufacture these models as 'gliders', without engine and exhaust for ease of conversion, at a pre-agreed price.

Geely will also work towards a comprehensive joint venture agreement in a format agreed upon by both companies and details acceptable to both pasties.


/s/ Holly Roseberry                 /s/ Carlos Zhu
-----------------------             ---------------------------
Holly Roseberry                     Carlos Zhu
President                           Vice General manager
Global Electric                     Shanghai Geely Metop International
                                    Trade Co., Ltd.


Exhibit 10.13
                                 LOAN AGREEMENT


THIS LOAN AGREEMENT is made as of the 20th day of February, 2004.

AMONG:

         STERLING CAPITAL INC., an international  business company  incorporated
         ---------------------
         pursuant to the laws of Belize and having an office located at P.O. Box 346 Corozal Town, Belize;

                                                                  (the "Lender")

AND:

         WHISTLER INVESTMENTS INC., a  body  corporate  incorporated pursuant to
         -------------------------
         the laws of Nevada located at 5001 E. Bonanza Rd.,Suite 144, Las Vegas, Nevada;

                                                                (the "Borrower")

WHEREAS:

A. The Lender has agreed to lend $3,000,000 ("the Loan") to the Borrower to be used by the Borrower for development of its business assets and for general working capital; and

B. The Borrower has agreed to grant to the Lender certain shares described in this Agreement in order to secure the repayment of the Loan and the performance of the Borrower's obligations;

In consideration of the premises, covenants, and agreements hereinafter set forth, and each party legally intending to be bound hereby, the parties hereby represent, warrant, covenant, and agree as follows:

                     Article 1-Definitions & Interpretation

1.1  Definitions

In this Agreement:

         "Banking Day" means any day on which United States banks are generally open to the public for business in Las Vegas, Nevada; and

         "Interest" means simple interest at a rate of 5% per annum calculated on the Loan.

         "Trustee" means the person(s) holding the collateral security for the loan, or Greg Yanke.

1.2  Headings

Headings have been inserted into this Agreement for reference only and they do not define, limit, alter, or enlarge the meaning of any provision of this Agreement.

1.3  Recitals

The recitals set out above form a part of this Agreement.

1.4  Currency

Unless otherwise specified, a statement of, or reference to, a dollar amount in this Loan Agreement without currency specification will mean United States dollars.

                             Article 2-Terms of Loan

2.1  Loan Amount

On and subject to the terms of this Agreement, the Lender hereby agrees to lend and the Borrower hereby agrees to borrow the principal sum of $3,000,000 payable upon the following terms and conditions:

         (a) $1,000,000 to the Borrower forthwith upon the execution of this Agreement; and

         (b) an additional $2,000,000 to the Borrower within 12 months, subject or upon increase of the authorized capital of the Company;

         (each an "Installment")

The Loan advances are subject to the Borrower satisfying all of its covenants and agreements. Upon receipt of the Loan, less an 8%, or $240,000, due diligence fee (the "Due Diligence Fee") that the Lender will deduct from the Loan proceeds as they are advanced, the Borrower shall be bound to accept the Loan upon the terms described herein.

2.2  Expenses

The Borrower shall be responsible for the Lender's and its own costs related to the preparation and execution of this Agreement and any related documentation. The Lender's costs in this regard shall be covered by the Due Diligence Fee. In addition, the Borrower shall be responsible for the reasonable fees and disbursements of the Lender's legal counsel, which fees and disbursements shall not exceed $5,000.

2.3  Non-Revolving Facility

The Loan will be a non-revolving facility and any principal of it that the Borrower repays will not be available for re-advance under this Agreement.

2.4  Promise to Pay

The Borrower hereby promises to make Loan payments to the Lender at its address shown on the first page of this Agreement, or at any other address directed by the Lender from time to time, in accordance with the schedule provided in paragraph 3.1. The Borrower hereby promises to provide proof of payment to the Trustee within five business days of the due date of the payment.

2.5  Renewal of Loan

The Borrower may at its option, provided no Event of Default has occurred, extend the loan term by one additional year under the same terms and conditions provided under this Agreement, except that a further renewal of Loan shall not apply to any extension. In such circumstances, the Borrower shall pay the Lender $120,000 upon providing the Lender with notice that the Borrower intends to extend the Loan term. Such notice must be given to the Lender at least 30 days prior to the expiry of the Loan term.

                           Article 3-Repayment of Loan

3.1  Repayment of Principal

Subject to section 8.2, the Borrower hereby promises to repay the principal of each Loan Installment on the date that is 24 months from the date on which each Installment is advanced to the Borrower. The Interest on the Loan shall be payable at the end of each calendar quarter subsequent to the date the Lender advances the first Installment to the Borrower.

3.2  Prepayment

The Borrower may not, without the Lender's permission, prepay all or any part of the Loan.

                      Article 4-General Payment Provisions

4.1  Payment Dates

If the date upon which any act or payment under this Agreement is required to be done or made falls on a day that is not a Banking Day, then such act or payment will be performed or made on the immediate subsequent Banking Day.

4.2  Receipt of Payments

All payments required to be made under this Agreement and received by the Lender after 3:00 pm Pacific Time will be deemed for all purposes of this Agreement to have been received by the Lender on the Banking Day following the date of payment.

4.3  Overdue Amounts

In addition to any other interest payable pursuant to this Agreement, any amount payable by the Borrower to the Lender in connection with this Agreement, and not paid when due, will bear interest at 20% per annum calculated from the date such amount first becomes due until paid in full.

                               Article 5-Security

5.1      Equity Security

As security for the indebtedness, liabilities and obligations of the Borrower to the Lender under this Agreement, upon the Lender delivering the Loan funds to the Borrower and following the Borrower's increase in capital, the Borrower shall issue and deliver to the Lender 10,000,000 shares of restricted common stock in its capital at a deemed price of $3.33 per share (the "Shares"), deliverable proportionately to delivery of funds (i.e. 3,333,333 shares when the first $1,000,000 of the Loan is advanced, and a further 6,666,667 shares upon delivery of the balance of the Loan). The Shares shall be represented by a stock certificate issued by the Borrower's registrar and transfer agent in the name of the Lender, to be held in Trust by the Trustee.

5.2      Dividends on Shares

Any share dividends that the Borrower pays to the Lender by virtue of its ownership of the Shares in the Borrower shall be credited to the Borrower's Loan payments due under paragraph 3.1 herein provided that such payments comply with paragraph 3.2 herein.

5.3      Cancellation of Shares

After the Loan and all Interest are repaid in full, the Lender shall deliver the Shares to the Borrower for return to treasury. In such circumstances, the Lender shall provide the Borrower will such documentation as it may reasonably require for the cancellation and return to treasury of the Shares.

5.4      Disposal of Shares

The Lender shall not have the right to dispose of all or part of its interest in the Shares, except in accordance with the provisions of Article 8 of this Agreement upon the occurrence of an Event of Default.

5.5      Voting Rights

Upon written request of the Borrower, the Lender shall execute a voting trust agreement whereby it agrees to grant to the Borrower's Board of Directors, or any individual specified by the Borrower, all voting rights attached to the Shares, which agreement shall not become effective except in accordance with the provisions of Article 8 of this Agreement upon the occurrence of an Event of Default.


                         Article 6-Conditions of Lending

6.1  Conditions Precedent to Advance

The obligation of the Lender to advance the Loan proceeds to the Borrower is subject to the satisfaction or waiver of following conditions precedent on or before the advance:

         (a) receipt by the Lender of certified copies of all documents evidencing all corporate action taken by the Borrower authorizing the execution and delivery of this Agreement and the issuance of the Shares as security, all to be satisfactory in form and substance to the Lender;

         (c) no Event of Default will have occurred or no event which, with the lapse of time or with notice and lapse of time specified herein would become an Event of Default, will have occurred and be continuing;

         (d) no action, proceeding, or investigation will be pending or threatened against the Borrower which would, if successful, have a material adverse effect on the financial condition of the Borrower or its ability to observe and perform its covenants under this Agreement; and

         (e) all representations and warranties contained in Article 7 of this Agreement will be true on and as of the date of any advance under the Loan with the same effect as if such representations and warranties had been made on and as of the date of such advance.

6.2  Waiver of Conditions Precedent

The above conditions precedent are for the sole benefit of the Lender. The Lender may in its sole discretion, waive by notice in writing any condition precedent, in whole or in part, without incurring any liability therefor.

                     Article 7-Representations & Warranties

The Borrower hereby represents and warrants to and in favour of and covenants with the Lender as follows:

7.1  General

All representations and warranties made under this Agreement will survive the advance of the Loan and the delivery of the Shares, and no investigation at any time made by or on behalf of the Lender will diminish in any respect whatsoever its rights to rely upon them. All statements contained in any certificate or other instrument delivered by or on behalf of the Borrower under or pursuant to this Agreement will constitute representations and warranties made by the Borrower under this Agreement.

7.2  Binding Effect

This Agreement, upon execution by the Lender, will be duly and validly authorized by all necessary corporate action, will have been validly executed, and will be legal, valid, and binding obligations of the Borrower enforceable in accordance with its terms.

7.3  Contravention of Law

Neither the execution and delivery of this Agreement and the issuance of the Shares, nor performance in accordance therewith, is or will contravene any provision of any law, regulation, order, licence, permit, or consent applicable to each, or conflict with or result in a breach, or constitute a default under, or require any consent under the terms or conditions of any agreement or instrument to which the Borrower is a party or by which the Borrower is bound.

7.4  No Default Under Agreements

The Borrower is not in default under any agreement or instrument to which it is a party and which default may materially adversely affect its ability to observe and perform its covenants under this Agreement.

7.5  No Claims

There are no actions, claims, or proceedings pending or, to the knowledge of the Borrower, threatened against the Borrower or its directors or officers before any court, administrative board, or other tribunal, which if decided against the Borrower or its directors or officers would materially or adversely affect its business or financial status and there is no unsatisfied claim or outstanding judgment or writ of execution against the Borrower.

                     Article 8-Events of Default & Remedies

8.1  Events of Default

Any one or more of the following events will constitute an Event of Default, whether any such Event of Default is voluntary or involuntary or effected by operation of law or pursuant to or in compliance with any judgment, decree, or order of any court or any order, rule, or regulation of any administrative or governmental body:

         (a) default by the Borrower in the due payment of any amount payable under this Agreement or in the due and complete observance or performance of any other condition, covenant, or provision of this Agreement;

         (b) the occurrence of a material adverse change in the financial position of the Borrower or in the value of the security held by the Lender for the Loan;

         (c) any action by the Borrower that constitutes a denial of the Lender's rights set forth in this Agreement;

         (d) an order is made or a petition is filed for the bankruptcy of the Borrower;

         (e) the Borrower commits an act of bankruptcy or makes a general assignment for the benefit of its creditors or otherwise acknowledges its insolvency;

         (f) the appointment of a receiver, receiver-manager, or receiver and manager of any part of the properties or assets of the Borrower;

         (g) the enforceability of any execution, or any other process of any court against the Borrower, or the levy of a distress or analogous process upon the properties or assets or any part thereof of the Borrower;

         (h) default by the Borrower in the performance of any contractual obligation to the Lender under any other agreement or legal instrument, whether or not collateral or supplemental to this Agreement;

         (i) the holder of any mortgage, charge, or encumbrance on any of the properties or assets or any part thereof of the Borrower does anything to enforce or realize on such mortgage, charge, or encumbrance;

         (j) if, at any time during the currency of this Agreement, the Borrower is subject to a change of control. For the purposes of this subparagraph, a "change of control" shall be deemed to occur if:

                  (i) any person, or group of persons acting in concert, other than any current control person(s), hold greater than 20% of the issued and outstanding shares in the capital stock of the Borrower;

                  (ii) there is a 50% or greater change in the composition of the Borrower's Board of Directors, effected by stockholders of the Borrower other than with the consent of the current control person(s); or

                  (iii) if a takeover bid is issued with respect to the Borrower's securities;

         (k) if any representation or warranty made in writing to the Lender by the Borrower made in this Agreement or in any certificate or other instrument delivered or to be delivered by or on behalf of the Borrower to the Lender in contemplation of this Agreement is incorrect in any material respect on the date as of which such representation or warranty was made or purported to be made; or

         (l) trading in the shares of common stock of the Borrower is suspended by a regulatory authority.

8.2  Remedies on Default

After any Event of Default has occurred and continues for two Banking Days and at any time thereafter, provided that the Borrower has not theretofore remedied all outstanding Events of Default, the Lender may, in its discretion and by notice in writing to the Borrower, declare this Agreement to be in default. At any time thereafter while the Borrower has not remedied all outstanding Events of Default, the Lender may, at its discretion and subject to compliance with any mandatory requirements of applicable law then in effect, exercise one or more of the following remedies:

         (a) declare the then outstanding balance of the Loan, Interest, costs, and all money owing by the Borrower to be immediately due and payable and such funds and liabilities will forthwith become due and payable without presentment, demand, protest, or other notice of any kind to the Borrower, all of which are hereby expressly waived; and/or

         (b) take whole possession of the Shares for its sole benefit. In such circumstance, the Lender shall be deemed to be the registered and beneficial owner of a 100% right, interest and title to the Shares free of all charges, liens and encumbrances, other than any resale or other restrictions imposed by law.

8.3  Other Securities

The rights and powers conferred by section 8.2 are in addition to and not in substitution for any other security which the Lender now or from time to time may hold or take from the Borrower in relation to this Agreement.

8.4  Remedies Non-Exclusive

No remedy set out in this Agreement is intended to be exclusive of each and every remedy given hereunder or now or hereafter existing at law or in equity or by statute or otherwise. The exercise or commencement of exercise by the Lender of any one or more of such remedies will not preclude the simultaneous or later exercise by the Lender of any or all other such remedies.

8.5      Set-Off or Counterclaim

The obligation of the Borrower to make all payments under this Agreement will be absolute and unconditional and will not be affected by any circumstance, including, without limitation, any set-off, compensation, counterclaim, recoupment, defence, or other right which the Borrower may have against the Lender, or anyone else for any reason whatsoever and any insolvency, bankruptcy, reorganization, or similar proceedings by or against the Borrower.

                                Article 9-General

9.1  Entire Agreement

This Agreement embodies the entire agreement and understanding between the parties with respect to the Loan and supersedes all prior agreements and undertakings, whether oral or written, relative to the subject matter hereof.

9.2  Amendments

This Agreement shall not be amended, waived, discharged, or terminated orally, but only by an instrument in writing signed by the party against whom enforcement of the amendment, waiver, discharge, or termination is sought.

9.3  Waiver

Every condition and covenant, and each and every representation and warranty contained in this Agreement has been inserted for the sole benefit of the Lender and any breach of any such conditions, covenants, representations, and warranties may, at the Lender's discretion, be waived or partially waived by the Lender. No failure or delay on the part of the Lender to exercise any right, power, or remedy given herein or by statute or at law or in equity or otherwise will operate as a waiver thereof, nor will any single or partial exercise of any right preclude any other exercise thereof or the exercise of any other right, power, or remedy.

9.4  Forbearance

No condonation, forgiveness, waiver, or forbearance by the Lender of any non-observance or non-performance by the Borrower of any of the provisions of this Agreement will operate as a waiver or estoppel by or against the Lender in respect of any provision, or any subsequent non-observance or non-performance by the Borrower of any of the provisions of this Agreement.

9.5  Approvals

The acceptance or approval by the Lender of any matter required hereunder will be of no force and effect unless given in writing, and given prior to the event or thing for which it is required.

9.6  Lender's Discretion

The Lender may grant extensions of time, take and give up securities, accept compositions, grant releases and discharges, and otherwise deal with the Borrower and other parties, sureties, or securities as the Lender may see fit without prejudice to the liability of the Borrower, to the Lender and without prejudice to the Lender's rights under this Agreement.

9.7  No Merger of Judgment

Neither the taking of any judgment nor the exercise of any power of seizure and sale will operate to extinguish the obligation of the Borrower to pay its debts and liabilities under this Agreement or operate as a merger of any covenant in this Agreement, and the acceptance of any payment or alternate security will not constitute or create a novation, and the taking of a judgment or judgments under a covenant in this Agreement contained will not operate as a merger of those covenants or affect the Lender's rights to interest at the rate and times provided in this Agreement.

9.8  Other Indebtedness

Nothing contained in this Agreement will prejudice or impair any rights or remedies the Lender may have with respect to other loans which the Lender may make with the Borrower.

9.9  Notices

Any notice, direction, or other instrument required or permitted to be given under this Agreement will be in writing and may be delivered, sent by registered mail, or transmittal by facsimile machine to the respective addresses set out on the first page of this Agreement.

9.10 Effect of Notice

Any notice, direction, or instrument given will:

         (a) if delivered, be deemed to have been given or made at the time of delivery;

         (b) if mailed by registered mail and properly addressed, be deemed to have been given or made on the fourth Banking Day following the day on which it was so mailed, provided that should there be at the time of mailing or between the time of mailing and the actual receipt of the notice a mail strike, slowdown, or other labour dispute which might affect the delivery of that notice, then the notice will be only effective if actually delivered; and

         (c) if sent by facsimile machine, be deemed to have been given or made on the Banking Day immediately following the day on which it was transmitted.

9.11 Notice of Change of Address

Any party may give written notice of change of address in the same manner in which event notice will thereafter be given at that changed address.

9.12 Further Assurances

As and so often as the Lender may require, the Borrower will execute and deliver to the Lender, at the expense of the Borrower, such further and other assurances and conveyances as may be necessary to properly carry out the intention of this Agreement.

9.13 Severability

If any term, covenant, or condition of this Agreement or application thereof to any person or circumstance is found to any extent to be invalid, illegal, or unenforceable in any respect, the remainder of this Agreement or application of such term, covenant, or condition to such person or circumstance other than those as to which it is held invalid, illegal, or unenforceable will not be affected thereby, and each term, covenant, and condition of this Agreement will be valid and legal and will be endorsed to the fullest extent permitted by law.

9.14 No Partnership

The parties specifically acknowledge that the Borrower and the Lender are not partners, that the Borrower has no right or authority to obligate the Lender and the Lender has no right to obligate the Borrower (except in the manner and to the extent provided in this Agreement), and that nothing contained in this Agreement, nor any acts of the parties in fulfilling their respective rights and obligations under this Agreement will be construed so as to create a partnership relationship between the Borrower and the Lender.

9.15 Assignment by Lender

The Borrower acknowledges and agrees that the Lender may assign all or any portion of its interest in the Loan, and its rights, obligations, and benefits under this Agreement, without the consent of the Borrower. The Borrower will execute such assurances and conveyances as may be reasonably required by the Lender in order to give effect to such assignment, including executing additional documents to facilitate assignment thereof by the Lender. The Lender will be fully released from its obligations hereunder upon any assignment of all the Loan and in respect of any partial assignment, will be fully released in respect of such assigned part of the Loan.

9.16 Access to Documentation

On execution of this Agreement, the Lender, at its own expense and at reasonable intervals and times, shall upon two Business Days' notice have access to the Borrower's minute book, corporate records, accounting files and to all technical records and other factual engineering data and information relating to the Borrower's assets which are in the possession of the Borrower.

9.17 Time of the Essence

Time will be of the essence of this Agreement in respect of all payments to be made under this Agreement and all covenants and agreements to be performed and fulfilled. Any extension of time under this Agreement will not be deemed to be or operate in law as a waiver on the part of the Lender that time is to be of the essence of this Agreement.

9.18 Jurisdiction

The Borrower hereby irrevocably agrees that any legal action or proceedings against it with respect to this Agreement may be brought in the courts of Nevada or in such other court as the Lender may elect and, by execution and delivery of this Agreement, the Borrower hereby irrevocably submits to each such jurisdiction.

9.19 Governing Law

This Agreement, and the rights and obligations of the parties will be governed by and be construed in accordance with the laws of Nevada. The parties hereby attorn to the non-exclusive jurisdiction of the Courts of Nevada.

9.20 Counterparts

This Agreement may be signed in counterparts and by facsimile machine, and when a counterpart of this Agreement has been executed by each of the parties, such counterparts will be treated as one and the same Agreement, as if each such counterpart had been executed by all of the parties.

9.21 Enurement

This Agreement will be binding upon and enure to the benefit of the Borrower and the Lender and each of their respective successors and permitted assigns.

AS EVIDENCE OF THEIR AGREEMENT the parties have executed this Loan Agreement on the date appearing on page 1, above.


STERLING CAPITAL INC.                    WHISTLER INVESTMENTS, INC.

per: /s/ Greg Yanke, Authorized Agent    per: /s/ Holly Roseberry
---------------------------              ------------------------------
Authorized Signatory                     Authorized Signatory





                                  Exhibit 10.14



                           Whistler Investments, Inc.
                             5001 East Bonanza Road
                                  Suite 133-145
                             Las Vegas, Nevada 89110
                                  702-296-2754




February 3, 2004


RV Systems
7122 Sophia Ave.
Van Nuys, CA 91406


Dear Sirs,


This letter will confirm that not withstanding any payments required under licensing agreements to date, that Whistler will pay a minimum of $35,000.00 per week towards all license payments due to date. It is agreed, that providing Whistler makes these payments, it will not be deemed in default of its payment obligations to RV Systems. If for any reason Whistler is in default of this weekly payment, RV Systems will make a demand for the amount past due by registered mail at the above address and allow Whistler seven (7) days to cure the default.




/s/ Holly Roseberry
-----------------------
Whistler Investments, Inc.
President


/s/ Chaz Haba
------------------------
RV Systems,Inc.
President

                      Exhibit 21


Subsidiary Name and Trade Name              Jurisdiction of Incorporation
------------------------------              ------------------------------

Global Electric Corp.                       Nevada

R-Electric Car Co.                          Nevada

Solium Power Corp.                          Nevada