Form 10QSB/A
period 2004-04-30
WHISTLER INVESTMENTS INC /NV/
filed 2004-10-04
CIK 1141263

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-QSB/A

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended April 30, 2004
                                   --------------

[ ] Transition Report pursuant to 13 or 15(d) of the  Securities
    Exchange Act of 1934

    For the transition period from            to
                                  ------------ --------------

    Commission File Number 000-33391
                          ----------


                           WHISTLER INVESTMENTS, INC.
        ---------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)


              Nevada                                       98-0339467
----------------------------------             ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


5001 East Bonanza Road, Suite 144-145
Las Vegas, Nevada                                             89110
-----------------------------------------      ---------------------------------
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

AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY'S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT NO. 1 TO OUR FORM 10-QSB FOR OUR FISCAL QUARTER ENDED APRIL 30, 2004 (THE "APRIL 2004 FORM 10-QSB"), AS WELL AS AMENDING OUR ANNUAL REPORT FOR OUR FISCAL YEAR ENDED JANUARY 31, 2004. THIS AMENDMENT NO. 1 AMENDS ONLY THE INFORMATION SET FORTH UNDER THE CAPTIONS "FINANCIAL STATEMENTS", "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" AND "LEGAL PROCEEDINGS" OF THE APRIL 2004 FORM 10-QSB. IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE APRIL 2004 FORM 10-QSB AS OF JUNE 14, 2004, THE DATE ON WHICH THE REPORT WAS FILED, NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO MODIFY OR UPDATE DISCLOSURES EXCEPT AS DESCRIBED ABOVE.

                           WHISTLER INVESTMENTS, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
     PART I.  FINANCIAL INFORMATION

     ITEM I - Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of April 30, 2004
         (Unaudited) and January 31,2004                                       3

         Consolidated Statements of Operations
         for the Three Months Ended April 30, 2004 and 2003 (Unaudited)        4

         Consolidated Statements of Cash Flows for the Three
         Months Ended April 30, 2004 and 2003 (Unaudited)                      5

         Notes to Consolidated Financial Statements                            6

     ITEM 2 - Management's Discussion and Analysis of
         Financial Condition and Results of  Operations                        7


     PART II. OTHER INFORMATION



     ITEM 6 - Exhibits and Reports on Form 8-K



     EXHIBIT 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     EXHIBIT 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     EXHIBIT 32.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     EXHIBIT 32.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2004

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                            (Expressed in US Dollars)

                                                                                       April 30,       January 31,
                                                                                            2004              2004
                                                                                     (unaudited)         (audited)
                                                                                     (Restated -       (Restated -
                                                                                     see Note 9)      see Note 10)
-------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
     Cash                                                                        $    1,203,357   $      169,428
-------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                  1,203,357          169,428

PROPERTY AND EQUIPMENT (Note 3)                                                           2,197            3,219
DEFERRED FINANCING COSTS (Note 6)                                                       210,000                -
-------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                     $    1,415,554   $      172,647
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
     Accounts payable and accrued liabilities                                    $      223,446   $      133,017
     Due to related parties (Note 4)                                                      8,938          553,983
     Advances payable (Note 8)                                                            8,205            8,205
-------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                               240,589          695,205

LOAN PAYABLE (Note 6)                                                                 3,000,000                -
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                     3,240,589          695,205
-------------------------------------------------------------------------------------------------------------------

Contingencies and Commitments (Notes 1 and 7)

STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK, $0.001 par value per share
     Authorized - 5,000,000 shares
     Issued - Nil                                                                                              -
COMMON STOCK, $0.001 par value per share
     Authorized - 21,000,000 shares
     Issued - 20,138,683 and 20,416,677 shares, respectively                             20,139           20,417
ADDITIONAL PAID IN CAPITAL                                                           13,802,736        5,933,133
SUBSCRIPTION RECEIVABLE                                                                       -          (50,000)
DEFERRED COMPENSATION (Note 2(j))                                                      (151,950)        (266,000)
DEFICIT                                                                             (15,495,960)      (6,160,108)
-------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                          (1,825,035)        (522,558)
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $    1,415,554   $      172,647
===================================================================================================================

   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Expressed in US Dollars)

                                                                     For the Three     For the Three       Accumulated from
                                                                                                             April 12, 2000
                                                                     Months  Ended                      (Date of Inception)
                                                                         April 30,                             to April 30,
                                                                              2004     Months  Ended                   2004
                                                                       (unaudited)         April 30,            (unaudited)
                                                                   (Restated - see              2003        (Restated - see
                                                                           Note 9)       (unaudited)                Note 9)
----------------------------------------------------------------------------------------------------------------------------
EXPENSES
     Depreciation and amortization                               $           1,022  $            466  $               7,833
     Licensing fees                                                        950,000                 -              1,393,400
     Management and consulting fees (Note 4(a))                            793,975                 -                986,971
     General and administrative                                            166,909             1,534                289,557
     Professional fees                                                      58,909             2,600                220,978
     Rent and office                                                           803             2,297                 37,253
     Write-off of mineral property                                               -                 -                  5,150
     Research and development                                               37,484                 -                 57,752
     Stock-based compensation (Note 2(i))                                7,296,750                 -             11,690,750
----------------------------------------------------------------------------------------------------------------------------

                                                                       (9,305,852)             6,897             14,689,644

INTEREST EXPENSE                                                            30,000                 -                 54,070

OTHER (INCOME)                                                                   -                 -                (4,778)
----------------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE DISCONTINUED OPERATIONS                                (9,335,852)           (6,897)           (14,738,936)

LOSS FROM DISCONTINUED OPERATIONS                                                -                 -              (757,024)
----------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                          $     (9,335,852)  $        (6,897)  $        (15,495,960)
============================================================================================================================

Net Loss Before Discontinued Operations                          $          (0.46)  $         (0.00)
Loss from Discontinued Operations                                $               -  $              -
Net Loss Per Share - Basic and Diluted                           $          (0.46)  $         (0.00)
Weighted average number of common shares outstanding                    20,391,000        14,535,000

   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Expressed in US Dollars)

                                                                                   For the Three
                                                                                   Months  Ended
                                                                                       April 30,      For the Three
                                                                                            2004      Months  Ended
                                                                                     (unaudited)          April 30,
                                                                                     (Restated -               2003
                                                                                     see Note 9)        (unaudited)
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                                                         $   (9,335,852)   $      (6,897)

Adjustments to reconcile net loss to cash
     Depreciation and amortization                                                       1,022              466
     Stock-based compensation                                                        7,296,750                -

Changes in operating assets and liabilities
     (Decrease) increase in accounts payable and accrued liabilities                   (39,572)           2,600
--------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                                               (2,077,652)          (3,831)
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                           686,625                -
     Proceeds from loan financing                                                    3,000,000                -
     Payment of financing fees                                                         (80,000)               -
     Repayment of related party advances                                              (545,044)               -
     Proceeds from share subscriptions receivable                                       50,000                -
     Advances from shareholder                                                               -            3,786
--------------------------------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                                            3,111,581            3,876
--------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                          1,033,929              (45)

CASH, BEGINNING OF PERIOD                                                              169,428              104
--------------------------------------------------------------------------------------------------------------------

CASH, END OF YEAR                                                               $    1,203,357    $          59
====================================================================================================================


SUPPLEMENTAL DISCLOSURES

Interest paid                                                                           80,000               -
Income taxes paid                                                                            -              --


WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004
---------------------------------------------------------------------------------------------------------------------------
(Expressed in US Dollars)
---------------------------------------------------------------------------------------------------------------------------

   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2004
                            (Expressed in US Dollars)
--------------------------------------------------------------------------------

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has neither a history of earnings nor has it paid any dividends and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future. During the period since inception on April 12, 2000 to April 30, 2004, the Company has incurred operating losses aggregating $15,495,960. At April 30, 2004, the Company has working capital of $962,768 and a stockholders' deficit of $1,825,035. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other related parties, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no assurance that the Company will successfully acquire businesses or assets that will produce a profit. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt concerning the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a)   Principles of Consolidation
     The consolidated financial statements include the accounts of Whistler Investments, Inc. and its newly formed and wholly owned subsidiaries,Global Electric Corp., R-Electric Car Co., and Solium Power Corp. All significant intercompany accounts and transactions have been eliminated.

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

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------

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

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------

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

     The pro forma information is as follows:

                                                                                             Three Months Ended
                                                                                                  April 30,
                                                                                           2004                2003
                                                                                            $                    $
     Net loss -- as reported                                                              (9,335,852)           (6,897)
     Add: Stock-based compensation expense included in net loss -- as
     reported                                                                              7,296,750                 -
     Deduct: Stock-based compensation expense determined under fair
     value method                                                                         (7,307,993)                -
     Net loss -- pro forma                                                                (9,347,095)           (6,897)
     Net loss per share (basic and diluted) -- as reported                                         (0.46)           (0.00)
     Net loss per share (basic and diluted) -- pro forma                                           (0.46)           (0.00)

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

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

j)   Stock Based Compensation (continued)
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

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------

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


NOTE 5 - STOCKHOLDERS' EQUITY

Common Shares
a) During the quarter ended April 30, 2004 the Company issued 2,746,500 common shares at an exercise price of $0.25 resulting from the exercise of stock options for total proceeds of $686,625.
b) During the quarter ended April 30, 2004, the Company entered into a Stock Redemption and Reissuance Agreement (the "Redemption Agreement"), dated as of February 10, 2004, with Salim S. Rana Investments Corp. (SSRIC), our major stockholder. Pursuant to which SSRIC on February 10,2004, contributed 3,000,000 (split adjusted) shares of our common stock to our treasury. Under the Redemption Agreement, SSRIC contributed the Shares to the Company's treasury at no cost to the Company. The Company had the ability under the Redemption Agreement, and did, utilize the shares for proper corporate purposes,including option exercises and issuances to consultants. Under the Redemption Agreement, the Company is obligated to return the Shares, at no cost, to SSRIC. On June 3, 2004, the Company reissued the 3,000,000 shares contributed to the Company's treasury by SSRIC.
c) During the quarter ended April 30, 2004, the Company's Board of Directors approved a three for one split of common shares, which become effective March 10, 2004. Stockholders of record were entitled to three shares of common stock for each share held on that date. All per share amounts in the consolidated financial statements have been retroactively adjusted to reflect the stock split.
d) During the prior year July 31, 2003 the Company's Board of Directors approved a one for ten reverse stock split of common shares that was effective July 11, 2003. All share amounts have been retroactively adjusted to reflect the reverse stock split.

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------
NOTE 6 - LOAN PAYABLE

During the three  month  period  ended  April 30,  2004,  the  Company  received financing of three million dollars from Sterling Capital, Inc. for the development of specific products and for general working capital. Due diligence fees of $240,000 were incurred by the Company with $80,000 being deducted from the proceeds of the loan and $160,000 owing by the Company at April 30, 2004. The loan bears simple interest of 5% per annum and is repayable 24 months from the date on which each instalment was advanced to the Company. The amount received is in the form of a non-recourse loan collateralized by 30,000,000 shares of restricted common stock (split adjusted).


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

These additional agreements require Technology and Product Development Payments of $2,500,000 ($250,000 for watercraft, due no later than March 31, 2004; $2,000,000 for solar houses, $500,000 of which is payable no later than March 31, 2004, and $1,500,000, due no later than October 31, 2004; and $250,000 for lithium battery power packs, $50,000 of which is payable no later than June 30, 2004 and $200,000 of which is payable no later than September 30, 2004). As of April 30, 2004 the Company had paid $1,393,400 in license fees. Total license fees payable under the License Agreement and amendments are $4,500,000, leaving $3,106,600 in license fees payable subsequent to April 30, 2004.

On February 3, 2004, the Company and RV agreed to an amendment to the Agreement requiring minimum weekly payments of $35,000 towards all license payments owing to date. As a result the Company is not in default of its payment obligations to RV.

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS (continued)

Remaining obligations under the Agreement are as follows:

Year Ended January 31,

2005                                                                   1,400,000
2006                                                                   1,706,600
                                                                   -------------

                                                                       3,106,600
                                                                   =============


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

Charles Haba, is suing for breach of his employment agreement and breach of a note against his former employer, Planet Electric,Inc. in the Los Angeles County Superior Court. Planet Electric, Inc. has filed a cross-complaint against the same defendants as the above-mentioned shareholder derivative suit, including Whistler Investments, Inc. The proposed cross complaint adds claims for conversion and conspiracy to convert assets of Planet Electric, Inc. against Whistler Investments, Inc. The plaintiffs in this action intend to move for dismissal of the cross complaint.

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

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 9 - RESTATEMENTS

The Company is restating its financial statements as of April 30, 2004 and for the three month period then ended due to the write off of previously capitalized licensing fees (refer to Note 7). The amount of anticipated future revenues from technology and product development payments cannot be determined with a reasonable level of certainty by the Company. In addition to the restatements noted below certain other revisions to the financial statement note disclosures were made to improve the overall presentation of the Company's financial statements. The nature of the restatements are as follows:

                                                                                               Accumulated from
                                                                          For the three      April 12, 2000 (Date
                                                                           months ended          of Inception)
                                                                            April 30,            to April 30,
                                                                               2004                  2004
Statement of Operations                                                         $                      $
Net loss as previously reported                                              (8,384,847)             (14,113,330)

Corrections affecting net loss:

Write-off of patent costs                                                        (1,005)                  (1,005)
Write-off of licensing fees                                                    (950,000)              (1,381,625)
--------------------------------------------------------------------------------------------------------------------

Net loss as restated                                                         (9,335,852)             (15,495,960)
--------------------------------------------------------------------------------------------------------------------

                                                                                                   For the three
                                                                                                 months ended April
                                                                                                        30,
                                                                                                       2004
                                                                                                        $
Loss per share as previously reported                                                                     (0.41)

Loss per share on restatements                                                                            (0.05)
--------------------------------------------------------------------------------------------------------------------

Loss per share as restated                                                                                (0.46)
--------------------------------------------------------------------------------------------------------------------


                                                                         April 30,
                                                                           2004                         April 30,
                                                                        Previously                        2004
                                                                         Reported      Adjustment      As Restated
Balance Sheet                                                                $              $               $
Intangible Assets                                                        1,382,630     (1,382,630)               -
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                             2,798,184     (1,382,630)       1,415,554
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                               (442,405)    (1,382,630)      (1,825,035)
--------------------------------------------------------------------------------------------------------------------



Statement of Cash Flows

Net Cash Used in Operating Activities                                   (1,126,647)      (951,005)      (2,077,652)
--------------------------------------------------------------------------------------------------------------------


Net Cash Used in Investing Activity                                       (951,005)       951,005                -
--------------------------------------------------------------------------------------------------------------------

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 10 - PRIOR YEAR RESTATEMENT

The Company's financial statements as of January 31, 2004 and for the year then ended were restated due to the correction of an error relating to the write-off of licensing fees. A total of $431,625 of previously capitalized licensing fees were charged to operations. Refer to the Company's Amended 10-KSB filed for the year ended January 31, 2004.


NOTE 11 - SUBSEQUENT EVENT

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


Our net loss for the three-month period ended April 30, 2004 increased substantially from the comparative period in fiscal 2003 (from $6,897 in 2003 to $9,335,852 in 2004). This was primarily due to $7,296,750 in stock-based compensation and license fee expense of $950,000, as compared with none in either category in the comparable period in 2003, and increases in administrative costs from $1,534 in 2003 to $166,909 in 2004, and management and consulting fees from none in 2003 to $793,975 in 2004. The increases in management and consulting fees and administrative costs resulted from a general increase in our business activities under the license agreement with RV Systems, Inc., including accounting and legal matters, technology development, development of a business plan, media exposure and contacts for the technology, trade show appearances, and joint venture partner development, both in the United States and in India and China.

Stock based compensation was used instead of cash consulting fees for business development consulting services. In the period ended April 30, 2004, Whistler incurred $7,296,750 of stock based compensation for business development consulting services, which services primarily consisted of incorporation of the Company's current electric power pack technology in its business, introductions to and negotiation with potential joint venture partners in India and China, and with potential joint venture partners or customers in the United States, including Powerski (with which negotiations are on hold at present). Whistler believes that it was appropriate to utilize the stock based compensation to conserve cash for expenditures that require cash, such as license fee payments, equipment purchases, management salaries and other overhead, marketing expenses and trade shows and legal and accounting expenses.

We also incurred interest expense of $30,000 related to a loan payable (see Note 7 to Financial Statements).

PLAN OF OPERATION
     During the period since inception on April 12, 2000 to April 30, 2004, we have incurred operating losses aggregating $15,495,960. At April 30, 2004, we had working capital of $962,768 and a stockholders' deficit of $1,825,035442,405. The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders and other parties, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

     As of April 30, 2004, we had cash on hand of $1,203,357. Our liabilities at the same date totaled $3,240,589 and consisted primarily of accounts payable and accrued liabilities of $223,446 and a loan payable of $3,000,000. We anticipate that our license fee expenses to acquire the licenses from RV Systems, Inc. will be in excess of $3,100,000, if we secure rights to all licensed products, and that up to $1,000,000 of additional working capital will be required over the next 12 months for market introduction of these products through joint venture partners or otherwise. We do not have sufficient cash on hand to meet these anticipated obligations.


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

          The Company is required to pay the Licensor the technology payments (the "Technology Payments") (to be paid to Lithium House) as specified in the License Agreement ($100,000 for two- and three-wheeled vehicles, and $50,000 for lawn and garden equipment) to be paid on or before October 31, 2003. For NEV's we are required to pay $250,000 no later than December 31, 2003, with a weekly minimum of $15,000. We are also required to pay Licensor product development payments of $400,000, on or before December 31, 2003, with a weekly minimum of $15,000, for two- and three-wheeled vehicles; $200,000 for lawn and garden equipment, on or before December 31, 2003, with a weekly minimum of $15,000; and $1,000,000, payable no later than March 31, 2004, with a weekly minimum of $35,000 for NEV's ("Product Development Payments"). We have signed additional amendments to the License Agreement as of January 5, February 2 and March 20, 2004, covering power systems for watercraft, solar houses and lithium battery power packs, respectively. These additional agreements require Technology and Product Development Payments of $2,500,000 ($250,000 for watercraft, due no later than March 31, 2004; $2,000,000 for solar houses, $500,000 of which is payable no later than March 31, 2004, and $1,500,000, due no later than October 31, 2004; and $250,000 for lithium battery power packs, $50,000 of which is payable no later than June 30, 2004 and $200,000 of which is payable no later than September 30, 2004. As of April 30, 2004, we have paid an aggregate of $1,393,400 in license payments to RV Systems, and are continuing weekly license fee payments of approximately $35,000, as per a supplemental letter agreement with RV Systems dated February 3, 2004. Total license fees payable under the License Agreement and amendments are $4,500,000, leaving approximately
$3,100,000  in  license  fees  payable  subsequent  to  April 30,  2004.   As
reimbursement to the Company, Licensor is required to pay to us the proceeds from any sales by Licensor of product inventory manufactured with the financing provided by the Product Development Payments as and when that product inventory is sold by Licensor.

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

Solium Power Corp.

         Our Lithium Solar House ("LSH") project will be under the direction of Chaz Haba and is to provide a test bed for an alternative source of power to the home -- not connected to the power grid. The power source will be Solar Panels for charging of the Lithium Ion Batteries, which are used for storage of the power. The system will supply DC power for the home and all appliances (using from 12 volts to 48 volts), lighting, heat, air, etc., and will involve a site in Van Nuys, California. We have now received the plans approved by the City of Van Nuys and are currently renovating this Sola r House. Construction completion and testing is anticipated by Summer 2004.


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


         On January 20, 2004, we announced agreement for a $10 million equity line with Boston-based Dutchess Private Equities Fund, LP. We currently intend to file the necessary registration documents with the SEC. Under our agreements with Dutchess, the date by which we are required to file the registration statement for the equity line has been extended to August 31, 2004. There is no assurance that we will be successful in completing the filings for and/or utilizing this possible financing source.

         On February 24, 2004, we announced receipt of $1 million dollars of a $3 million dollar non-recourse loan to be collateralized by stock. On April 14, 2004, we drew down an additional $1,000,000 on this loan, and on April 22, 2004, we drew down the final $1,000,000 of the loan. The lender is Sterling Capital, Inc., and the loan is required to be collateralized by 30,000,000 shares of restricted common stock (split adjusted).

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

          Our current operating funds are less than necessary to complete the license payments to RV Systems for commercialization of products utilizing Lithium House portable power systems under the License Agreement, and therefore we will need to obtain additional financing in order to complete our business plan. Our business plan will require substantial additional financing in connection with the initial commercialization of the products under the License Agreement. We anticipate that our license fee expense to acquire the licenses from RV Systems, Inc. will be in excess of $3,100,000, if we secure rights to all licensed products, and that up to $1,000,000 of additional working capital will be required over the next 18 months for market introduction of these products through joint venture partners or otherwise. We do not have sufficient cash on hand to meet these anticipated obligations.


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

Item 3. Controls and Procedures.

As of the end of the fiscal quarter covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-QSB. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                                             Whistler Investments, Inc.

                                              /s/Holly Roseberry
                                             --------------------------
                                             Holly Roseberry
                                             President and Director
                                             (Principal Executive Officer)
                                             Dated: October 4, 2004

                                             Whistler Investments, Inc.

                                              /s/Mehboob Charania
                                             -----------------------------
                                             Mehboob Charania
                                             Secretary, Treasurer, C.F.O.
                                             (Principal Financial Officer)
                                             Dated: October 4, 2004