Form 10QSB
period 2004-10-31
WHISTLER INVESTMENTS INC /NV/
filed 2004-12-15
CIK 1141263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended October 31, 2004
                                   ----------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of
    1934

              For the transition period from            to
                                             -----------   --------------

                       Commission File Number  000-33391
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


5001 East Bonanza Road, Suite 138-145
Las Vegas, Nevada                                           89110
-----------------------------------------     -------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code: 818-780-2403
                                                -------------

                      5001 East Bonanza Road, Suite 144-145
                             Las Vegas, Nevada 89110
    -----------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report)



State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 59,399,049 shares of $0.001 par value common stock outstanding as of December 13, 2004.

                           WHISTLER INVESTMENTS, INC.

                                TABLE OF CONTENTS

                                                                                          Page No.
     PART I.  FINANCIAL INFORMATION

     ITEM I - Unaudited Consolidated Financial
          Statements

         Consolidated Balance Sheets as of October 31,
         2004 (Unaudited) and January 31, 2004 (Audited)                                     F-1

         Consolidated  Statements  of  Operations  for the Three and Nine Months
         Ended October 31, 2004 and 2003 and from inception (April 12, 2000)
         to October 31, 2004 (Unaudited)                                                     F-2

         Consolidated Statements of Cash Flows
         for the Nine Months Ended October 31,
         2004 and 2003 (Unaudited)                                                           F-3

         Notes to Consolidated Financial Statements                                          F-4

     ITEM2 -  Management's  Discussion  and Analysis of Financial  Condition and
         Results of Operations.

     ITEM 3 - Controls and Procedures.


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

                                October 31, 2004

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                            (Expressed in US Dollars)

                                                                                     October 31,       January 31,
                                                                                            2004              2004
                                                                                     (unaudited)         (audited)
                                                                                                       (Restated -
                                                                                                       see Note 9)
===================================================================================================================
ASSETS

CURRENT
     Cash                                                                        $        6,971   $      169,428
     Prepaid deposit                                                                      3,500                -
-------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                     10,471          169,428

PROPERTY AND EQUIPMENT (Note 3)                                                             501            3,219
DEFERRED FINANCING COSTS (Note 6)                                                       150,000                -
-------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                     $      160,972   $      172,647
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
     Accounts payable and accrued liabilities                                    $      224,265   $      133,017
     Due to related parties (Note 4)                                                  1,183,927          553,983
     Advances payable (Note 8)                                                            8,205            8,205
-------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                             1,416,397          695,205

LOAN PAYABLE (Note 6)                                                                 3,000,000                -
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                     4,416,397          695,205
-------------------------------------------------------------------------------------------------------------------

Non-Controlling Minority Interest (Note 2(a))                                            10,262                -
-------------------------------------------------------------------------------------------------------------------

Contingencies and Commitments (Notes 1 and 7)

STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK, $0.001 par value per share
     Authorized - 5,000,000 shares
     Issued - Nil                                                                             -                -
COMMON STOCK, $0.001 par value per share
     Authorized - 270,000,000 shares
     Issued - 59,399,049 and 61,250,031 shares, respectively                             59,399           61,250
ADDITIONAL PAID IN CAPITAL                                                           13,677,776        5,892,300
SUBSCRIPTION RECEIVABLE                                                                       -          (50,000)
DEFERRED COMPENSATION (Note 2(j))                                                             -         (266,000)
DEFICIT                                                                             (18,002,862)      (6,160,108)
-------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                          (4,265,687)        (522,558)
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $      160,972   $      172,647
===================================================================================================================



   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Expressed in US Dollars)
                                   (unaudited)

                                                                                                                  Accumulated
                                                                                                                     from
                                                                                                                April 12, 2000
                                                       For the Three Months               For the Nine              (Date of
                                                               Ended                       Months Ended             Inception)
                                                              October 31,                   October 31,           to October 31,
                                                          2004          2003            2004          2003            2004
                                                            $            $                $             $               $
                                                                     (Restated-                   (Restated-
                                                                     See Note 10)                 See Note 10)
=================================================================================================================================
Expenses
     Depreciation                                             674           466            2,718        1,398            9,529
     Licensing fees (Note 7(a))                           264,637       157,000        1,974,637      157,000        2,418,037
     Management fees (Note 4(a))                          268,915        34,621        1,231,244       68,139        1,424,240
     General and administrative                           442,872        24,938          876,615       55,110          999,263
     Professional fees                                    125,158        17,474          247,073       29,339          409,142
     Rent and office                                       24,434         6,505           38,253       11,252           74,703
     Write-off of mineral property                              -             -                -            -            5,150
     Research and development                               4,485         8,633           65,127        8,633           85,395
     Stock compensation (Note 2(k))                             -     1,308,700        7,344,000    2,480,500       11,738,000
---------------------------------------------------------------------------------------------------------------------------------

                                                        1,131,175     1,558,337       11,779,667    2,811,371       17,163,459
Interest Expense                                           30,000             -           90,084            -          114,154
Other (Income)                                                  -        (3,384)         (18,059)      (3,384)         (22,837)
---------------------------------------------------------------------------------------------------------------------------------

Net Loss Before Discontinued Operations And Minority
Interest                                               (1,161,175)   (1,554,953)     (11,851,692)  (2,807,987)     (17,254,776)

Loss From Discontinued Operations                               -             -                -            -         (757,024)

Non-Controlling Minority Interest (Note 2(a))               8,938             -            8,938            -            8,938
---------------------------------------------------------------------------------------------------------------------------------

Net Loss For The Period                                (1,152,237)   (1,554,953)     (11,842,754)  (2,807,987)     (18,002,862)
=================================================================================================================================

Net Loss Per Share - Basic and Diluted                      (0.02)        (0.03)           (0.20)       (0.06)
=================================================================================================================================


Weighted average number of common shares outstanding   59,399,049    47,250,000       58,745,000   45,004,500
=================================================================================================================================



   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Expressed in US Dollars)
                                   (unaudited)

                                                                                                       For the Nine
                                                                                                      Months  Ended
                                                                                    For the Nine        October 31,
                                                                                   Months  Ended               2003
                                                                                     October 31,      (Restated-See
                                                                                            2004           Note 10)
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                                                         $  (11,842,754)   $   (2,807,987)

Adjustments to reconcile net loss to cash
     Depreciation and amortization                                                       2,718             1,398
     Stock-based compensation                                                        7,344,000         2,480,500
     Amortization of deferred loan financing fee                                        90,000                 -
     Non-controlling minority interest                                                  10,262                 -


Changes in operating assets and liabilities
     (Increase) in prepaid expense                                                      (3,500)                -
     Increase in accounts payable and accrued liabilities                               91,247            28,323
     Increase in advances payable                                                            -             8,205
     (Decrease) in amounts due to related parties                                            -           (58,716)
--------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                                               (4,308,027)         (348,277)
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                           705,625           378,750
     Proceeds from loan financing                                                    3,000,000                 -
     Payment of financing fees                                                        (240,000)                -
     Related party advances                                                            629,945                 -
     Proceeds from share subscriptions receivable                                       50,000                 -
--------------------------------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                                            4,145,570           378,750
--------------------------------------------------------------------------------------------------------------------

(DECREASE) INCREASE IN CASH                                                           (162,457)           30,473

CASH, BEGINNING OF PERIOD                                                              169,428               104
--------------------------------------------------------------------------------------------------------------------

CASH, END OF YEAR                                                               $        6,971    $       30,577
====================================================================================================================

SUPPLEMENTAL DISCLOSURES

Interest paid                                                                                                  -
Income taxes paid                                                                                              -



   (The accompanying notes are an integral part of these financial statements)

                           WHISTLER INVESTMENTS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2004
                            (Expressed in US Dollars)
================================================================================

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has neither a history of earnings nor has it paid any dividends and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future. During the period since inception on April 12, 2000 to October 31, 2004, the Company has incurred operating losses aggregating $18,002,862. At October 31, 2004, the Company has a working capital deficiency of $1,405,926 and a stockholders' deficit of $4,265,687. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other related parties, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no assurance that the Company will successfully acquire businesses or assets that will produce a profit. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt concerning the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On January 19, 2004, the Company entered into an Investment Agreement and a Registration Rights Agreement ("the Agreement") with Dutchess Private Equities Fund, L.P. (Dutchess). Pursuant to the Agreement, the Company may periodically "put" or require Dutchess to purchase shares of common stock at below market prices in exchange for the utilization of a ten million dollar equity line of financing. The Agreement requires the Company to file an SB-2 Registration Statement with the Securities and Exchange Commission to register for resale by Dutchess the shares of common stock purchased. The Registration Statement was to be filed within 30 days of the issuance of the Company's audited financial statements for the fiscal year ended January 31, 2004. The Company was granted an extension to October 31, 2004, and has not obtained a further extension.

During the three month period ended April 30, 2004, the Company received financing of three million dollars from Sterling Capital, Inc. The amount received is in the form of a non-recourse loan collateralized by the Company's common shares. (See Note 6).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a)   Principles of Consolidation
     The consolidated financial statements include the accounts of Whistler Investments, Inc. and its majority owned subsidiaries, Global Electric Corp., R-Electric Car Co., and Solium Power Corp. Global Electric Hong Kong Corp. is a wholly owned subsidiary of Global Electric Corp. All significant intercompany accounts and transactions have been eliminated.

     During the three months ended October 31, 2004, the subsidiaries referred to above, issued common shares to non-related parties, resulting in a non-controlling minority interest. Ownership percentage of the majority owned subsidiaries by the Company is as follows:

     Global Electric Corp.        67.6%
     R-Electric Car Co.           71.4%
     Solium Power Corp.           71.4%

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004
(Expressed in US Dollars)
================================================================================

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004
(Expressed in US Dollars)
================================================================================

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     Deferred Compensation
     During the nine months ended October 31, 2004, the Company amortized $266,000 of deferred compensation that has been recorded as stock based compensation and charged to operations.

     2003 Stock Option Plan
     The Company established the 2003 Restricted Stock Plan ("the Plan') during the year and filed an S-8 Registration Statement with the U.S. Securities and Exchange Commission that was declared effective. The plan allows the Company's Board of Directors to issue up to 18,000,000 (split adjusted) common shares pursuant to the Plan as compensation for services rendered to the Company. The Company's Board of Directors has discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the plan.

     The pro forma information is as follows:

                                                                 Three Months Ended            Nine Months Ended
                                                                    October 31,                   October 31,
                                                                 2004          2003           2004           2003
                                                                  $             $              $              $
     Net loss -- as reported                                     (1,152,237)   (1,554,953) (11,842,754)     (2,807,987)
     Add: Stock-based compensation expense included in net
        loss -- as reported                                               -     1,308,700    7,344,000       2,480,500
     Deduct: Stock-based compensation expense determined
        under fair value method                                           -    (1,316,465)  (7,356,209)     (2,512,223)
     Net loss -- pro forma                                       (1,152,237)   (1,562,718) (11,854,963)     (2,839,710)
     Net loss per share (basic and diluted) -- as reported            (0.02)        (0.03)       (0.20)          (0.06)
     Net loss per share (basic and diluted) -- pro forma              (0.02)        (0.03)       (0.20)          (0.06)

     The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model. Under the Black-Scholes option-pricing model, the weighted average fair value of stock options granted during the three months ended April 30, 2004 was $2.81. The Company did not grant any stock options during the three months ended October 31, 2004 or July 31, 2004. There was no dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, as the Company had a net loss.Among other factors, the
     Black-Scholes model considers the expected life of the option and the expected volatility of the Company's stock price in arriving at an option valuation. For pro forma purposes, the estimated fair value of the Company's stock-based awards is amortized over the vesting period of the underlying instruments. The fair value of options granted using Black-Scholes was determined using the following weighted average assumptions.

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004
(Expressed in US Dollars)
================================================================================

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

j)   Stock Based Compensation (continued)

                                                                   Three Months Ended        Nine Months Ended
                                                                       October 31,              October 31,
                                                                   2004          2003        2004         2003
                                                                     $            $           $             $
     Expected dividend yield                                              -            0%          0%            0%
     Risk-free interest rate                                              -            1%       1.39%            5%
     Expected volatility                                                  -          100%         50%          100%
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

l)   Comprehensive Loss
     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, there is no difference from net loss.

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

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004
(Expressed in US Dollars)
================================================================================

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


NOTE 3 - PROPERTY AND EQUIPMENT

                                                                                          October 31,     January 31,
                                                                                             2004            2004
                                                                                           Net Book      Net Book Value
                                                                        Accumulated          Value         (audited)
                                                         Cost           Amortization      (unaudited)
                                                   ---------------------------------------------------------------------
Furniture and fixtures                                  $ 4,819             $4,318            $501          $ 2,004
Computer equipment                                        5,211              5,211               -            1,215
                                                   ---------------------------------------------------------------------

                                                        $10,030             $9,529            $501          $ 3,219
                                                   =====================================================================

NOTE 4 - RELATED PARTY TRANSACTIONS

a) The Company incurred management fees of $22,467 (2003 - $8,800) to an officer during the nine months ended October 31, 2004 and 2003, respectively.

b) The Company received advances from a company controlled by a minority stockholder of $412,900 during the three months ended October 31, 2004. The total amount owing to this company is $1,161,958, which is unsecured, non-interest bearing and payable on demand.

c) The Company advanced $33,531 to a company controlled by a majority stockholder during the three months ended July 31, 2003. The amount was repaid during the three months ended October 31, 2004. This related company is owed $2,311 for expenses paid on behalf of the Company, as of October 31, 2004. Amounts owing are non-interest bearing, unsecured and payable on demand.

NOTE 5 - STOCKHOLDERS' EQUITY

Common Shares
a) The Company's Board of Directors approved a three for one forward split of common shares, which was effective November 19, 2004. Stockholders of record were entitled to three shares of common stock for each share held on that date. All share amounts have been retroactively adjusted to reflect the stock split.
b) During the quarter ended July 31, 2004 the Company issued 228,000 (split adjusted) common shares at an exercise price of $0.25 resulting from the exercise of stock options for total proceeds of $19,000.
c) During the quarter ended April 30, 2004 the Company issued 8,239,500 (split adjusted) common shares at an exercise price of $0.25 resulting from the exercise of stock options for total proceeds of $686,625.

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004
(Expressed in US Dollars)
================================================================================

NOTE 5 - STOCKHOLDERS' EQUITY

Common Shares (continued)
d) During the prior year, the Company issued 10,125,000 (split adjusted) restricted common shares to RS International Consultants GMBH ("RS"), an international business consulting company, pursuant to a $5,000,000 financing agreement. The financing agreement did not close and the Company did not obtain any financing from RS. The Company was returned the restricted common share certificates by RS, which were cancelled in May, 2004.
e) During the quarter ended April 30, 2004, the Company entered into a Stock Redemption and Reissuance Agreement (the "Redemption Agreement"), dated as of February 10, 2004, with Salim S. Rana Investments Corp. (SSRIC), our major stockholder. Pursuant to which SSRIC on February 10, 2004, contributed 9,000,000 (split adjusted) shares of our common stock to our treasury. Under the Redemption Agreement, SSRIC contributed the Shares to the Company's treasury at no cost to the Company. The Company had the ability under the Redemption Agreement, and did, utilize the shares for proper corporate purposes, including option exercises and issuances to consultants. Under the Redemption Agreement, the Company is obligated to return the Shares, at no cost, to SSRIC. On June 3, 2004, the Company reissued the 9,000,000 shares contributed to the Company's treasury by SSRIC.
f) During the quarter ended April 30, 2004, the Company's Board of Directors approved a three for one split of common shares, which become effective March 10, 2004. Stockholders of record were entitled to three shares of common stock for each share held on that date. All per share amounts in the consolidated financial statements have been retroactively adjusted to reflect the stock split.
g) During the prior year July 31, 2003 the Company's Board of Directors approved a one for ten reverse stock split of common shares that was effective July 11, 2003. All share amounts have been retroactively adjusted to reflect the reverse stock split.

NOTE 6 - LOAN PAYABLE

During the three month period ended April 30, 2004, the Company received financing of three million dollars from Sterling Capital, Inc. for the development of specific products and for general working capital. Due diligence fees of $240,000 were incurred by the Company with $80,000 being deducted from the proceeds of the loan and $160,000 paid by the Company in the quarter ended July 31, 2004. The loan bears simple interest of 5% per annum and is repayable 24 months from the date on which each instalment was advanced to the Company. The amount received is in the form of a non-recourse loan collateralized by 90,000,000 (split adjusted) shares of restricted common stock. The Company was to issue the restricted shares immediately following an increase in the number of authorized common shares.

During the three months ended October 31, 2004, the Company increased the number of authorized shares to 270,000,000 (split adjusted), however the restricted shares have not been issued. The Company has a commitment to issue the restricted shares.

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004
(Expressed in US Dollars)
================================================================================

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

     The Company is required to pay Lithium House (the "Licensor") technology payments (the "Technology Payments) as specified in the License Agreement. The technology payments consisted of $100,000 for two- and three-wheeled vehicles, and $50,000 for lawn and garden equipment to be paid on or before October 31, 2003. For neighbourhood electric vehicles ("NEV's") the Company was required to pay $250,000 no later than December 31, 2003, with a weekly minimum of $15,000. We were also required to pay Licensor product development payments of $400,000, on or before December 31, 2003, with a weekly minimum of $15,000, for two- and three-wheeled vehicles; $200,000 for lawn and garden equipment, on or before December 31, 2003, with a weekly minimum of $15,000; and $1,000,000, payable no later than March 31, 2004, with a weekly minimum of $35,000 for NEV's ("Product Development Payments"). We have signed additional amendments to the License Agreement as of January 5, February 2 and March 20, 2004, covering power systems for watercraft, solar houses and lithium battery power packs, respectively.

     These additional agreements require Technology and Product Development Payments of $2,500,000 ($250,000 for watercraft, due no later than March 31, 2004; $2,000,000 for solar houses, $500,000 of which is payable no later than March 31, 2004, and $1,500,000, due no later than October 31, 2004; and $250,000 for lithium battery power packs, $50,000 of which is payable no later than June 30, 2004 and $200,000 of which is payable no later than September 30, 2004). As of October 31, 2004 the Company had paid $2,418,000 in license fees. Total license fees payable under the License Agreement and amendments are $4,500,000, leaving $2,082,000 in license fees payable subsequent to October 31, 2004.


     On February 3, 2004, the Company and RV agreed to an amendment to the Agreement requiring minimum weekly payments of $35,000 towards all license payments owing to date. As a result the Company is not in default of its payment obligations to RV.

     Remaining obligations under the Agreement are as follows:

     Year Ended January 31,

     2005                                                           460,000
     2006                                                         1,622,000
                                                              -------------
                                                                  2,082,000
                                                              =============

b) The Company's majority owned subsidiary, Global Electric Corporation ("Global"), entered into a lease of a manufacturing facility in Van Nuys, California. The lease was for a period of four months commencing July 1, 2004 at $3,500 per month. Commencing November 1, 2004 Global is leasing the facility on a month-to-month basis.

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004
(Expressed in US Dollars)
================================================================================

NOTE 7 - COMMITMENTS

c) During the three month period ended April 30, 2004, the Company received financing of three million dollars from Sterling Capital, Inc. for the development of specific products and for general working capital. The amount received is in the form of a non-recourse loan collateralized by 90,000,000 (split adjusted) shares of restricted common stock. (Refer to Note 6.) The Company was to issue the restricted shares immediately following an increase in the number of authorized common shares. During the three months ended October 31, 2004, the Company increased the number of authorized shares to 270,000,000 (split adjusted), however the restricted shares have not been issued. The Company has a commitment to issue the respective shares.

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

On December 9, 2004, the Company was served with a complaint by Global Electric Motorcars LLC, Fargo, North Dakota, naming Whistler Investments, Inc., and its subsidiary, Global Electric Corporation ("GEC"), seeking relief for trademark infringement, unfair competition, Federal trademark dilution, and other state remedies, by reason of Whistler's and GEC's use of the "Global Electric" designation in our business. The suit was filed in the United States District Court, Southeastern Division, District of North Dakota. The complaint seeks, inter alia, an injunction against the Company's and GEC's use of the term "Global Electric", committing unfair trade practices, requiring delivery by the Company to the plaintiff of all materials of any type referring to "Global Electric" and assignment of the Internet domain name, globalelectric.com. The complaint also seeks an accounting for unspecified damages sustained by the plaintiff and for the Company's profits, with an order that the amount of damages be increased three times the amount thereof, as well as attorneys' fees.

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004
(Expressed in US Dollars)
================================================================================

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


NOTE 10 - RESTATEMENTS

The Company restated its financial statements as of October 31, 2003 and for the three and nine-month periods then ended due to the write off of previously capitalized licensing fees (refer to Note 9). The amount of anticipated future revenues from technology and product development payments could not be determined with a reasonable level of certainty by the Company. The nature of the restatements were as follows:

                                                                                  For the three      For the nine
                                                                                   months ended      months ended
                                                                                   October 31,       October 31,
                                                                                       2003              2003
                                                                                        $                 $
Statement of Operations

Net loss as previously reported                                                      (1,401,878)       (2,654,912)

Corrections affecting net loss:

Write-off of licensing fees                                                            (153,075)         (153,075)
--------------------------------------------------------------------------------------------------------------------

Net loss as restated                                                                 (1,554,953)       (2,807,987)
--------------------------------------------------------------------------------------------------------------------

                                                                                   For the three     For the nine
                                                                                   months ended      months ended
                                                                                    October 31,      October 31,
                                                                                       2003              2003
                                                                                         $                $
Statement of Operations (continued)

Loss per share as previously reported                                                     (0.03)            (0.06)

Loss per share on restatements                                                                -                -
--------------------------------------------------------------------------------------------------------------------

Loss per share as restated                                                                (0.03)            (0.06)
--------------------------------------------------------------------------------------------------------------------

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004
(Expressed in US Dollars)
================================================================================


NOTE 10 - RESTATEMENTS (continued)

                                                                     For the nine
                                                                     months ended                    For the nine
                                                                     October 31,                     months ended
                                                                         2003                        October 31,
                                                                      Previously                         2003
                                                                       Reported       Adjustment     As Restated
Statement of Cash Flows                                                   $               $               $

Net Cash Used in Operating Activities                                   (191,277)       (157,000)        (348,277)
--------------------------------------------------------------------------------------------------------------------


Net Cash Used in Investing Activity                                     (157,000)        157,000                -
--------------------------------------------------------------------------------------------------------------------


NOTE 11 - SUBSEQUENT EVENT

In November 2004, the Company through a newly formed wholly-owned subsidiary, acquired certain assets of Trade Winds Telecom LLC, a company based in the State of Florida and a provider of Voice Over Internet Protocol Systems for $20,000 in cash and an $80,000 one-year 10% note. Assets purchased consisted of receivables, equipment and software, and all subscribers to date. The transaction closed on December 3, 2004.

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


THREE AND NINE MONTHS ENDED OCTOBER 31, 2004 and 2003

We incurred a net loss of $1,152,237 for the three months ended October 31, 2004, and of $11,842,754 for the nine months ended October 31, 2004, which latter period included licensing fees of $1,974,637, management and consulting fees of $1,231,244, general and administrative costs of $876,615, professional fees of $147,073, rent and office expense of $38,253 and $2,718 in depreciation expense.


Our net loss for the three-month period ended October 31, 2004 decreased from the comparative period in fiscal 2003 (from $1,554,953 in 2003 to $1,152,237 in 2004). This was primarily due to no stock based compensation expense in 2004 as compared with stock based compensation expense of $1,308,700 in the three-month period ended October 31, 2003. However, professional fees increased in this period from $17,474 in the three-month period ended October 31, 2003 to $125,158 in the comparable period in 2004, due to increased legal expenses. License fee expense in the three-month period ended October 31, 2004 was $264,637 compared with $157,000 in the comparable period in 2003, administrative costs increased from $24,938 in 2003 to $442,872 in 2004, and management fees from $34,621 in 2003 to $268,915 in 2004.

Our net loss for the nine-month period ended October 31, 2004 increased from the comparative period in fiscal 2003 (from $2,807,987 in 2003 to $11,842,754 in 2004). In the nine-month period ended October 31, 2004, Whistler incurred $7,344,000 of stock based compensation for business development consulting services, which services primarily consisted of incorporation of the Company's current electric power pack technology in its business, introductions to and negotiation with potential joint venture partners in India and China, and with potential joint venture partners or customers in the United States, including Powerski (with which negotiations are on hold at present). In the comparable period in 2003, stock based compensation was $2,480,500. Whistler believes that it was appropriate to utilize stock based compensation to conserve cash for expenditures such as license fee payments, management salaries, marketing expenses, trade shows and legal and accounting expenses. In addition, in the nine-month period ended October 31, 2004, general and administrative expense increased from $55,110 to $876,615, licensing fees increased from $157,000 to 1,974,637, and management fees increased from $68,139 to $1,231,244, as compared with the comparable period in 2003.

     For the three- and nine-month periods ending October 31, 2004, the license fee payments and the increases in management and administrative costs resulted from a general increase in our business activities under the license agreement with RV Systems, Inc., including accounting and legal matters, technology development, development of a business plan, media exposure and contacts for the technology, and joint venture partner development, both in the United States and in India and China.

     In the nine-month period ended October 31, 2004, we also incurred interest expense of $90,084 related to a loan payable (see Note 6 to Financial Statements).

PLAN OF OPERATION

     During the period since inception on April 12, 2000 to October 31, 2004, we have incurred operating losses aggregating $18,002,862. At October 31, 2004, we had a working capital deficiency of $1,405,926 and a stockholders' deficit of $4,265,687. The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders and other parties, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

     As of October 31, 2004, we had cash on hand of $6,971. Our liabilities at the same date totaled $4,416,397 and consisted primarily of accounts payable and accrued liabilities of $224,265, amounts due to related parties of $1,183,927 and a loan payable of $3,000,000. We anticipate that our license fee expenses to complete the acquisition of the licenses from RV Systems, Inc. will be in excess of $2,000,000, if we secure rights to all licensed products, and that up to $1,000,000 of additional working capital will be required over the next 12 months for market introduction of these products through joint venture partners or otherwise. We do not have sufficient cash on hand to meet these anticipated obligations.


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

          The Company is required to pay the Licensor the technology payments (the "Technology Payments") (to be paid to Lithium House) as specified in the License Agreement ($100,000 for two- and three-wheeled vehicles, and $50,000 for lawn and garden equipment) to be paid on or before October 31, 2003. For NEV's we are required to pay $250,000 no later than December 31, 2003, with a weekly minimum of $15,000. We are also required to pay Licensor product development payments of $400,000, on or before December 31, 2003, with a weekly minimum of $15,000, for two- and three-wheeled vehicles; $200,000 for lawn and garden equipment, on or before December 31, 2003, with a weekly minimum of $15,000; and $1,000,000, payable no later than March 31, 2004, with a weekly minimum of $35,000 for NEV's ("Product Development Payments"). We have signed additional amendments to the License Agreement as of January 5, February 2 and March 20, 2004, covering power systems for watercraft, solar houses and lithium battery power packs, respectively. These additional agreements require Technology and Product Development Payments of $2,500,000 ($250,000 for watercraft, due no later than March 31, 2004; $2,000,000 for solar houses, $500,000 of which is payable no later than March 31, 2004, and $1,500,000, due no later than October 31, 2004; and $250,000 for lithium battery power packs, $50,000 of which is payable no later than June 30, 2004 and $200,000 of which is payable no later than September 30, 2004. As of October 31, 2004, we have paid an aggregate of $2,418,037 in license payments to RV Systems, and are continuing license fee payments to RV Systems of approximately $15,000 per week. Total license fees payable under the License Agreement and amendments are $4,500,000, leaving approximately $2,000,000 in license fees payable subsequent to October 31, 2004. As reimbursement to the Company, Licensor is required to pay to us the proceeds from any sales by Licensor of product inventory manufactured with the financing provided by the Product Development Payments as and when that product inventory is sold by Licensor.

Commercial Initiatives

China

         Upon invitation from Geely Corporation, we and Mr. Chaz Haba of Lithium House have traveled to China and met with the Motorcycle Division and the International Trade Division of Geely Corporation. We are currently in the process of incorporating in China to position ourselves for pursuit of joint ventures. We have signed Memorandum of Understanding, dated March 15, 2004, with Geely that states that we have purchased three models of scooters and motorbikes and one model of an ATV, totalling 10 vehicles, with the intention of purchasing 10 more units. We are in the process of converting these vehicles into electric versions; upon successful conversion Geely is manufacture these models "gliders" (without engine or exhaust system) for ease of conversion at a pre-agreed price. Geely would also work toward a comprehensive joint venture agreement in a format agreed upon by both companies and details acceptable to both parties.

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

Austin Energy

         We purchased a 2004 Chrysler PT Cruiser and converted it to a prototype for Austin Energy (City of Austin, Texas); we delivered the prototype to Austin Energy September 2004. We are waiting for an opportunity to submit a bid if Austin Energy announces a procurement for this type of product.

Solium Power Corp.

         Our Lithium Solar House ("LSH") project will be under the direction of Chaz Haba and is to provide a test bed for alternative power to the home -- not connected to the power grid. The power source is Solar Panels for charging of the Lithium Ion Batteries, which are used for storage of the power. The system will supply DC power for the home and all appliances (using from 12 volts to 48 volts), lighting, heat, air, etc., and involves a site in Van Nuys, California. We are currently renovating this Solar House, and testing is in progress.


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


              On February 24, 2004, we announced receipt of $1,000,000 of a $3,000,000 non-recourse loan to be collateralized by stock. On April 14, 2004, we drew down an additional $1,000,000 on this loan, and on April 22, 2004, we drew down the final $1,000,000 of the loan. The lender is Sterling Capital, Inc., and the loan is required to be collateralized by 90,000,000 shares of restricted common stock.

         As of October 31, 2004, we had a related party payable of $1,183,927. The related party payable consisted primarily of a payable due to Salim S. Rana Investments Corp. in connection with our previous acquisition of the Azra shopping center and advances to the Company by the related party. During our fiscal year ended January 31, 2004, Salim S. Rana Investments Corp. had advanced approximately $175,000 additionally to the Company. We have repaid this debt relating to the Azra shopping center and all advances by this stockholder as of February 25, 2004.

         The Company received advances from a company controlled by a minority stockholder of $412,900 during the three months ended October 31, 2004. The advances are unsecured, non-interest bearing and payable on demand.

         The Company advanced $33,531 to a company controlled by a majority stockholder during the three months ended October 31, 2003. The amount was repaid to the Company in this period.

         The Company held a special meeting of shareholders and increased our authorized common stock to 270,000,000 shares (adjusted for the three-for-one forward split effective November 19, 2004), so as to have additional stock available for collateralizing the Sterling Capital loan and for equity financing, if required.

         We have raised equity capital through issuances of common stock and debt. During the nine months ended October 31, 2004, we received proceeds of $705,625 from the exercise of stock options, $50,000 from the issuance of common stock pursuant to a subscription and $2,760,000 in net loan proceeds from the Sterling Capital $3,000,000 loan.

       Our current operating funds are less than necessary to complete the license payments to RV Systems for commercialization of products utilizing Lithium House portable power systems under the License Agreement, and therefore we will need to obtain additional financing in order to complete our business plan. Our business plan will require substantial additional financing in connection with the initial commercialization of the products under the License Agreement. We anticipate that our license fee expense to acquire the licenses from RV Systems, Inc. will be in excess of $2,000,000, if we secure rights to all licensed products, and that up to $1,000,000 of additional working capital will be required over the next 12 months for market introduction of these products through joint venture partners or otherwise. We do not have sufficient cash on hand to meet these anticipated obligations.


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

Global Electric Motocars LLC.

     On December 9, 2004, we were served with a complaint by Global Electric Motorcars LLC, Fargo, North Dakota, naming Whistler Investments, Inc., and its subsidiary, Global Electric Corporation ("GEC"), seeking relief for trademark infringement, unfair competition, Federal trademark dilution, and other state remedies, by reason of Whistler's and GEC's use of the "Global Electric" designation in our business. The suit was filed in the United States District Court, Southeastern Division, District of North Dakota. The complaint seeks, inter alia, an injunction against the Company's and GEC's use of the term "Global Electric", committing unfair trade practices, requiring delivery by the Company to the plaintiff of all materials of any type referring to "Global Electric" and assignment of the Internet domain name, globalelectric.com. The complaint also seeks an accounting for unspecified damages sustained by the plaintiff and for Whistler's profits, with an order that the amount of damages be increased three times the amount thereof, as well as attorneys' fees. We intend to retain counsel and respond to this suit promptly.

Depository Trust Company Suit

     On November 23, 2004, the Company filed a Complaint in the Eighth Judicial District Court, County of Clark, State of Nevada, sitting in Las Vegas, Nevada, styled "Whistler Investments, Inc., et al. v. The Depository Trust and Clearing Corporation, et al.", Case No. A495703. The defendants include The Depository Trust Company and the National Securities Clearing Corporation. The action alleges 22 state law claims, including intentional and negligent misrepresentation, fraud, racketeering, negligence, conversion, interference with contractual relations and prospective economic advantages and conspiracy. Although the action has been filed, service has not yet been effected on defendants, and no answer or other pleading has been filed by defendants.



Item 6. Exhibits

Ex 3.1a  Form of Restatement of Articles of Incorporation of the Company.

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

                                             Whistler Investments, Inc.

                                              /s/Holly Roseberry
                                             --------------------------
                                             Holly Roseberry
                                             President and Director
                                             (Principal Executive Officer)
                                             Dated: December 15, 2004

                                             Whistler Investments, Inc.

                                              /s/Mehboob Charania
                                             -----------------------------
                                             Mehboob Charania
                                             Secretary, Treasurer,  C.F.O.
                                             (Principal Financial Officer)
                                             Dated: December 15, 2004

Exhibit 3.1a



                               Form of Restatement

                                       of

                            Articles of Incorporation

                                       Of

                              Whistler Investments

                                    Article I

The name of the corporation is:  Whistler Investments, Inc.

                                   Article II

The Resident Agent of the corporation is Val-U-Corp Services, Inc. The address of the Resident Agent where process may be served is:

                 1802 N. Carson Street, Suite 212
                 Carson City, Nevada 89701

                                   Article III

                  (a) The corporation shall have authority to issue a total of Ninety-Five Million (95,000,000) shares, of which Ninety Million (90,000,000) shares shall be Common Stock, par value $.001 per share (the "Common Stock"), and Five Million (5,000,000) shares shall be Preferred Stock, par value $.001 per share (the "Preferred Stock").

                  (b) Shares of the Preferred Stock may be issued from time to time in series, and the Board of Directors is authorized, subject to the limitations provided by law, to establish and designate one or more series of the Preferred Stock, to fix the number of shares constituting each series, and to fix the designations and rights, preferences and limitations of each series and the variations and relative rights, preferences and limitations as between series, and to increase and to decrease the number of shares constituting each series. The authority of the Board of Directors with respect to each series shall include, but shall not be limited to, the authority to determine the following:

                           (i) the designation of such series;

                           (ii) the number of shares initially constituting such
series and any increase or decrease (to a number not less than the number of outstanding shares of such series) of the number of shares constituting such series theretofore fixed;

                           (iii) the rate or rates at which dividends on the
shares of such series shall be paid, including, without limitation, any methods or procedures for determining such rate or rates, and the conditions on, and the times of, the payment of such dividends, the preference or relation that such dividends shall bear to the dividends payable on any other class or series of stock of the corporation, and whether or not such dividends shall be cumulative and, if so, the date or dates from and after which they shall accumulate;

                           (iv)  whether  or not the shares of such series shall
be redeemable, and, if so, the terms and conditions of such redemption, including, without limitation, the date or dates on or after which such shares shall be redeemable and the amount per share that shall be payable on such redemption, which amount may vary under different conditions and at different redemption dates;

                           (v) the rights to which the holders of  the shares of
such series shall be entitled on the voluntary or involuntary liquidation, dissolution or winding up or on any distribution of the assets, of the corporation, which rights may be different in the case of a voluntary liquidation, dissolution or winding up than in the case of such an involuntary event;

                           (vi)  whether  or not the shares of such series shall
have voting rights in addition to the voting rights provided by law and, if so, the terms and conditions thereof, including, without limitation, the right of the holders of such shares to vote as a separate class, either alone or with the holders of shares of one or more other series of the Preferred Stock and the right to have more than one vote per share;

                           (vii) whether or  not  a  sinking  fund or a purchase
fund shall be provided for the redemption or purchase of the shares of such series and, if so, the terms and conditions thereof;

                           (viii) whether or not the shares of such series shall
be convertible into, or changeable for, shares of any other class or series of the same or any other class of stock of the corporation and, if so, the terms and conditions of conversion or exchange, including, without limitation, any provision for the adjustment of the conversion or exchange rate or the conversion or exchange price; and

                           (ix) any other relative rights, preferences and
limitations.

          All capital stock when issued shall be fully paid and non-assessable. No holder of shares of capital stock of the corporation shall be entitled as such to any pre-emptive or preferential rights to subscribe to any unissued stock, or any other securities which the corporation may now or hereafter be authorized to issue.

          The corporation's capital stock may be issued and sold from time to time for such consideration as may be fixed by the Board of Directors, provided that the consideration so fixed is not less than par value.

          Holders of the corporation's Common Stock shall not possess cumulative voting rights at any stockholders meetings called for the purpose of electing a Board of Directors or on other matters brought before stockholders meetings, whether they be annual or special."


                                   Article IV

The governing board of the corporation shall be styled as Directors. The First Board of Directors shall consist of one (1) member whose name and address is listed as follows:

                      Daniel A. Kramer
                      1802 N. Carson St., Suite 212
                      Carson City, Nevada 89701

                                    Article V

The purpose of the corporation shall be general business and any legal activity.

                                   Article VI

The Incorporator's name and address is listed as follows:

                      Daniel A. Kramer
                      1802 N. Carson St., Suite 212
                      Carson City, Nevada 89701


I, the undersigned, being the Incorporator hereinbefore named for the purpose of forming a corporation pursuant to the General Corporation Law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have hereunto set my hand this April 10, 2000.

                                  /s/  Daniel A. Kramer
                                  Daniel A. Kramer
                                  Incorporator

I, Val-U-Corp Services Inc., hereby accept appointment as Resident Agent for the previously named corporation this April 10, 2000.

                                  /s/  Daniel A. Kramer
                                  Daniel A. Kramer
                                  President