Form 10KSB
period 2005-01-31
Hybrid Technologies Inc.
filed 2005-05-23
CIK 1141263

 ===============================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For the fiscal year ended January 31, 2005
                                ----------------
[  ]  Transition Report Under Section 13 Or 15(d) Of The Securities Exchange
      Act Of 1934

      For the transition period from _____ to _____

COMMISSION FILE NUMBER:          000-33391
                            ------------------

                        HYBRID TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
               (Name of small business issuer in its charter)

                NEVADA                        88-0490890
-----------------------------------------     ---------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


5001 East Bonanza Road, Suite 138-145
Las Vegas, Nevada                             89110
-----------------------------------------     ---------------------------------
(Address of principal executive offices)      (Zip Code)

(818) 780-2403
-----------------------------------------
Issuer's telephone number

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $50,313,432 based on the closing price for our shares of common stock of $3.85 on April 1, 2005.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 16,704,710 shares of common stock as at April 30, 2005.

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


ITEM 1. DESCRIPTION OF BUSINESS.

Background
----------

         Hybrid Technologies, Inc. ("we", "us", the "Company" or "Hybrid Technologies") was incorporated under the laws of the State of Nevada in April 2000. We changed our name from Whistler Investments, Inc. to Hybrid Technologies, Inc. on March 9, 2005. Since our incorporation, we have been involved in the evaluation of various business opportunities including the exploration of the Queen Mineral Property in British Columbia; the Azra Shopping Center in Las Vegas, which we acquired on April 10, 2002, and disposed of on January 1, 2003; a Vancouver based coffee franchise; producing oil and gas properties in California; and a medical software product and services company. To date, none of these business opportunities has resulted in our generation of meaningful revenue.


         Following the sale of the Azra shopping center near the end of our fiscal year ended January 31, 2003, and our determination made in the first quarter of our that fiscal year not to pursue acquisition of a medical software company, we began to focus our efforts on the development and marketing of electric powered vehicles and products.

      Lithium Portable Power System Technology

         In order to begin to take the necessary steps to begin to implement our new business strategy, on June 27, 2003, we entered into a licensing agreement with NuAge Electric, Inc. ("NuAge"), whereby we agreed to acquire a license, subject to a 20% royalty interest retained by NuAge, to all of NuAge's rights relating to the manufacture and sale of two and three wheel electric vehicles using an electric power drive system technology licensed by NuAge from Nu Pow'r, LLC. On October 21, 2003, the original licensing agreement between Hybrid Technologies and NuAge was terminated. On the same date, we entered into a new licensing and distribution agreement with RV Systems, Inc. ("RV Systems")to acquire the worldwide rights (with the exception of India for the two-and three-wheeled vehicle technology) to sell, distribute and/or manufacture specified products utilizing the portable power systems developed by RV System's affiliate, Lithium House, Inc. ("Lithium House"). RV Systems is the licensee of Lithium House for all product development and applications of portable power systems utilizing Lithium House's proprietary lithium battery technology.

         Our agreement with RV Systems includes licensed technologies in three separate product groups: (i) two- and three-wheeled vehicles to be manufactured and sold in all countries except India; (ii) lawn and garden equipment to be manufactured and sold in all countries; and (iii) Neighborhood Electric Vehicles (NEV's) to be manufactured and sold in all countries. We have also entered into an agreement to retain the services of Mr. Chaz Haba, the founder of Lithium House, to provide technical advice to Hybrid Technologies's Board of Directors. Mr. Haba is the President of RV Systems, Inc. and the CEO of Lithium House. Mr. Haba has a strong technology background, as one of the engineers involved in the tooling of the microprocessor at the beginning of Intel, and one of the early investors in Apple Computers in the 1970's.

         Telecommunications Services

         On November 24, 2004 we formed WhistlerTel, Inc. under the laws of the State of Nevada, and on December 3, 2004 we purchased (through this subsidiary) the assets of Tradewinds Telecom LLC, Fort Lauderdale, Florida. Tradewinds Telecom will be operated as WhistlerTel Inc through this wholly-owned subsidiary. The strategic initial objective is to develop a superior multilevel platform that provide highly reliable and advanced telecommunications services. WhistlerTel will focus its efforts in many parts of the globe including developing countries where most areas are equipped with simple cable broadband internet services only, not telephone connections. The VoIP system is developed to work via the internet thus allowing those destinations to have access to a highly advanced telephone system. The immediate focus will be Mexico, Guatemala, Honduras, Peru, Argentina, and mainland China. WhistlerTel currently services customers in North America, Central America, Latin America and Europe.

         Liquidity and Capital Resources

         As of January 31, 2005, we had cash on hand of $103,718. As of January 31, 2005, our liabilities totaled $5,168,948 and primarily consisted of a $3,000,000 loan payable to Sterling Capital, and notes payable in the amount of $1,585,767 due to related parties. During the period since inception on April 12, 2000 to January 31, 2005, we had incurred operating losses totaling $18,632,614. On January 31, 2005, we had a working capital deficiency of $2,029,494 and a stockholders' deficit of $4,850,707.


         We had 16,704,710 shares of common stock issued and outstanding as of April 30, 2005. Our common stock is traded on the OTC Bulletin Board. On February 28, 2005, we effected a one-for-ten stock dividend, and on March 8, 2005, we announced that our Board of Directors had approved a ten-for-one reverse stock split, which was effective Wednesday, March 9, 2005.


General
-------

         We are a development stage technology company. We are engaged in the development and marketing of electric powered vehicles and products, which would be the applications of advanced lithium battery technology developed by Lithium House, utilizing the Lithium Portable Power System technology developed by Mr. Chaz Haba. We have preliminary agreements with the Motorcycle Division and the International Trade Division of Geely Corporation, China. We have also commenced providing telecommunications services primarily in developing countries through our WhistlerTel subsidiary.

         We have placed our lithium battery technology development into three divisions, each a majority-owned subsidiary of the Company, and allocating the licensing rights for the various applications into each applicable division. Global Hybrid Corp. will hold the licensing rights for all product development other than four-wheeled vehicles. R-Electric Car Co. will hold the licensing rights for product development for all four-wheeled vehicles. Solium Power Corp. will hold the rights for the advanced Lithium/Solar Power System technology developed by Mr. Chaz Haba, for application to residential and commercial properties.

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

         We have developed the "R car" which carries four passengers and reaches speeds of up to 90 miles per hour, with a range of approximately 200 miles. The R Car is subject to Federal approvals in effect for passenger cars, including safety standards.

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


Current Joint Venture Negotiations in Progress
----------------------------------------------

China

Upon invitation from Geely Corporation, we and Mr. Chaz Haba have traveled to China and met with the Motorcycle Division and the International Trade Division of Geely Corporation. We are currently in the process of incorporating in China to position ourselves for pursuit of joint ventures. We have signed an agreement with Geely for conversion of two-wheeled vehicles, which is planned to be superseded by a proposed joint agreement. We have completed two prototypes, the E-Cobra and the Jin Bike. Geely has given us prices to convert motorbikes and for the molding, and we plan to send them a purchase order. We plan to use the bikes for beta testing in the United States and China for rentals and other niche markets. We have leased space near the Lithium House office in Van Nuys, California, for this purpose.

India

         We are currently in discussions with Loveson of Bombay India for the manufacture of bicycles to be converted into electric bikes.


U.S. Navy

         On February 5, 2004 we announced the initiation of a lithium-ion conversion project with the United States Navy. The project will serve as a trial, and the development and implementation of this project will take place within our facilities in Van Nuys, California. We have funded the initial 3kw prototype for this project, and the prototype has been completed and delivered to the Navy.

Electric Cars

         We are working with California-based Cinema Vehicles to develop and build what we have designated as the "R-Car". Cinema Vehicles is an established motion picture vehicle service company. The anticipated use for the R-Car is for medium to long-range trips, as well as neighborhood use.

         The motor was balanced, matched to a 6-speed transmission, and tested in April 2004. Mr. Haba and his engineers have been working closely with Cinema Vehicles regarding the mechanical aspects of this development -- we are anticipating that this vehicle will be able to travel at speeds up to 90 mph with a range of up to 200 miles. The vehicle is currently under testing. The first R-Car was delivered to Jay Leno on April 30, 2005.

Solium Power Corp.

         Our Lithium Solar House ("LSH") project is under the direction of Chaz Haba and is to provide a test bed for an alternative source of power to the home -- not connected to the power grid. The power source will be Solar Panels for charging of the Lithium Ion Batteries, which are used for storage of the power. The system will supply DC power for the home and all appliances (using from 12 volts to 48 volts), lighting, heat, air, etc., and will involve a site in Van Nuys, California. We have now received the plans approved by the City of Van Nuys and are currently renovating this Solar House. The costs involved in renovating the Solar House are $135,000. The Solar House is immediately adjacent to Lithium House's facility in Van Nuys, California.

Movingpeople.net

We are working on a scooter (wheel-chair type) the motor powered by a lithium power pack, which will have to be sent out for testing.

California Highway Patrol

Hybrid Technologies funded a lithium-powered bike to honor officers killed in the line of duty. This bike, produced by Big Bear Choppers, was displayed throughout California during the first week of May 2005 at media events honoring slain troopers, and will be kept in the CHP museum.

Other Initiatives

         We believe that the keys to our success in the future will be to aggressively pursue the most opportunistic markets and to concentrate our resources on the market(s) that have the most return for the time and effort expended. We have also initiated with the Mayor of Mexico City a project aimed at converting pre-existing vehicles in Latin America to electric propulsion units. Negotiations for the conversion of several vehicles are now underway. It is anticipated that the first conversions will be taxi cabs located in Mexico City. Mexico City has the world's worst air pollution, according to the United Nations, due primarily to vehicle emissions. The zero-emission vehicle projects are aimed at reducing harmful contaminants in the city's air, while providing usable cost-efficient alternate energy sources in public transit vehicles. The Mini Cooper being modified for the Mexico Embassy is scheduled to be delivered in May 2005.

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

         ZAP World, headquartered in Santa Rosa, California, is a principal competitor in electric cars, electric bicycles, electric scooters, seascooters, and other electric products. ZAP World has developed a two wheel motorbike similar to the product we are developing.

         Powabyke, headquartered in Bath, United Kingdom, offers a wide range of electric bikes in the UK and worldwide.

            EV Global is also a competitor in the electric vehicle arena.


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

License Payments

         The Company is required to pay the Licensor the technology payments (the "Technology Payments") (to be paid to Lithium House) as specified in the License Agreement ($100,000 for two- and three-wheeled vehicles, and $50,000 for lawn and garden equipment) to be paid on or before October 31, 2003. For NEV's we are required to pay $250,000 no later than December 31, 2003, with a weekly minimum of $15,000. We are also required to pay Licensor product development payments of $400,000, on or before December 31, 2003, with a weekly minimum of $15,000, for two- and three-wheeled vehicles; $200,000 for lawn and garden equipment, on or before December 31, 2003, with a weekly minimum of $15,000; and $1,000,000, payable no later than March 31, 2004, with a weekly minimum of $35,000 for NEV's ("Product Development Payments"). We have signed additional amendments to the License Agreement as of January 5, February 2 and March 20, 2004, covering power systems for watercraft, solar houses and lithium battery power packs, respectively. These additional agreements require Technology and Product Development Payments of $2,500,000 ($250,000 for watercraft, due no later than March 31, 2004; $2,000,000 for solar houses, $500,000 of which was payable no later than March 31, 2004, and $1,500,000, due no later than October 31, 2004; and $250,000 for lithium battery power packs, $50,000 of which is payable no later than June 30, 2004 and $200,000 of which is payable no later than September 30, 2004.

         As of January 31, 2005, we had paid approximately $2,300,000 in license fees. Total license fees payable under the License Agreement and amendments are $4,500,000, leaving approximately $2,200,000 in license fees payable subsequent to January 31, 2005.

         Pursuant to a letter agreement dated February 3, 2004, Hybrid Technologies was required to pay to RV Systems, Inc. a minimum of $35,000 per week, notwithstanding any payments required under licensing agreements. This letter agreement was supplemented by a letter from RV Systems dated May 10, 2005, confirming that RV Systems has received all of the Technology Payments ($1,000,000) and the two and three wheel Product Development License payments have been paid in full as of January 31, 2005. The letter further states that all licenses under the licensing agreements are in good standing.

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

Subsidiaries

         We have restructured by putting in place three divisions, each a majority-owned subsidiary of Hybrid Technologies, and allocating the licensing rights for the various applications into each applicable division. Global Hybrid Corp. will hold the licensing rights for all product development other than four-wheeled vehicles. R-Electric Car Co. will hold the licensing rights for product development for all four-wheeled vehicles. Solium Power Corp. will hold the rights for the advanced Lithium/Solar Power System technology developed by Mr. Chaz Haba, for application to residential and commercial properties.

Employees

         As of the date of this report, we do not have any employees other than our President and CEO, Holly Roseberry.

Research and Development Expenditures
-------------------------------------

         We incurred research and development expenditures of $66,822 in our fiscal year ended January 31, 2005, and of $20,268 in our fiscal year ended January 31, 2004.

Patents and Trademarks

         Neither the Company, nor Lithium House or RV Systems, owns, either legally or beneficially, any patents or trademarks.

Risk Factors
------------

         You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

WE ARE A DEVELOPMENT STAGE BUSINESS

         We have had no revenues from joint ventures or sales of our products, nor have we signed any definitive joint venture agreements to commercialize any of our products. As of January 31, 2005, we had cash on hand of $103,718. As of January 31, 2005, our liabilities totaled $5,168,948 and primarily consisted of a loan payable in the amount of $3,000,000 and notes payable to related parties in the amount of $1,585,767. During the period since our inception on April 12, 2000 to January 31, 2005, we have incurred operating losses totaling $18,632,614. On January 31, 2005, we had a working capital deficiency of $2,029,494 and a stockholders' deficit of $4,850,707. We expect that we will continue to incur operating losses in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.


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

         Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future


OUR MANAGEMENT HAS LIMITED EXPERIENCE IN PRODUCTS UTILIZING ELECTRIC BATTERY POWER AND WITH NEGOTIATING COMMERCIAL ARRANGEMENTS FOR SUCH PRODUCTS

         Our management has only limited experience in negotiating sublicenses or joint ventures for and commercializing the types of products covered by the License Agreement. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan to negotiate profitable sublicenses or joint ventures for our lithium ion battery powered products. Because of the intense competition for our licensed products under the License Agreement, there is substantial risk that we will not successfully commercialize these products.


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


OUR BUSINESS IS SUBJECT TO SUBSTANTIAL RISKS

         The electric battery powered product market is extremely competitive and risky. We are competing against numerous competitors with substantially greater financial resources than us, and due to the difficulties of entry into these markets, we may be unsuccessful and not be able to complete our business plan.


ITEM 2.     DESCRIPTION OF PROPERTY.

         Our mailing address is 5001 East Bonanza Road, Suite 138-145, Las Vegas, Nevada, 89110, for which we pay $10 per month, on a month to month basis. We also have an office at 7126 Sophia Ave, Van Nuys CA, for which we pay as rent the monthly mortgage payment of $2009.58 to the owner of the property, Sophiahouse Inc. and an office at 595 Hornby St. Suite 603, Vancouver, BC. Canada, for which we also pay monthly rent of $2,000, where we do not have a lease. We have leased on a month-to-month basis approximately 5,000 square feet of space near the Lithium House offices for the planned retrofitting of 100 motor bikes shipped by Geely to us. The lease commenced July 1, 2004, at a monthly rental of $3,500.

ITEM 3.     LEGAL PROCEEDINGS.

         Other than as described below, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated. At this time we have no bankruptcy, receivership or similar proceedings pending.


Securities and Exchange Commission Inquiry

         On July 30, 2004, we received a request for voluntary production of documents and information pursuant to a Securities and Exchange Commission informal inquiry. The documents requested include those related to our stock issuances, its major corporate transactions, including the Azra shopping center, the Queens mineral property and the licensing agreements with RV Systems, and to its agreements with consultants and related parties, as well as those relating to potential joint venture partners and customers. We are fully cooperating with the Commission in response to its request for information.


Planet Electric, Inc. Stockholder Litigation

         On October 17, 2003, we were served with a complaint filed on October 15, 2003, by Michael McDermott, as a stockholder of Planet Electric, Inc. and purportedly on behalf of Planet Electric in the United States District Court for the Central District of California. Charles (Chaz) Haba was one of the founders of Planet Electric, and was associated with that company from until early 2002. The complaint lists Charles Haba, other individuals, Lithium House, Inc., Nupow'r LLC, Nu Age Electric, Inc., Dynamic Concepts aka NPDI, and Whistler Investments, Inc. as defendants. The complaint sought an injunction prohibiting certain defendants from continuing their business relationship and transfer of alleged Planet Electric trade secrets or processes and also seeks damages for: patent infringement against Charles Haba, companies that Mr. Haba has been associated with since his involvement with Planet Electric, and us; breach of fiduciary duty against Mr. Haba; breach of confidential relationship against Mr. Haba; conversion against Mr. Haba and certain other individual defendants; various business torts against Mr. Haba, Lithium House, NuPow'r and Nu Age; trade secret misappropriation against all defendants.

    On June 29, 2004, the parties stipulated to dismiss this case.

Charles Haba v. Planet Electric, Inc.

         In this action, Charles Haba, is suing for breach of his employment agreement and breach of a note against his former employer, Planet Electric, Inc. in the Los Angeles County Superior Court. Planet Electric, Inc. has filed a cross-complaint against same defendants, including Hybrid Technologies, Inc., and the same causes of action as the above-mentioned shareholder derivative suit. The cross-complaint adds claims for conversion and conspiracy to convert assets of Planet Electric, Inc. against Whistler Investments, Inc. The cross-defendants, including Hybrid Technologies, Inc. intend to move for dismissal of the cross complaint.

Global Electric Cars LLC

        On December 9, 2004, we were served with a complaint by Global Electric Motorcars LLC, Fargo, North Dakota, naming Hybrid Technologies, Inc., and its subsidiary, Global Electric Corporation ("GEC"), seeking relief for trademark infringement, unfair competition, Federal trademark dilution, and other state remedies, by reason of our and GEC's use of the "Global Electric" designation in our business. The suit was filed in the United States District Court, Southeastern Division, District of North Dakota. The complaint seeks, inter alia, an injunction against the Company's and GEC's use of the term "Global Electric", committing unfair trade practices, requiring delivery by the Company to the plaintiff of all materials of any type referring to "Global Electric" and assignment of the Internet domain name, globalelectric.com. The complaint also seeks an accounting for unspecified damages sustained by the plaintiff and for Whistler's profits, with an order that the amount of damages be increased three times the amount thereof, as well as attorneys' fees. We have changed the name of the former Global Electric subsidiary to Global Hybrid, and the Global Electric domain name is not being used.

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

Michael McGee Suit

        On April 13, 2005, the Company filed a Complaint in the Los Angeles County Superior Court against Michael McGee (Case No. BC330649). The action seeks compensatory and punitive damages based on fraud and breach of contract against Michael McGee. Although the action has been filed, service has not yet been effected on defendant, and no answer or other pleading has been filed by defendant


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending January 31, 2004.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

Our shares of common stock trade and have traded on the NASD OTC Bulletin Board since March 4, 2002. The OTC Bulletin Board is a network of security dealers who buy and sell stock. A computer network that provides information on current "bids" and "asks", as well as volume information, connects the dealers. The following table sets forth the high and low closing prices of our common shares traded on the OTC Bulletin Board:

Period                                        High               Low
------                                        ----               ---

March 4, 2002 to April 30, 2002              no trades
May 1, 2002 to July 31, 2002                 $1.07             $0.20
August 1, 2002 to October 31, 2002           $1.01             $0.08
November 1, 2002 to January 31, 2003         $0.14             $0.08
February 1, 2003 to April 30, 2003           $0.30             $0.08
May 1, 2003 to July 10, 2003                 $0.29             $0.08
July 11, 2003 to July 31, 2003*              $4.00             $1.29
August 1, 2003 to October 31, 2003           $7.00             $3.65
November 1, 2003 to January 31, 2004         $8.50             $3.65
February 1, 2004 to March 9, 2004            $12.35            $7.90
March 10, 2004 to April 30, 2004**           $7.39             $3.45
May 1, 2004 to July 31, 2004                 $17.15            $6.18
August 1, 2004 to October 31, 2004           $9.85             $5.15
November 1, 2004 to November 18, 2004        $11.55            $9.21
November 19, 2004 to January 31, 2004***     $13.45            $8.18
February 1, 2005 to February 28, 2005        $9.55             $8.64
March 1, 2005 to March 8, 2005****           $9.00             $6.50
March 9, 2005 to April 30, 2005*****         $7.66             $3.85


-------------
* Following ten-for-one reverse split effective July 11, 2003 ** Following three-for-one forward split effective March 10, 2004 *** Following three-for-one forward split effective November 19, 2004 **** Following the one-for-ten stock dividend effective February 28, 2005 ***** Following the one-for-ten reverse split effective March 9, 2005

The above quotations are taken from information provided by Canada Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Common Stock

As of April 29, 2005, we had 58 holders of record of our common stock.


Dividends

Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes. At the stockholders meeting held on March 7, 2005, quarterly stock dividends at the rate of 20% annually or 5% per quarter were approved.

Recent Sales of Unregistered Securities

--------------       ----------------                   ----------             -------------   ---------------------
Date                 Title and Amount                   Purchasers                Principal     Total OfferingPrice/
                                                                                 Underwriter   Underwriting Discounts
--------------       ----------------                   ----------             -------------   ----------------------
April 15, 2002       40,000,000 shares of Common      Salim S. Rana                 NA          $.01 per share/NA
                     Stock issued to the vendor of    Investments Corp.
                     the  Azra Shopping Center.*
--------------       -----------------------------    -----------------        --------------  ----------------------

8/12/03              1,125,000 shares of Common       International                 NA                       NA
                     Stock issued in escrow in        Business
                     connection with proposed         Consultants GMBH
                     financing transaction*
--------------       -------------------------------  -----------------        --------------  ----------------------

12/09/03             1,250 shares of Common Stock**   Consultant (Christopher      NA           $1.12 per share/NA
                                                      Gilcher)
--------------       -------------------------------  -----------------        --------------  ----------------------

12/09/03             1,250 shares of Common Stock**   Consultant (Seth             NA           $1.12 per share/NA
                                                      Farber)
--------------       -------------------------------  -----------------        --------------  ----------------------

1/14/04              2,500 shares of Common Stock***  Consultant (Pilot Capital)   NA           $2.17 per share/NA
--------------       -------------------------------  -----------------        --------------  ----------------------


3/16/04              141,177 shares of Common Stock   Private Investor             NA           $4.25 per share/NA

--------------       -------------------------------  -----------------        --------------  ----------------------

2/10/05              90,000,000 shares of Common Stock Sterling Capital, Inc.       NA          $2.17 per share/NA
                     issued to a Trustee to secure
                     the Company's obligations to
                     Sterling Capital, Inc. under
                     Loan Agreement dated February
                     20, 2004
--------------       -------------------------------  -----------------        --------------  ----------------------

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

**The shares issued on December 12, 2003 and January 14, 2004 were issued to individual consultants for consulting services related to research on the Company's potential business in the lithium power area and potential alliance partners. The exchange value of their services for the shares issued for such services was determined by reference to the market price of Hybrid Technologies common stock. The transactions are viewed as exempt from registration under the Securities Act of 1933, as amended, under section 4(2) thereof, as a transaction not involving any public offering.

***The exchange value of the shares issued to Pilot Capital for business development consulting services was determined by negotiations between Pilot Capital and Hybrid Technologies. This transaction is viewed as exempt from registration under the Securities Act of 1933, as amended, under section 4(2) thereof, as a transaction not involving any public offering.

Securities Authorized for Issuance under Equity Compensation Plans


         The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights.

------------------------------- ---------------------------- --------------------------   -------------------------
                                (a)                          (b)                          (c)
Plan category                   Number of securities to be   Weighted-average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights          rights                       equity compensation
                                                                                          plans (excluding securities
                                                                                          reflected in column (a))
------------------------------- ---------------------------- --------------------------   -------------------------
Equity compensation plans
approved by security holders
------------------------------- ---------------------------- --------------------------   -------------------------
Equity compensation plans not
approved by security holders              19,708                        $.83                          -0-
------------------------------- ---------------------------- --------------------------   -------------------------
Total                                     19,708                        $.83                          -0-
------------------------------- ---------------------------- --------------------------   -------------------------

2003 and 2005 Restricted Stock Plans

On July 17, 2003, the Board of Directors of the Company adopted the 2003 Restricted Stock Plan (the "Plan"), pursuant to which 1,800,000 shares of common stock (split- adjusted) were reserved for issuance to eligible participants under the Plan. All shares have been issued under this plan, the provisions of which were similar to those of the 2005 Restricted Stock Plan described below.

On April 21, 2005, the Board of Directors of the Company adopted the 2005 Restricted Stock Plan (the "Plan"), pursuant to which 2,000,000 shares of common stock were reserved for issuance to eligible participants under the Plan. Such eligible participants include any person who is an employee of or consultant or advisor to Hybrid Technologies and who provides bona fide services for Hybrid Technologies, where the services are not in connection with the offer or sale of securities in a capital raising transaction and where the services do not directly or indirectly promote or maintain a market for Hybrid Technologies' common stock. In no case may an award be made under the Plan where the common stock granted in the award is not eligible for registration pursuant to Form S-8 (or any successor form promulgated for the same general purposes by the Securities and Exchange Commission) under the Securities Act of 1933, as amended.

The Plan is administered by the Board of Directors of the Company. Subject to the express limitations of the Plan, the Board has authority in its discretion to determine the eligible persons to whom, and the time or times at which, restricted stock awards may be granted, the number of shares subject to each award, the time or times at which an award will become vested, the performance criteria, business or performance goals or other conditions of an award, and all other terms of the award. The Board also has discretionary authority to interpret the Plan, to make all factual determinations under the Plan, and to make all other determinations necessary or advisable for Plan administration. The Board may prescribe, amend, and rescind rules and regulations relating to the Plan. All interpretations, determinations, and actions by the Board are final, conclusive, and binding upon all parties.

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

Results Of Operations for the Year Ended January 31, 2005

We incurred a net loss of $12,586,255 for the year ended January 31, 2005 including $7,071,467 in stock based compensation relating to our grant of stock options to consultants during the year, license fee and permit expense of $2,070,853, management and consulting fees of $1,339,114, general and administrative costs of $1,609,373, professional fees of $266,005, and interest expense of $203,834. The stock based compensation of $7,071,467 is based on granting of 855,000 options (adjusted for two 3:1 forward splits effective March 10, 2004 and November 19, 2004, and the one-for-ten reverse stock split effective March 9, 2005) with an exercise price of $.83 (split adjusted).

Our net loss for the twelve-month period ended January 31, 2005 increased substantially from the comparative period in fiscal 2004 (from $5,261,224 in 2004 to $12,586,255 in 2005). This was primarily due to the previously mentioned stock based compensation in 2005 recorded at $7,071,467 and 2005 license and permit fee expense of $2,070,853, compared with $4,394,000 and $443,400, respectively, in those categories in 2004, and increases in administrative costs from $97,515 in 2004 to $1,609,373 in 2005, and management and consulting fees from $178,996 in 2004 to $1,339,114 in 2005, resulting from a general increase in our business activities. We also incurred interest expense of $203,834 related to the Sterling Capital $3,000,000 loan and on amounts owing on overdue notes payable to related parties.


PLAN OF OPERATION

During the period since inception on April 12, 2000 to January 31, 2005, we have incurred operating losses aggregating $18,632,614. At January 31, 2005, we had a working capital deficiency of $2,029,494 and a stockholders' deficit of $4,850,707.

The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of January 31, 2005, we had cash on hand of $103,718. Our liabilities at the same date totaled $5,168,948. We anticipate that our license fee expense to acquire the licenses from RV Systems, Inc. will be in excess of $2,200,000, if we secure rights to all licensed products. We do not have sufficient cash on hand to meet these anticipated obligations.

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

The Company is required to pay the Licensor the technology payments (the "Technology Payments") (to be paid to Lithium House) as specified in the License Agreement ($100,000 for two- and three-wheeled vehicles, and $50,000 for lawn and garden equipment) to be paid on or before October 31, 2003. For NEV's we are required to pay $250,000 no later than December 31, 2003, with a weekly minimum of $15,000. We are also required to pay Licensor product development payments of $400,000, on or before December 31, 2003, with a weekly minimum of $15,000, for two- and three-wheeled vehicles; $200,000 for lawn and garden equipment, on or before December 31, 2003, with a weekly minimum of $15,000; and $1,000,000, payable no later than March 31, 2004, with a weekly minimum of $35,000 for NEV's ("Product Development Payments"). We have signed additional amendments to the License Agreement as of January 5, February 2 and March 20, 2004, covering power systems for watercraft, solar houses and lithium battery power packs, respectively. These additional agreements require Technology and Product Development Payments of $2,500,000 ($250,000 for watercraft, due no later than March 31, 2004; $2,000,000 for solar houses, $500,000 of which was payable no later than March 31, 2004, and $1,500,000, due no later than October 31, 2004; and $250,000 for lithium battery power packs, $50,000 of which was payable no later than June 30, 2004 and $200,000 of which was payable no later than September 30, 2004. As of January 31, 2005, we had paid approximately $2,300,000 in license fees as of that date. Total license fees payable under the License Agreement and amendments are $4,500,000, leaving approximately $2,200,000in license fees payable subsequent to January 31, 2005.

Pursuant to a letter agreement dated February 3, 2004, Hybrid Technologies was required to pay to RV Systems, Inc. a minimum of $35,000 per week, notwithstanding any payments required under licensing agreements. This letter agreement was supplemented by a letter from RV Systems dated May 10, 2005, confirming that RV Systems has received all of the Technology Payments ($1,000,000) and the two and three wheel Product Development License payments have been paid in full as of January 31, 2005. The letter further states that all licenses under the licensing agreements are in good standing.


Commercial Initiatives

We have commercial initiatives in China with Geely Corporation. The proposed joint venture agreement with Geely has been drafted. The party to the agreement for Hybrid Technologies would be a Chinese company owned by a Hybrid Technologies Hong Kong subsidiary. The Chinese company is in the process of being formed. We have completed two prototypes, the E-Cobra and the Jin Bike. Geely has given us prices to convert motorbikes and for the molding, and we plan to send them a purchase order. We plan to use the bikes for beta testing in the United States and China for rentals and other niche markets. We are in discussions with Loveson of Bombay, India, for the manufacture of bicycles to be converted into electric bikes. We have also delivered a prototype to the U.S. Navy, and have delivered a prototype "R-Car" to Cinema Vehicles. We have converted a prototype 2004 Chrysler PT Cruiser pursuant to a letter received from the City of Austin, relating to the conversion of vehicles for the City of Austin, TX, and have displayed the vehicle at the CES tradeshow in Austin. We are constructing a lithium power solar house in Van Nuys, California. For a discussion of our commercial initiatives, please refer to "Current Joint Venture Negotiations in Progress" above under "Item 1. Description of Business".


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

On February 24, 2004, we announced receipt of $1 million dollars of a $3 million dollar non-recourse loan to be collateralized by stock. On April 14, 2004, we drew down an additional $1,000,000 on this loan, and on April 22, 2004, we drew down the final $1,000,000 of the loan. The lender is Sterling Capital, Inc., and the loan is collateralized by 9,000,000 shares of restricted common stock (split adjusted).

         We have raised equity capital through issuances of common stock and debt. During the year ended January 31, 2005, we received proceeds of $925,295 from the exercise of stock options and $50,000 from the issuance of common stock.

         At January 31, 2005, we had $103,718 cash on hand. Our ability to raise additional capital is affected by trends and uncertainties beyond our control.

         Our current operating funds are less than necessary to complete the license payments to RV Systems for commercialization of products utilizing Lithium House portable power systems under the License Agreement, and therefore we will need to obtain additional financing in order to complete our business plan. Our business plan will require substantial additional financing in connection with the initial commercialization of the products under the License Agreement. We anticipate that our license fee expense to acquire the licenses from RV Systems, Inc. will be in excess of $2,200,000, if we secure rights to all licensed products, and that up to $2,000,000 of additional working capital will be required over the next 12 months for market introduction of these products through joint venture partners or otherwise. We do not have sufficient cash on hand to meet these anticipated obligations.

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

ITEM 7. FINANCIAL STATEMENTS.









                            HYBRID TECHNOLOGIES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                January 31, 2005

                            Hybrid Technologies, Inc.
                          (A Development Stage Company)

                          Index to Financial Statements

Report of Independent Auditors                                             25

Balance Sheets as of January 31, 2005 and January 31, 2004                 26

Consolidated Statements of operations for the years ended
January 31, 2005 and January 31, 2004                                      27

Consolidated Statements of stockholders' (deficit) for the period
from February 1, 2003 to January 31, 2005                                  28

Consolidated Statements of cash flows for the years ended
January 31, 2005 and January 31, 2004 and for the period from
Inception through January 31, 2005                                         29


Notes to the financial statements                                          30

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hybrid Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Hybrid Technologies, Inc. as of January 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended January 31, 2005 and 2004 and from April 12, 2000 (Inception) through January 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Hybrid Technologies, Inc. as of January 31, 2005 and 2004, and the results of consolidated operations and cash flows for the years ended January 31, 2005 and 2004, and from April 12, 2000 (Inception) through January 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $18,746,363 from April 12, 2000 (Inception) through January 31, 2005. At January 31, 2005, current liabilities exceeded current assets by $2,029,494 and total liabilities exceeded total assets by $4,848,227. These factors, and others discussed in Note 2, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ Mason Russell West, LLC
Littleton, CO
May 21, 2005

HYBRID TECHNOLOGIES, INC.
(formerly Whistler Investments, Inc.)
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS
JANUARY 31,

  ASSETS                                                                              2005            2004
-----------------------------------------------------------------------------------------------------------------

Current assets:
 Cash                                                                           $    103,718         $    169,428
 Accounts receivable                                                                   5,696                    -
 Inventory                                                                            18,903                    -
 Other current assets                                                                 11,137                    -
                                                                                ------------         ------------
                         TOTAL CURRENT
                         ASSETS                                                      139,454              169,428

Property and equipment, net                                                           27,596                3,219
Other assets                                                                         153,671                    -
                                                                                ------------         ------------
                                                                                $    320,721         $    172,647
                                                                                ============         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------------------------------------------------------

Current liabilities:
 Note payable                                                                   $     80,000         $          -
 Current portion of long-term debt                                                         -                    -
 Accounts payable and accrued expenses                                               503,181              133,017
 Advances from related parties                                                     1,585,767              562,188
                                                                                ------------         ------------
                         TOTAL CURRENT
                         LIABILITIES                                               2,168,948              695,205


Long-term debt                                                                     3,000,000                    -

Commitments and contingencies                                                              -                    -

Minority interest                                                                      2,480                    -

Stockholders' deficit
 Preferred stock, $.001 par value, 5,000,000 shares authorized,
  no shares issued                                                                         -                    -
 Common stock, $.001 par value, 27,000,000 authorized
  6,804,133 shares issued and outstanding in 2005
  6,125,183 shares issued and outstanding in 2004                                      6,804                6,125

 Additional paid in capital                                                       13,888,852            5,947,425

 Deficit accumulated during the development stage                                (18,746,363)          (6,160,108)
                                                                                ------------         ------------
                                                                                  (4,850,707)            (206,558)

Less subscriptions receivable                                                              -              (50,000)

Less deferred compensation                                                                 -             (266,000)
                                                                                ------------         ------------
                                                                                  (4,850,707)            (522,558)
                                                                                ------------         ------------
                                                                                $    320,721         $    172,647
                                                                                ============         ============

SEE NOTES TO THE FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
(formerly Whistler Investments, Inc.)
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        Year ended                    Inception
                                                                               --------------------------------        through
                                                                               January 31,         January 31,        January 31,
                                                                                  2005                2004               2005
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:

  General and administrative                                                   $  1,609,373        $    116,239           1,780,432
  Management and consulting fees                                                  1,339,114             178,996           1,532,110
  License and permits                                                             2,070,853             443,400           2,514,253
  Other professional fees                                                           266,005              87,635             428,074
  Research and development                                                           66,822              20,268              87,090
  Stock-based compensation                                                        7,071,467           4,394,000          11,465,467
                                                                               ------------        ------------        ------------
                         (loss from operations)                                 (12,423,634)         (5,240,538)        (17,807,426)

Other income (expense)
  Interest                                                                         (203,834)            (24,070)           (114,155)
  Other income                                                                       24,493               3,384              29,271
                                                                               ------------        ------------        ------------

                         Net (loss) before discontinued
                         operations and minority interest                      $(12,602,975)       $ (5,261,224)       $(17,892,310)

                         Loss from discontinued
                         operations                                                      --                  --            (757,024)
                                                                               ------------        ------------        ------------
                                                                                (12,602,975)         (5,261,224)        (18,649,334)

                         Minority interest in net loss                               16,720                  --              16,720
                                                                               ------------        ------------        ------------

                         Net loss                                               (12,586,255)       $ (5,261,224)       $(18,632,614)
                                                                               ============        ============        ============

 Net (loss) per share before discontinued operations                           $      (2.20)       $      (1.05)

(Loss) per share from discontinued operations                                  $         --        $         --
                                                                               ------------        ------------
 Net (loss) per share, Basic and Fully diluted                                 $      (2.20)       $      (1.05)
                                                                               ============        ============

Weighted number of shares                                                         5,725,500           5,006,700


SEE NOTES TO FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
(formerly Whistler Investments, Inc.)
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

                                                                            Deficit
                                                                          Accumulated
                                     Common stock             Additional   during the
                               --------------------------      Paid-in     Development   Subscription      Deferred
                                  Number        Amount         Capital        Stage       receivable    compensation       Total
                               ------------  ------------   ------------  ------------   ------------   ------------   ------------
Balance February 1, 2003          4,360,500  $      4,361   $    490,939  $   (898,884)  $         --   $         --   $   (403,584)

Issuance of common stock
  for cash                           42,533            42        199,958            --        (50,000)            --        150,000

Exercise of options
  split adjusted                    707,400           707        588,793            --             --             --        589,500

Non-cash issuance of stock        1,012,500         1,013         (1,013)           --             --             --             --

Expense paid with stock               2,250             2          8,748            --             --             --          8,750

Non-employee stock-based
  compensation                           --            --      4,660,000            --             --     (4,660,000)            --

Amortization of deferred
  stock compensation                     --            --             --            --             --      4,394,000      4,394,000

Net loss for the year                    --            --             --    (5,261,224)            --             --     (5,261,224)
                               ------------  ------------   ------------  ------------   ------------   ------------   ------------

     Balance January 31, 2004     6,125,183         6,125      5,947,425    (6,160,108)       (50,000)      (266,000)      (522,558)


Return of non-cash issuance      (1,012,500)       (1,013)         1,013            --             --             --             --

Stock redemption                   (900,000)         (900)           900            --             --             --             --

Non-employee stock
  based compensation                     --            --      7,071,467            --             --             --      7,071,467

Exercise of options               1,072,892         1,073        924,222            --             --             --        925,295

Collection of receivable                 --            --             --            --         50,000             --         50,000

Stock re-issuance                   900,000           900           (900)           --             --             --             --

Amortization of deferred
  stock compensation                     --            --             --            --             --        266,000        266,000

Basis of assets acquired less
  than purchase price                    --            --        (54,656)           --             --             --        (54,656)

Stock dividend                      618,558           619           (619)           --                                           --

Net loss for the year                                        (12,586,255)           --             --             --    (12,586,255)
                               ------------  ------------   ------------  ------------   ------------   ------------   ------------

  Balance January 31, 2005        6,804,133  $      6,804   $ 13,888,852  $(18,746,363)  $         --   $         --   $ (4,850,707)
                               ============  ============   ============  ============   ============   ============   ============

SEE NOTES TO FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
(formerly Whistler Investments, Inc.)
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year ended                  Inception
                                                                              ------------------------------------     through
                                                                                January 31,        January 31,       January 31,
                                                                                    2005              2004               2005
-----------------------------------------------------------------------------------------------------------------------------------
Cash (used in) Operating Activities:
Net (loss) for the period                                                      $(12,586,255)       $ (5,261,224)       $(18,604,756)
Adjustments to reconcile net (loss) to cash
  Depreciation                                                                        3,718               2,420               9,529
  Amortization                                                                      356,000                  --             356,000
  Minority interest in loss                                                         (16,720)                 --             (16,720)
  Stock-based compensation                                                        7,071,467           4,394,000          11,464,787
  Increase in accounts receivable                                                    (5,696)
  Increase in inventories                                                           (18,903)
  Increase in prepaid expenses and other assets                                     (11,137)                 --             (15,742)
  Increase in accounts payable and accrued expenses                                 370,164             102,551             334,521
  Expense settled with the issuance of stock                                             --               8,750               8,750
  Contributed expenses                                                                   --                  --               6,000
  Write off of mineral property                                                          --                  --               5,150
  Loss from discontinued operations                                                      --                  --             757,024
                                                                               ------------        ------------        ------------
              CASH (USED IN) OPERATING ACTIVITIES                                (4,837,362)           (753,503)         (5,695,457)

Cash (used in) Investing Activities:
Increase in other assets                                                           (160,420)                 --            (160,420)
Purchase of mineral property                                                             --                  --              (5,150)
Purchase of property and equipment                                                  (11,479)                 --             (21,309)
                                                                               ------------        ------------        ------------
              CASH (USED IN) INVESTING ACTIVITIES                                  (171,899)                 --            (186,879)

Cash provided by Financing Activities:
  Sale of minority interest in subsidiaries                                          19,200                  --              19,200
  Proceeds from the exercise of stock options                                       925,295             589,500           1,514,795
  Collection of stock receivable                                                     50,000                  --              50,000
  Proceeds from the issuance of debt                                              2,920,000                  --           2,920,000
  Advances from related parties                                                   1,029,056             183,327           1,234,219
  Proceeds from the issuance of common stock                                             --             150,000             239,300
                                                                               ------------        ------------        ------------
              CASH PROVIDED BY FINANCING ACTIVITIES                               4,943,551             922,827           5,977,514

Net increase (decrease) in cash                                                     (65,710)            169,324              95,178

Cash at beginning of period                                                         169,428                 104                  --
                                                                               ------------        ------------        ------------
Cash at end of period
                                                                               $    103,718        $    169,428        $     95,178
                                                                               ============        ============        ============

SEE NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND HISTORY

Hybrid Technologies, Inc., Inc. (formerly Whistler Investments, Inc.) was incorporated under the laws of the State of Nevada, April 12, 2000. The Hybrid Technologies, Inc.'s (the Company) original business was the exploration and development of mineral interests. The Company abandoned these interests in 2003. The Company does not have any operating business and is classified as a development stage company.

The Company is currently pursuing the development and marketing of electric powered vehicles and products which would be the application of advanced lithium battery technology developed by Lithium House.

On January 19, 2004 the Company entered into an agreement and a Registration Rights Agreement (the Agreement) with Duchess Private Equities Fund, L.P. (Duchess). Under the terms of the agreement, the Company may periodically "put" or require Duchess to purchase shares of common stock at below market prices in exchange for the utilization of a ten million dollar equity line of credit. The Agreement required the Company to file an SB-2 with the Securities Exchange Commission to register for resale by Duchess shares of common stock purchased. The registration statement was required to be filed thirty days after the January 31, 2004 audited financial statements were completed. The registration statement has not been completed.

BASIS OF CONSOLIDATION
The consolidated financial statements included the accounts and records of the Company and its wholly owned subsidiary WhistlerTel, Inc. and its majority controlled subsidiaries, Global Electric, Corp., R.-Electric Car, Co., and Solium Power Corp. All significant intercompany accounts and transactions have been eliminated. The Company does not have any special purpose entities. The following is a listing of the Company's subsidiaries and its ownership interests:

                  WhistlerTel, Inc.                       100.00%
                  Global Electric, Corp.
                  (consolidated)                           67.60%
                  R Electric Car, Co.                      71.40%
                  Solium Power, Corp                       71.40%

ESTIMATES
The preparation of financial statements prepared in accordance with the accounting standards generally accepted accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents
Cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash with original maturities of three months or less.

Licensing fees
Licensing fees related to Product Licensing Agreements are expensed as incurred.

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Accounts receivable
At December 31, 2004, management considers all accounts fully collectable and no allowance for doubtful accounts has been provided.

Inventories
Inventories are stated at the lower of cost or market. Cost is based on the specific identification method.

Property and equipment
Property and equipment are recorded at cost. Depreciation of property and equipment are accounted for by accelerated methods over the following estimated useful lives

                                                             Lives
                                                     -----------------------
                  Furniture and fixtures                    10 years
                  Purchased software                       3-5 years
                  Computers                                  5 years

Amortization
Amortization of financing costs included in other assets are amortized over the life or the related loan , two years.

Stock based compensation
The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recorded when the exercise price of the stock is less than the market price of the underlying common stock at the date of the grant.

Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation, " (SFAS 123) established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose pro-forma net income (loss) that would have resulted from the use of the fair value method under SFAS 123.

The Company has recorded stock-based compensation expense in accordance with APB 25 and adopted the disclosure provisions only of SFAS 123.

Income taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and credits are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated financial statements in the period that includes the enactment date.

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Financial instruments
The fair value of accounts receivable, payable and accrued expenses approximates fair value based on their short maturities.

Comprehensive income (loss)
The Company reports comprehensive income (loss) in accordance with the requirements of Statement of Financial Accounting Standards No. 130. For the years ended January 31, 2005 and 2004 and inception through January 31, 2005 there are no differences between net income (loss) and comprehensive income
(loss).

Long-lived assets
The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standard No. 144 (SFAS 144) "Accounting for Long-Lived Assets". The carrying value of long-lived assets are reviewed on a regular basis for the existence of facts and circumstances that may suggest impairment. The Company recognizes an impairment when the sum of undiscounted future cash flows is less than the carrying amount of the asset. The write down of the asset is charged to the period in which the impairment occurs.

Research and development costs
Research and development costs are charged to expense as incurred.

Foreign currency translation
The consolidated financial statements are presented in United States dollars in accordance with Statement of Financial Accounting Standards No. 52, (SFAS 52, "Foreign Currency Translation". Foreign denominated monetary assets are translated to United States dollars using foreign exchange rates in effect at the balance sheet date. Non- monetary items are translated at historical exchange rates except for items carried at market value which are translated at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the period. Gain or losses arising on foreign currency transactions are included in the determination of operating results for the period.

Recently issued pronouncements
In January 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.132 "Employers' Disclosures about Pensions and Other Post-Retirement Benefits", an amendment of FASB statements No. 87, 88 and 106. The Statement revises employers' disclosures about pension plans and other post retirement benefit plans. Management does not believe this pronouncement will have any effect on the financial statements of the Company. In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an Amendment of Accounting Research Bulletin No.43, Chapter 4." This statement provides clarification for the accounting of abnormal idle facility expense, freight handling costs, and waste materials. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe this pronouncement will have any effect on the financial statements of the Company.

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Recently issued pronouncements - continued
In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This statement references financial accounting and reporting guidance for real estate time- sharing transactions that is provided in AICPA Statement of Position 04-02, "Accounting for Real Estate Time-Sharing Transactions". This statement also states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This statement is effective with fiscal years beginning after June 15, 2005. Management does not believe that this statement will have any material effect on its real estate operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets
- an amendment of Accounting Principles Board Opinion No. 29." This statement eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for the exchange of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance, if the future cash flows of the entity are expected to significantly change as a result of the exchange. This statement is effective for non-monetary exchanges occurring in fiscal years beginning after June 15, 2005. Management does not believe the application of this pronouncement will have any material effect on the financial statements of the Company.


NOTE 2. GOING CONCERN

The Company's financial statements are prepared based on the going concern principle. That principle anticipates the realization of assets and payments of liabilities through the ordinary course of business. No adjustments have been made to reduce the value of any assets or record additional liabilities, if any, if the Company were to cease to exist. The Company's ability to remain a going concern is dependant upon its ability to raise additional capital as required and the forbearance of the Company's creditors. There are no guarantees that the Company will be able to the Company's ability to establish a viable business.


NOTE 3. BUSINESS COMBINATION

Effective December 3, 2004, Whistler Tel, Inc. a wholly-owned subsidiary of the Company acquired the assets of Trade Winds Telecom, LLC (Trade Winds) a company owned indirectly by a shareholder of the Company for a cash payment of $20,175 and a note in the amount of $80,000 due in December 2005. The acquisition has been accounted for as a purchase. Due to the relationship, the assets were recorded at their historical cost basis. The purchase price in excess of the cost bases of the assets, approximately $55,000, was charged against additional paid in capital. Trade Winds was organized in 2003 and is engaged in selling internet based voice communication products and services to international customers.

Trade Winds had no operations prior to January 31, 2004, Accordingly, the following unaudited pro-forma summary statement of operations gives effect to the Tradewinds came into existence;

     Year ended January 31, 2005 (Unaudited)

                                                                                                    Pro-forma            Pro-forma
                                                                                As reported         adjustments            (loss)
                                                                               ------------        ------------        ------------
Costs and expenses:                                                            $(12,423,635)       $    (97,311)       $(12,520,946)
Other income (expense)
   Interest                                                                        (203,834)                 --            (203,834)
  Other income                                                                       24,494              29,077              53,571
                                                                               ------------        ------------        ------------
Net (loss) before discontinued operations
   and minority interest                                                        (12,602,975)            (68,234)        (12,671,209)
Loss from discontinued operations                                                        --                                      --
Minority interest in net loss                                                        16,720                                  16,720
                                                                               ------------        ------------        ------------
Net loss                                                                       $(12,586,255)       $    (68,234)       $(12,654,489)
                                                                               ============        ============        ============

NOTE 4. PROPERTY AND EQUIPMENT

At January 31, property and equipment consists of:

                                                                                                     2005                 2004
                                                                                                 ------------         ------------
                  Furniture and fixtures                                                         $      4,819         $      4,819
                  Software costs                                                                       28,095                   --
                  Computer equipment                                                                    5,211                5,211
                                                                                                 ------------         ------------

                                                                                                       38,125               10,030
                  less accumulated
                  depreciation                                                                        (10,529)              (6,811)
                                                                                                 ------------         ------------
                                                                                                 $     27,596         $      3,219
                                                                                                 ============         ============

NOTE 5. OTHER ASSETS

At January 31, other assets consist of:

                                                                                                      2005                2004
                                                                                                  ------------        ------------
                  Deferred financing costs                                                        $    240,000        $         --
                  less accumulated amortization                                                        (90,000)                 --
                                                                                                  ------------        ------------
                                                                                                       150,000                  --

                  Deposits                                                                               3,671                  --
                                                                                                  ------------        ------------
                                                                                                  $    153,671        $         --
                                                                                                  ============        ============

NOTE 6. ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the year ended January 31, 2004, the Company received advances from related parties totaling approximately $1,235,000 for the payment of day-to-day operating expenses. Del Mar Venture Corp. is owned by Aarif Jamani, a major shareholder and Ms. Roseberry is a shareholder and an officer.

Advances from related parties at January 31, consist of:

                                                                                                2005                        2004
                                                                                             ----------                  ----------
                  Advance from Del Mar Venture Corp                                          $1,580,974                  $  551,362

                  Advance from Holly Roseberry                                                    4,793                      10,826
                                                                                             ----------                  ----------
                                                                                             $1,585,767                  $  562,188
                                                                                             ==========                  ==========

The above advances are reported as currently payable. The advances are not subject to written agreements and have no specific repayment terms but are deemed due on demand. Additionally, the advances are not interest bearing.

As discussed in Note 3. the Company acquired the major assets of Trade Winds Telecom, LLC for the payment of approximately $20,000 in cash and the issuance of an $80,000 note to a company under the control of Aarif Jamani, a major stockholder of the Company.

NOTE 7.  NOTE PAYABLE

The note payable at January 31, 2005 consists of:

                  10% note payable to the former member
                  of Trade Winds Telecom, LLC, a company
                  related by certain common ownership, (SEE NOTE 3.)                      $    80,000
                                                                                          ===========

NOTE 8.  LONG-TERM DEBT

Long-term debt at January 31, 2005 consists of:

                  5% note payable to Sterling Capital, Inc.
                  payable in April, 2006, collateralized by
                  90,000,000 shares of the Company's common stock                         $ 3,000,000
                                                                                          ===========

The following is a schedule by year of required debt maturities


                                                     Year ended January 31,  2006         $        --
                                                                             2007           3,000,000
                                                                                          -----------
                                                                                          $ 3,000,000
                                                                                          ===========

NOTE 9. STOCKHOLDERS' (DEFICIT)

On March 10, 2004, the Board of Directors authorized a three for one (3-1) stock split of the Company's common stock. Additionally, on November 19, 2004, the Board authorized an additional three for one (3-1) split of its common stock. All disclosures of stock have been restated to give effect to the stock splits.


During the year ended January 31, 2004:

              The Company issued 1,012,500 of restricted common shares to RS International Consultants, GMBH, ("RS") an international business consulting company pursuant to a $5,000,000 financing agreement. The financing agreement did not close and the shares were returned in May 2004.

              The Company issued 42,533 shares for $150,000 cash and a $50,000 receivable. The receivable was collected during the year ended January 31, 2005.

              The Company issued 2,250 shares for consulting services with a deemed market value of $8,750.

              The Company issued 707,400 shares resulting from the exercise of stock options totaling $589,500.


During the year ended January 31, 2005:

              The Company received the return of shares issued pursuant to the RS financing agreement.

              The Company issued 1,072,892 shares resulting from the exercise of stock options totaling $925,295

              The Company entered into a Stock Redemption and Re-issuance Agreement on February 10, 2004 with Salim S. Rana Investment, Corp (SSRIC) whereby 900,000 shares of the Company's common stock (adjusted for splits) was returned to the Company's treasury at no cost to the Company. The Company had the ability under the Redemption Agreement, and did, utilize the shares for proper corporate purposes, including option exercises and issuances to consultants. Under the terms of the Redemption Agreement, the Company was obligated to, and did, return the 900,000 shares to SSRIC on June 3, 2004.

Subsequent to year end, in February, 2005, the Board of Directors authorized a one for ten (10%) stock dividend. The stock dividend has been reflected in the accompanying Statement of Stockholders' Deficit. On March 9, 2005, the Board authorized a one for ten (1-10) reverse stock split. The financial statements have been adjusted to give retroactive effect to this split as had it occurred on February 1, 2003.

NOTE 10.  STOCK OPTIONS AND DEFERRED STOCK-BASED COMPENSATION

The Company established the 2003 Restricted Stock Plan ("the Plan") during the year ended January 31, 2004 and filed an S-8 Registration Statement with the Securities and Exchange Commission that was declared effective. The Plan allows the Company's Board of Directors to issue up to 1,800,000 common shares pursuant to the Plan as compensation for services to the Company. The Company's Board of Directors has the discretion to set the price, term vesting schedules and other terms and conditions for options granted under the plan.

A summary of the Company's stock option activity is follows:

                                                                             Weighted average
                                                                                 exercise
                                                                  shares       price share
                                                                ------------ ----------------
                   Balance February 1, 2003                       1,800,000      $ 0.083
                   Options granted                                 -945,000      $0.083
                   Options cancelled/expired                             --
                                                                -----------
                   Balance January 31, 2004                         855,000      $0.083
                   Options granted                                 -855,000      $0.083
                   Options cancelled/expired                             --
                                                                -----------
                   Balance January 31, 2005                              --
                                                                ===========

                                                                 Number of
                                                                  shares
                                                                ------------
                   Options granted                                  945,000
                   Options exercised during the year
                     ended January 31, 2004                        -707,400
                   Options granted during the year
                     ended January 31, 2005                         855,000
                     ended January 31, 2005                      -1,072,892

                                                                -----------
                   Unexercised options                               19,708
                                                                ===========

In connection with the grant of certain options to employees during the year ended January 31, 2004, the Company reported deferred stock compensation of $4,660,000, representing the difference between the intrinsic value of the common stock and the exercise price at the date of the grant. The deferred compensation is presented as a reduction of the stockholders' equity and amortized over the vesting period of stock options on a straight-line basis. During the year ended January 31, 2004, the Company amortized $4,394,000 of deferred compensation that had been recorded as stock-based compensation and charged to operations. In connection with the issuance to certain employees of options in February, 2004, the Company reported deferred stock compensation of $7,020,787 representing the difference between the intrinsic value of the common stock and the exercise price at the date of the grant. The grant were exercised immediately and, accordingly, no amount of the stock based compensation was deferred and there is no significant difference in the reporting between APB 25 and SFAS 123.

The following is the pro-forma information regarding stock-based compensation required under SFAS 123

Year ended January 31,                                                                            2005                      2004
                                                                                             ------------              ------------
Net (loss) as reported                                                                       $(12,586,255)             $ (5,261,224)
Add stock based loss compensation included
in net loss                                                                                     7,071,467                 4,394,000
Deduct stock-based compensation determined
under fair value method                                                                        (7,071,467)               (4,439,960)
                                                                                             ------------              ------------
Pro-forma net (loss)                                                                         $(12,586,255)             $ (5,307,184)
                                                                                             ============              ============


Net loss per share (basic and diluted) as reported                                           $      (2.20)             $      (1.05)

Net loss per share (basic and diluted) pro-forma                                             $      (2.20)             $      (1.05)

The Company utilized the Black-Scholes model in determining fair value. Among other factors, the Black Scholes model considers the expected life of the option and the expected volatility of the Company's stock price in arriving at an option valuation. For pro-forma purposes, the estimated fair value of the Company's stock based awards is amortized over the vesting period of the underlying instruments. For the year ended January 31, 2004, the fair value of the options granted using Black Scholes was determined using the following assumptions.

                  Expected dividend yield                           0%
                  Risk-free interest
                  rate                                             1-5%
                  Expected volatility                              100%
                  Expected life from the vesting date             1 year

NOTE 11. COMMITMENT AND CONTINGENCIES

LICENSING AGREEMENTS
On October 21, 2003 the original licensing agreement that the Company had entered into with Nu Age Electric in June 2003 was terminated. At the same time the Company entered into its current licensing agreement with RV Systems, Inc. a Nevada corporation for the worldwide rights (with the exception of certain products in India) to sell, distribute and/or manufacture (or arrange for the sale of) specified products using the portable power systems ("the Licensed Technologies") developed by Lithium House. The agreement is for five years and automatically renews for three years unless terminated by either party with a ninety day written notice.

The Company is required to pay to the Licensor various payments based on the sale of various products. Pursuant to a letter agreement dated February 3, 2004, the Company is required to pay a minimum licensing fee of $35,000 per week ($1,820,000 annually).

Remaining minimum annual payments at January 31, 2005 under the terms of the February 23, 2004 letter are as follows:

                   Year ending January 31, 2006         $1,820,000
                                           2007            416,600
                                                        ----------
                                                        $2,236,600
                                                        ==========

LITIGATION
The Company was served with a complaint on October 2003 by Michael McDermott, as a stockholder of Planet Electric, Inc. Seeking injunctions against the Company, Lithium House and other defendants prohibiting their continued business arrangements and alleged transfer of trade secrets and/or processes. The case was dismissed by stipulation of the parties in June 2004.

One of the individuals in the above suit has brought an action against Planet Electric, Inc. for breach of his employment agreement. Planet Electric has filed a cross complaint against the Company. The cross complaint adds claims for conversion and conspiracy to convert assets of Planet Electric, Inc. The Company is unable at this time to determine the ultimate outcome of this matter.

In December 2004, the Company and its subsidiary Global Electric, Corporation
(GEC) was served with a complaint by Electric Global Motorcars, LLC seeking relief for trademark infringement, unfair competition, Federal Trademark dilution and other remedies by the use of the Company and GEC of the term "Global Electric" by the Company and GEC. The Company believes that it has reached a settlement of this matter (although not yet signed) by agreeing to change the name from Global Electric to Global Hybrid Corp.

In July 2004 the Company received a request for voluntary production of documents and information related to a Securities and Exchange Commission (SEC) informal inquiry. The documents requested include those related to the issuance of stock and its major corporate transactions, including the Queen's mineral property and Azra shopping (discontinued in the year ended January 31, 2003) and its current licensing agreements with RV Systems. Additionally, agreements with the Company's consultants and related parties potential partners and joint venturers was requested. The Company is fully co-operating in response to the document request.

LEASES
The Company leases office space under operating leases with terms of one year or less.


NOTE 12. INCOME TAXES

The Company has deferred tax assets of approximately $6,000,000 as a result of the net operating losses incurred through January 31, 2005. These deferred tax assets are reduced by a valuation allowance in an equal amount due to the uncertainty as to whether the net operating losses will be utilized.

NOTE 13. (LOSS) PER SHARE

The Company accounts for income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earning per Share". SFAS requires the presentation of both basic and fully diluted earnings per share
(EPS) on the face of the statement of operations. Basic EPS is computed by dividing the net income (loss) available to common shareholders (numerator) by the weighted average common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options. The treasury method is used for computing Diluted EPS, the average stock price for the period is used in determining the number of net shares to be purchased from options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

NOTE 14. OTHER REQUIRED CASH FLOW DISCLOSURES

                                                                                                                         Inception
                                                                                                        Year ended        through
                                                                                       January 31,      January 31,      January 31,
                                                                                          2005             2004            2005
                                                                                        ---------        ---------        ---------
Supplemental disclosures of non-cash transactions:

  Deferred financing costs acquired with debt                                           $  80,000        $      --        $  80,000

  Other current assets acquired by issuance of debt                                     $   5,633        $      --        $   4,013

  Reduction of additional paid in capital from issuance of debt                         $  74,367        $      --        $  74,367

  Net assets acquired by issuance of debt                                               $  25,344        $      --        $  25,344

  Return of common stock form cancellation of financing transaction                     $  (3,375)       $      --        $  (3,375)

  Issuance of common stock for financing transaction                                    $      --        $   3,375        $   3,375

  Assumption of mortgage payable                                                        $      --        $      --        $ 400,000

  Promissory note payable                                                               $      --        $      --        $ 377,960

  Expenses settled with stock                                                           $      --        $      --        $   8,750

  Notes and mortgages assumed in disposal of discontinued operations                    $      --        $      --        $(777,960)

Other required disclosures:

 Interest paid                                                                          $ (90,084)       $ (24,070)       $(114,154)

 Income taxes paid                                                                      $      --        $      --        $      --

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

         As of the end of the fiscal year ended January 31, 2005, covered by this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of Holly Roseberry, the Company's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting her to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report on Form 10-KSB. There have been no changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

ITEM 8B. OTHER INFORMATION.

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of May 1, 2005 are as follows:


Name                           Age                   Office
--------------------          -----                  ------
Holly Roseberry                 53           President, Chief Executive
                                             Officer and Director
Mehboob Charania                50           Secretary, Treasurer, and
                                             Director


The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Ms. Holly Roseberry was appointed as our secretary, treasurer and chief financial officer on February 20, 2002. On November 15, 2002, she resigned from these positions and was appointed as our president, chief executive officer and as a director. From 2001 to 2003, she acted as manager for 24/7 Drycleaning Laundromat, a private Las Vegas business. She obtained a Bachelor of Arts degree from Sacred Heart University in Bridgeport, Connecticut in 1973. Ms. Roseberry was employed from 1993 to 1996 as human resources manager, and from 1997 to 1999 as business office manager, of the Las Vegas location of Wards Department Store. Ms. Roseberry was not employed from 1999-2001.

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

Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended January 31, 2005 all such filing requirements applicable to its officers and directors were complied with.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth certain information as to the Company's highest paid executive officers and directors for the Company's fiscal year ended January 31, 2005. No other compensation was paid to any such officer or directors other than the cash and stock option compensation set forth below.

          Annual  Compensation                                          Awards                   Payouts
-------------------------------------                             ----------------------  ---------------------
(a)               (b)         (c)         (d)         (e)         (f)         (g)         (h)         (i)
Name                                                  Other       Restricted  Securities
and                                                   Annual      Stock       Underlying  LTIP        All Other
Principal         Year        Salary      Bonus       Comp.       Awards      Options/    Payouts     Comp.
Position          *           ($)         ($)         ($)         ($)         SARs(#)     ($)         ($)
--------          ----        ------      -----       ------      ----------  ----------  -------     ---------
Holly   .         2005        $48,926
Roseberry         2004        $6,225
President **

-----------------
* Fiscal years ended January 31, 2005 and January 31, 2004.

** Holly Roseberry has held the office of President since November 15, 2002. Ms. Roseberry's functions as President have included, in addition to accounting and regulatory filing oversight, management and the sale of the Azra shopping center, general management of our day-to-day operations, working with the attorneys and accountants for the Company, general oversight of the agreements with and oversight of consultants to the Company and correspondence with the Company's transfer agent.


Option/SAR Grants in Last Fiscal Year

         There were no grant of options to purchase our common stock to our officers or directors in fiscal 2005, and there were no exercises of such options during or options held at the end of such fiscal year by officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 30, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

All share information in the following table reflects the one-for-ten reverse split of out common stock effective March 9, 2005.

                  Name and address                   Number of Shares     Percentage of
Title of class    of beneficial owner                of Common Stock      Common Stock (1)
-------------     -------------------                ----------------     ----------------

Common Stock      Salim S. Rana Investments Corp.      3,621,419           21.68%
                  5001 E. Bonanza Rd., Suite
                  138-145, Las Vegas,
                  Nevada 89110 (2)

Common Stock      Holly Roseberry                         14,850             *
                  President, CEO, Director
                  5001 E. Bonanza Rd.,
                  Suite 138-145
                  Las Vegas, Nevada 89019

Common Stock      All Officers and Directors              14,850              *
                  as a Group that consists of
                  two people

-------------------------

*        Less than 1%

(1) As of April 30, 2005, there were 16,704,710 shares of our common stock issued and outstanding.

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


ITEM 13. EXHIBITS

-------------------- -----------------------------------------------------------
    Exhibit No.                              Description
-------------------- -----------------------------------------------------------

        3.1 Articles of Incorporation of the Company.(Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed with the Commission on May 29, 2001.)

        3.1a Certificate of Amendment to Articles of Incorporation filed October 27, 2004. (Incorporated by reference to Exhibit 3.1a to the Company's Current Report on Form 8-K, filed with the Commission on November 2, 2004.)

        3.1b Form of Restatement of Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1a to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on December 15, 2004.)

        3.1c Certificate of Amendment to Articles of Incorporation, filed effective March 9, 2005. (Filed herewith.)

        3.2 By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 29, 2001.)

        4.1 Specimen Common Stock Certificate. (Incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form SB-2, filed with the Commission on May 29, 2001.)

        4.2          Whistler Investments,  Inc.  2003  Restricted  Stock Plan.
                     (Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the Commission on July 18, 2003.)

        4.3          Hybrid Technologies, Inc. 2005 Restricted Stock Plan.
                     (Incorporated herein by reference to Exhibit 4. to the Company's Registration Statement on Form S-8 filed with the Commission on April 22, 2005.)

        4.4 Promissory Note, dated December 3, 2004, payable to Trade Winds Telecom, LLC., filed herewith.

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

       10.4          Asset Purchase Agreement dated April 10, 2002 between Salim
                     S. Rana Investments Corp. and Whistler Investments, Inc. (Incorporated by reference to Exhibit No. 10.1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on May 6, 2002.)

       10.5 Agreement dated January 1, 2003 between Whistler Investments, Inc. and Kim Larsen respecting the disposition of Azra Shopping Center. (Incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to its Annual Report on Form 10-KSB filed May 8, 2003.)

       10.6 Amendment to Licensing Agreement, dated October 21, 2003, between Nu Age Electric Inc. and Whistler Investments, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on November 21, 2003.)

       10.7 Agreement,dated October 21,2003, by and between RV Systems, Inc. and Whistler Investments, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Commission on November 21, 2003.)

       10.8 Investment Agreement, dated as of January 19, 2004, by and between Whistler Investments, Inc. and Dutchess Private Equities Fund, L.P. (Incorporated by reference to Exhibit
                     10.5 to the Company's Current Report on Form 8-K, filed with the Commission on January 23, 2004.)

       10.9 Registration Rights Agreement,dated as of January 19, 2004, by and between Whistler Investments, Inc. and Dutchess Private Equities Fund, L.P. (Incorporated by reference to
                     Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the Commission on January 23, 2004.)

      10.10 Stock Redemption and Reissuance Agreement, dated as of February 10, 2004, Between Whistler Investments, Inc. and Salim S. Rana Investments, Inc. (Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on October 4, 2004.)

      10.11          Letter from City of Austin, Texas, dated February 27, 2004.
                     (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on October 4, 2004.)

      10.12 Memorandum of Understanding, dated March 15, 2004, between Shanghai Geely Metop International and the Global Electric subsidiary of Whistler Investments, Inc. (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on October 4, 2004.)

      10.13 Loan Agreement, made as of the 20th day of February, 2004, among Sterling Capital Inc. and Whistler Investments, Inc. (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on October 4, 2004.)

      10.14 Letter Agreement, dated February 3, 2004, between Whistler Investments, Inc. and RV Systems, Inc. (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on October 4, 2004.)

      10.15 Purchase and Sale Agreement, made effective as of the 3rd day of December, 2004, between WhistlerTel, Inc. and Trade Winds Telecom, LLC. (Incorporated by reference to Exhibit
                     10.15 to the Company's Current Report on Form 8-K, filed with the Commission on December 8, 2004.)

      10.16 Bill of Sale and Assignment, dated as of December 3, 2004, between Trade Winds Telecom LLC and Whistlertel, Inc. (Incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K, filed with the Commission on December 8, 2004.)

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Aggregate fees for the last two years:           2004-$16,450  2005-$21,000

(2) Audit related fees:                              2004- NA      2005- NA

(3) Tax fees:                                        2004- NA      2005- NA

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


HYBRID TECHNOLOGIES, INC.


By:     /s/ Holly Roseberry
       ---------------------------------
       Holly Roseberry
       Chief Executive Officer and Principal Financial Officer

         Date: May 23, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ Holly Roseberry
       -------------------
       Holly Roseberry
       President and C.E.O.
       (President, Chief Executive Officer
       and Director)
       Date: May 23, 2005

EXHIBIT INDEX

     3.1c Certificate of Amendment to Articles of Incorporation, filed effective March 9, 2005.

     4.4 Promissory Note, dated December 3, 2004, payable to Trade Winds Telecom, LLC.

    21         Subsidiaries of Registrant.

    31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.