Form 10QSB
period 2005-04-30
Hybrid Technologies Inc.
filed 2005-06-14
CIK 1141263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended April 30, 2005
                                ----------------

[  ]     Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

            For the transition period from                to
                                           ------------     --------------

            Commission File Number           000-33391


                            HYBRID TECHNOLOGIES, INC.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


          Nevada                                    88-0490890
----------------------------------       -----------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


5001 East Bonanza Road, Suite 138-145
Las Vegas, Nevada                                           89110
-----------------------------------------     -------------------------
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


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,707,710 shares of $0.001 par value common stock outstanding as of May 31, 2005.

                            HYBRID TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


                                                                            Page
No.
PART I.  FINANCIAL INFORMATION

ITEM I - Unaudited Consolidated Financial
          Statements

         Consolidated Balance Sheets as of April 30,
         2005 (Unaudited) and January 31, 2005 (Audited)                     F-1


         Consolidated Statements of Operations for the Three Months
         Ended April 30, 2005 and 2004 and from inception (April 12,
         2000) to April 30, 2005 (Unaudited)                                 F-2


         Consolidated Statements of Cash Flows for the Three Months
         Ended April 30, 2005 and 2004 and from inception (April 12,
         2000) to April 30, 2005 (Unaudited)                                 F-3

         Notes to Consolidated Financial Statements                          F-4

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3 - Controls and Procedures.


PART II. OTHER INFORMATION

ITEM 3 - Legal proceedings



ITEM 6 - Exhibits



EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                            HYBRID TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2005

HYBRID TECHNOLOGIES, INC.
(formerly Whistler Investments, Inc.)
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                          (UNAUDITED)
                                                                           April 30,     January 31,
  ASSETS                                                                     2005           2005
-----------------------------------------------------------------------------------------------------

    Current assets:
      Cash                                                                 $120,655       $103,718
      Accounts receivable                                                     4,962          5,696
      Inventory                                                              24,751         18,903
      Other current assets                                                    9,953         11,137
                                                                           --------       --------
                                            TOTAL CURRENT
                                            ASSETS                          160,321        139,454


    Property and equipment, net                                              42,769         27,596


    Other assets                                                            123,671        153,671
                                                                           --------       --------

                                                                           $326,761       $320,721
                                                                           ========       ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT
---------------------------------------------------------------------------------------------------
Current liabilities:
      Note payable                                                      $    80,000      $  80,000
      Current portion of long-term debt                                   3,000,000            --
      Accounts payable and accrued expenses                                 547,232         503,181
      Advances from related parties                                       2,414,549       1,585,767
                                                                       ------------    ------------
                                            TOTAL CURRENT
                                            LIABILITIES                   6,041,781       2,168,948

    Long-term debt                                                             --         3,000,000


    Commitments and contingencies                                              --


    Minority interest                                                          --             2,480

    Stockholders' deficit
      Preferred stock, $.001 par value, 5,000,000 shares
       authorized, no shares issued                                            --              --

      Common stock, $.001 par value, 27,000,000 authorized
      6,804,710 shares issued and outstanding April 30, 2005
      6,804,133 shares issued and outstanding January 31, 2005                6,804           6,804
      Additional paid in capital                                         13,888,852      13,888,852
      Deficit accumulated during the development stage                  (19,610,676)    (18,746,363)
                                                                       ------------    ------------

                                                                         (5,715,020)     (4,850,707)

     Less subscriptions receivable                                             --              --
     Less deferred compensation                                                --              --
                                                                       ------------    ------------

                                                                         (5,715,020)     (4,850,707)
                                                                       ------------    ------------

                                                                       $    326,761    $    320,721
                                                                       ============    ============

   (The accompanying notes are an integral part of these financial statements)

HYBRID TECHNOLOGIES, INC.
(formerly Whistler Investments, Inc.)
A DEVELOPMENT STAGE COMPANY

 CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                                               UNAUDITED
                                                                            UNAUDITED         UNAUDITED       -----------
                                                                                Three months ended             Inception
                                                                         ----------------------------------     through
                                                                           April 30,         April 30,         April 30,
                                                                              2005              2004              2005
--------------------------------------------------------------------------------------------------------------------------

Costs and expenses:

  General and administrative                                              $   456,146      $    167,729       $ 2,350,327

  Management and consulting fees                                              162,409           793,975         1,694,519

  License and permits                                                          52,694           950,000         2,566,947

  Other professional fees                                                       8,880            58,909           436,954

  Research and development                                                    130,484            37,484           217,574

  Stock- based compensation                                                      --           7,296,750        11,465,467
                                                                          -----------      ------------      ------------
                   (Loss from operations)                                    (810,613)       (9,304,847)      (18,731,788)


Other income (expense)

   Interest                                                                   (69,526)          (30,000)         (183,681)

  Other income                                                                 13,346              --              42,617
                                                                         ------------      ------------      ------------
                                                                              (56,180)          (30,000)         (141,064)
          Net (loss) before discontinued operations
             and minority interest                                       $   (866,793)     $ (9,334,847)     $(18,872,852)


          Loss from discontinued operations                                      --                --            (757,024)
                                                                         ------------      ------------      ------------
                                                                             (866,793)       (9,334,847)      (19,629,876)
          Minority interest in net  (loss)                                      2,480              --              19,200
                                                                         ------------      ------------      ------------

          Net (loss)                                                     $   (864,313)     $ (9,334,847)     $(19,610,676)
                                                                         ============      ============      ============

     Net (loss) per share before discontinued operations                 $       0.13)     $      (1.53)

    (Loss) per share from discontinued operations                        $       --        $         --
                                                                         ------------      ------------
      Net (loss) per share, Basic and Fully diluted                      $      (0.13)     $      (1.53)
                                                                         ============      ============



    Weighted number of shares outstanding                                   6,804,422         6,117,300
                                                                         ============      ============


  (The accompanying notes are an integral part of these financial statements)

HYBRID TECHNOLOGIES, INC.
 (formerly Whistler Investments, Inc.)
 A DEVELOPMENT STAGE COMPANY

 CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                                          UNAUDITED
  THREE MONTHS ENDED                                                                                    ------------
                                                                         UNAUDITED        UNAUDITED       Inception
                                                                        ------------     -----------       through
                                                                         April 30          April 30        April 30
                                                                           2005              2004            2005
---------------------------------------------------------------------------------------------------------------------
   Cash Flows from Operating Activities:

    Net (loss) for the period                                          $  (864,313)     $(9,334,847)    $(19,610,676)
    Adjustments to reconcile net (loss) to cash

      Depreciation                                                           1,000            1,022          (10,529)

      Amortization                                                          30,000             --            386,000

      Minority interest in loss                                             (2,480)            --            (19,200)

      Stock-based compensation                                                --          7,296,750       11,465,467

      Increase in accounts receivable                                          734             --                734

      Increase in inventories                                               (5,848)            --             (5,848)

      Increase in prepaid expenses and other assets                          1,184             --              1,184

      Increase (decrease) in accounts payable and accrued expenses          44,051          (39,472)         547,232

      Expense settled with the issuance of stock                              --               --              8,750

      Contributed expenses                                                    --               --              6,000

      Write off of mineral property                                           --               --              5,150

      Loss from discontinued operations                                       --               --            757,024
                                                                       -----------      -----------      -----------

                  CASH (USED IN) OPERATING ACTIVITIES                     (795,672)      (2,076,547)      (6,468,712)

    Cash Flows from Investing Activities:

    Increase in other assets                                                  --             (1,105)        (160,420)

    Purchase of mineral property                                              --               --             (5,150)

    Purchase of property and equipment                                     (16,173)            --            (53,298)
                                                                       -----------      -----------      -----------
                  CASH (USED IN) INVESTING  ACTIVITIES                     (16,173)          (1,105)        (218,868)

    Cash Flows from by Financing Activities:

      Sale of minority interest in subsidiaries                               --               --             19,200

      Proceeds from the exercise of stock options                             --            686,625        1,514,795

      Proceeds from the issuance of debt                                      --          2,920,000        2,920,000

      Advances from related parties                                        828,782         (545,044)       2,064,940

      Proceeds from the issuance of common stock                              --             50,000          289,300
                                                                       -----------      -----------      -----------

                  CASH PROVIDED BY FINANCING ACTIVITIES                    828,782        3,111,581        6,808,235

    Net increase in cash                                                    16,937        1,033,929          120,655

    Cash at beginning of period                                            103,718          169,428             --
                                                                       -----------      -----------      -----------
    Cash at end of period                                              $   120,655      $ 1,203,357      $   120,655
                                                                       ===========      ===========      ===========

  (The accompanying notes are an integral part of these financial statements)

HYBRID TECHNOLOGIES, INC.
(formerly Whistler Investments, Inc.)
A Development Stage Company

Notes to the Consolidated Financial Statements April 30, 2005
-------------------------------------------------------------------------------

Note 1. Financial Statement Presentation

The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements. Therefore, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on form 10-K for the year ended January 31, 2005 as filed with the Securities Exchange Commission on May 23, 2005.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. All such adjustments are of a normal recurring nature.


Note 2. Going Concern

The Company's financial statements are prepared based on the going concern principle. That principle anticipates the realization of assets and payments of liabilities through the ordinary course of business. No adjustments have been made to reduce the value of any assets or record additional liabilities, if any, if the Company were to cease to exist. The Company's ability to remain a going concern is dependant upon its ability to raise additional capital as required and the forbearance of the Company's creditors. There are no guarantees that the Company will be able to meet its capital needs until as such time as a viable business is established. Additionally, the lack of capital may limit the Company's ability to establish a viable business.

Note 3. Stockholders' deficit

In February, 2005, the Board of Directors authorized a one for ten (10%) stock dividend. The stock dividend has been reflected in the accompanying Statement of Stockholders' Deficit. On March 9, 2005, the Board authorized a one for (1-10) reverse stock split. The financial statements have been adjusted to give retroactive effect to this split as had it occurred February 1, 2004.


During the quarter ended April 30, 2005, 577 shares were issued as a result of the stock dividends and splits to eliminate fractional shares. No value is assigned to these shares.

In addition to the shares listed as issued and outstanding, the Company set aside 9,900,000 shares as collateral for the payment of the $3,000,000 loan with Sterling Capital.

In April, 2005 the Board authorized a second stock option plan (the 2005 plan). The 2005 plan provides for options equivalent to 2,000,000 shares to be issued to qualified employees.

Subsequent to April 30, 2005, the balance of options available under the original stock option agreement were issued to an employee. There are no options left under that plan. Additionally options equivalent to 30,000 shares of stock under the new plan were issued to two other employees.

WHISTLER INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004
--------------------------------------------
(Expressed in US Dollars)
--------------------------------------------------------------------------------

Note 4. Business combination

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

The following proforma information for the three months ended April 30, 2004 gives effect to the acquisition of Trade Winds has had it occurred February 1, 2004:

                                                           Pro-forma       Pro-forma
                                            As reported    adjustments      (loss)
                                            -----------    -----------    -----------
Costs and expenses:
Other income (expense)                      $(9,304,847)   $   (24,328)   $(9,329,175)

Interest                                        (30,000)          --          (30,000)

Other income                                       --             --             --
                                            -----------    -----------    -----------
Net (loss) before discontinued operations
and minority
interest                                     (9,334,847)       (24,328)    (9,359,175)

Loss from discontinued operations                  --             --

Minority interest in net loss                      --             --
                                            -----------    -----------    -----------
Net loss                                    $ (9,334,847)  $   (24,328)   $(9,359,175)
                                            ===========    ===========    ===========

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

THREE MONTHS ENDED APRIL 30, 2005 and 2004

We incurred a net loss of $864,313 the three months ended April 30, 2005, which included management and consulting fees of $162,409, general and administrative costs of $456,146, professional fees of $8,880, and research and development expense of $130,484.

Our net loss for the three-month period ended April 30, 2005 decreased substantially from the comparative period in fiscal 2004 (from $9,334,847 in 2004 to $864,313 in 2005). This was primarily due to $7,296,750 in stock-based compensation in 2004, as compared with none in the comparable period in 2005, an increase in administrative costs from $167,729 in 2004 to $456,146 in 2005, a decrease in management and consulting fees from $793,975 in 2004 to $162,409 in 2005, an increase in research and development expense from $37,484 in 2004 to $130,484 in 2005, and a decrease in license and permit fees from $950,000 in 2004 to $52,694 for the comparable period in 2005. We also incurred interest expense of $69,526 related to loans payable, as compared with $30,000 for the comparable period in 2004.

PLAN OF OPERATION

During the period since inception on April 12, 2000 to April 30, 2005, we have incurred operating losses aggregating $19,610,676. At April 30, 2005, we had a working capital deficiency of $5,881,460 and a stockholders' deficit of $5,715,020.

The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of April 30, 2005, we had cash on hand of $120,655. Our liabilities at the same date totaled $6,041,781. We anticipate that our license fee expense to acquire the licenses from RV Systems, Inc. will be in excess of $1,900,000, if we secure rights to all licensed products. We do not have sufficient cash on hand to meet these anticipated obligations.


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


         We have raised equity capital through issuances of common stock and debt. During the year ended January 31, 2005, we received proceeds of $925,295 from the exercise of stock options and $50,000 from the issuance of common stock. During the three months ended April 30, 2005, we received proceeds of $828,782 from loans from related parties.

         At April 30, 2005, we had $120,655 cash on hand. Our ability to raise additional capital is affected by trends and uncertainties beyond our control.

         Our current operating funds are less than necessary to complete the license payments to RV Systems for commercialization of products utilizing Lithium House portable power systems under the License Agreement, and therefore we will need to obtain additional financing in order to complete our business plan. Our business plan will require substantial additional financing in connection with the initial commercialization of the products under the License Agreement. We anticipate that our license fee expense to acquire the licenses from RV Systems, Inc. will be in excess of $1,900,000, if we secure rights to all licensed products, and that up to $2,000,000 of additional working capital will be required over the next 12 months for market introduction of these products through joint venture partners or otherwise. We do not have sufficient cash on hand to meet these anticipated obligations.

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


Item 3. Controls and Procedures.

As of the end of the fiscal quarter covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting her to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-QSB. There have been no changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


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

Michael McGee Suit

        On April 13, 2005, the Company filed a Complaint in the Los Angeles County Superior Court against Michael McGee (Case No. BC330649). The action seeks compensatory and punitive damages based on fraud and breach of contract against Michael McGee. Although the action has been filed, service has not yet been effected on defendant, and no answer or other pleading has been filed by defendant.

Item 6. Exhibits


Ex 31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.


Ex 32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002,filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Hybrid Technologies, Inc.

                                              /s/Holly Roseberry
                                             --------------------------
                                             Holly Roseberry
                                             President and Director
                                             (Chief Executive Officer and
                                             Princial Financial Officer)
                                             Dated: June 14, 2005