Form 10KSB
period 2005-07-31
Hybrid Technologies Inc.
filed 2005-10-26
CIK 1141263

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ ] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For the fiscal year ended
                                ----------------
[X] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For the transition period from February 1, 2005 to July 31, 2005

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

Yes  [X]   No  [__]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $-0-

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $23,006,927 based on the closing price for our shares of common stock of $5.40 on October 25, 2005.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 18,993,243 shares of common stock as at October 25, 2005.

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


ITEM 1. DESCRIPTION OF BUSINESS.

Background
----------

      Hybrid Technologies, Inc. ("we", "us", the "Company" or "Hybrid Technologies") was incorporated under the laws of the State of Nevada in April 2000. We are a development stage technology company. We are engaged in the development and marketing of electric powered vehicles and products and, through our majority-owned subsidiary Zingo Inc., in providing telecommunications services through our VoIP system that utilizes the Internet.

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

         License Agreements with RV Systems. In order to begin to take the necessary steps to begin to implement our new business strategy, on June 27, 2003, we entered into a licensing agreement with NuAge Electric, Inc. ("NuAge"), whereby we agreed to acquire a license, subject to a 20% royalty interest retained by NuAge, to all of NuAge's rights relating to the manufacture and sale of two and three wheel electric vehicles using an electric power drive system technology licensed by NuAge from Nu Pow'r, LLC. On October 21, 2003, the original licensing agreement between Hybrid Technologies and NuAge was terminated. On the same date, we entered into a new licensing and distribution agreement with RV Systems, Inc. ("RV Systems")to acquire the worldwide rights (with the exception of India for the two-and three-wheeled vehicle technology) to sell, distribute and/or manufacture specified products utilizing the portable power systems developed by RV System's affiliate, Lithium House, Inc. ("Lithium House"). Our agreement with RV Systems included licensed technologies in three separate product groups: (i) two- and three-wheeled vehicles to be manufactured and sold in all countries except India; (ii) lawn and garden equipment to be manufactured and sold in all countries; and (iii) Neighborhood Electric Vehicles (NEV's) to be manufactured and sold in all countries. We also entered into an agreement to retain the services of Mr. Chaz Haba, the founder of Lithium House, to provide technical advice to Hybrid Technologies's Board of Directors. Under the License Agreement, we paid license fees so that we acquired the rights to utilize the lithium ion and lithium polymer battery packs, proprietary controllers and propulsion systems developed by Lithium House in any two-wheel, three-wheel and four-wheel vehicles (with the exception of India for the two- and three-wheeled vehicle technology).

         On July 2, 2005, we notified RV Systems that it was in material default under the License Agreement. On October 25, 2005, we filed suit against Lithium House, RV Systems, Chaz Haba and related parties, in the California Superior Court, Los Angeles County, seeking recovery of amounts paid under the RV Systems License Agreement for failure of performance by RV Systems, and for other damages. See "ITEM 3-Legal Proceedings" below.

Recent Developments

Acquisition and Subsequent Disposition of Telecommunications Subsidiary. On November 24, 2004 we formed WhistlerTel, Inc. under the laws of the State of Nevada, and on December 3, 2004 we purchased (through this subsidiary) the assets of Tradewinds Telecom LLC, Fort Lauderdale, Florida. Tradewinds Telecom was operated as WhistlerTel Inc through this wholly-owned subsidiary. The strategic initial objective of our telecommunications operations is to develop a superior multilevel platform that provides highly reliable and advanced telecommunications services. We plan to focus our efforts in many parts of the globe where the area is equipped broadband access for Internet services. The VoIP system is developed to work via the Internet thus allowing those destinations to have access to a highly advanced telephone system. The immediate focus is Central and Latin America, Europe and developed countries in Asia. WhistlerTel serviced customers in North America, Central America, Latin America and Europe. On August 18, 2005, we entered into an Agreement and Plan of Reorganization (the "Agreement"), with Javakingcoffee, Inc., a Nevada corporation the name of which was changed to Zingo, Inc. on August 23, 2005 ("Zingo"), pursuant to which, on August 19, 2005, we sold all of the outstanding shares of Whistlertel to Zingo, valued at $5 million, and received in exchange 80,000,000 shares of Zingo's common stock, or 69.56% of Zingo's outstanding common stock. Effective August 30, 2005, Holly A. Roseberry and Mehboob Charania, who are our two directors, were appointed to constitute the new Board of Directors of Zingo. On August 30, 2005, Zingo's Board of Directors appointed Holly Roseberry as President and Chief Executive Officer, and Mehboob Charania as Treasurer and Secretary, of the Company.

      Liquidity and Capital Resources

      As of July 31, 2005,  we  had cash on hand of $166,215.  As of
July  31,  2005,  our   liabilities  totaled  $4,347,505 and  primarily
consisted of a $3,000,000 loan payable to Sterling Capital, and notes payable in the amount of $80,000 due to related parties. During the period since inception on April 12, 2000 to July 31, 2005, we had incurred operating losses totaling $20,428,808. On July 31, 2005, we had a working capital deficiency of $4,139,711 and a stockholders' deficit of $4,054,052.

         We had 18,993,243 shares of common stock issued and outstanding as of October 25, 2005. Our common stock is traded on the OTC Bulletin Board. On February 28, 2005, we effected a one-for-ten stock dividend, and on March 8, 2005, we announced that our Board of Directors had approved a ten-for-one reverse stock split, which was effective Wednesday, March 9, 2005. On June 17, 2005 and September 2, 2005, we effected one-for-twenty (5%) stock dividends.


General
--------

         We are a development stage technology company. We are engaged in the development and marketing of electric powered vehicles and products and, through our majority-owned subsidiary Zingo Inc., in providing highly reliable and advanced telecommunications services through our VoIP system that utilizes the Internet.

         Our telecommunications operations are held in Zingo Inc., a publicly-traded company, in which we hold an approximate 69% equity interest.

Our Electric Battery Pack and Vehicle Technology
------------------------------------------------

         With the termination of all licensing relationships with RV Systems and Lithium House, we are developing the portable battery power pack technology and effecting vehicle conversions from conventional power systems to electric power systems in a facility we have leased in Mooresville, North Carolina. We plan, once development is completed, to market our own brand of portable battery power pack systems. We also plan to complete conversions of four-, three- and two-wheel vehicles, and to further develop the resulting prototypes for limited commercial production, beginning in 2006.

         In our Mooresville, North Carolina, facility we have in the conversion process Chrysler PT Cruiser, Mini Cooper, Chrysler Crossfire and Smart car. We are replacing gasoline power systems with all new electric power systems, including battery management systems. We have an additional PT Cruiser in Phoenix, Arizona, on which we are installing solar cells. We are also converting one large ATV, four small ATV's, electric bicycles and two different electric scooter versions. We have 85 electric scooters in inventory that are partially converted. We plan to commence conversions on three-wheeled vehicles, such as small ATV's and vehicles for handicapped persons.

         Our Mooresville facility consists of about 11,000 square feet of space. At present, our equipment at the facility consists of a metal working lathe, four metal welders, six work tables, grinders, a metal cutting machine, a car lift and power supplies and chargers.

The Battery Packs We Would Use

         The electric vehicle battery pack performs the same function as the gasoline tank in a conventional vehicle: it stores the energy needed to operate the vehicle.

         We would not be in the business of building battery cells. We are working with Eagle Pitcher/Kokam and other supplier of batteries and in developing battery management systems. We have developed a system for interconnection of small battery cells with each other. The system we have developed with Eagle Pitcher/Kokam optimizes battery cell balancing in terms of voltage output. In addition, our CAM bus system allows monitoring of multiple interconnected batteries without separate wiring for each battery cell. Our battery packs can be produced in a wide variety of sizes, capacities and voltages as required by the particular product application.

        We use individual lithium polymer cells that have 4.2 volts DC and 100AH each and are connected in such a manner (in parallel and series) to provide up to 336 volts DC and 30 KW (thus a battery pack can contain up to 160 individual cells) depending on the performance required. The battery pack may contain many "packs" of the cells each in a ABS protection shell for protection against abrasion and moisture and will have a separate thermal cut off circuit to prevent over heating and control circuits that will monitor the voltage during discharge and charging to ensure that the pack does not go below a minimum voltage or above a maximum.

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

         We believe that the most important characteristic of our technology is that the lithium battery power source we intend to use is much more efficient and powerful than other battery power sources. Vehicles utilizing this technology have the ability to travel far greater distances, can recharge in less time and also benefit from weight reduction, as compared with vehicles using other battery powered systems. One of the major historic hurdles facing electric vehicle manufacturers is that most power sources would not allow the vehicle to travel over 100 miles before needing to be recharged. We believe that we can produce electric powered vehicles with a travel range greater than 200 miles.

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

        We plan to purchase for conversion a golf cart, a type of neighborhood electric vehicle (NEV). A NEV is a type of 4-wheeled vehicle, larger than a go cart but smaller than most light-duty passenger vehicles. NEV's are usually configured to carry two or four passengers with a pickup bed. NEV's are defined by the United States National Highway Traffic Safety Administration as subject to Federal Motor Vehicle Safety Standard (FMVSS} No. 500. Per FMVSS 500, NEV's have top speeds between 20 and 25 miles per hour and are defined as "Low Speed Vehicles". FMVSS 500 requires that NEV's be equipped with headlamps, stop lamps, turn signal lamps, tail lamps, reflex reflectors, parking brakes, rear view mirrors, windshields, seat belts, and vehicle identification numbers. About 35 states have passed legislation or regulations allowing NEV's to be licensed and driven on roads that are generally posted at 35 miles per hour or less. While NEV's were initially used in gated communities, they have been increasingly used by the general public for school transportation, shopping and general neighborhood trips. In addition, they are used at military bases, national parks, commercial airports and for local government activities.

         We are also developing the "R car", with our Chrysler Crossfire conversion. This car would carry four passengers and reach speeds of up to 90 miles per hour, with a range of approximately 200 miles. The R Car is subject to Federal approvals in effect for passenger cars, including safety standards.

ATV's and Lawn and Garden Equipment

       We are in the process of conversion of five ATV's. Conversion of ATV's currently involves conversion of four small two-passenger ATV's and a four-wheel drive, two-passenger ATV with a truck bed. We also developed what we view as a next generation ATV with four-wheel independent suspension produced by a major ATV manufacturer. This is planned to be the first "stealth" (or totally quiet) ATV. This ATV was displayed at the Globe 2004 exposition in Vancouver, B.C., Canada.

         We have not commenced active product development in the lawn and garden equipment product category. We plan to approach major manufacturers of these products with regard to joint product development.


Current Joint Venture Negotiations in Progress
----------------------------------------------

China -

         Upon completion of the revised two wheel conversion using Geely Corporation frames, we will revist with Geely Corporation to proceed with manufacturing.


U.S. Navy

         On February 5, 2004 we announced the initiation of a lithium-ion conversion project with the United States Navy. We have funded the initial 3kw prototype for this project, and the prototype has been completed and delivered to the Navy.

Electric Cars

         Ron Cerven, previously of California Cinema Vehicles is currently a full time consultant for Hybrid. The Chrysler Crossfire - R-Car - is being re-done to use our new technology and battery management systems.

Solar House

         Our Lithium Solar House project is to provide a test bed for an alternative source of power to the home -- not connected to the power grid. We have plans approved by the City of Van Nuys and are currently renovating this Solar House. The Solar House is immediately adjacent to Lithium House's facility in Van Nuys, California, and is involved in the litigation with RV Systems, etal. See "Item 3. Legal Proceedings".

California Highway Patrol

         Hybrid Technologies funded a lithium-powered bike to honor officers killed in the line of duty. This bike, produced by Big Bear Choppers, was displayed throughout California during the first week of May 2005 at media events honoring slain troopers, and will be kept in the CHP museum.

Other Initiatives

         We believe that the keys to our success in the future will be to aggressively pursue the most opportunistic markets and to concentrate our resources on the market(s) that have the most return for the time and effort expended. We have also initiated with the Mayor of Mexico City a project aimed at converting pre-existing vehicles in Latin America to electric propulsion units. Negotiations for the conversion of several vehicles are now underway. It is anticipated that the first conversions will be taxi cabs located in Mexico City. Mexico City has the world's worst air pollution, according to the United Nations, due primarily to vehicle emissions. The zero-emission vehicle projects are aimed at reducing harmful contaminants in the city's air, while providing usable cost-efficient alternate energy sources in public transit vehicles. The Mini Cooper being modified for the Mexico Embassy is scheduled to be delivered by December 2005.

Our Telecommunications Operations
---------------------------------

         We offer telecommunications services to business and residential customers utilizing VoIP technology. The strategic initial objective of our telecommunications operations is to develop a superior multilevel platform that provides highly reliable and advanced telecommunications services. Our telecommunications operations are conducted through our subsidiary, Zingo, Inc., of which we own approximately 69% of the outstanding common stock. We plan to focus our efforts in many parts of the globe where the area is equipped broadband access for Internet services. The VoIP system is developed to work via the Internet thus allowing those destinations to have access to a highly advanced telephone system. The immediate focus is Central and Latin America, Europe and developed countries in Asia.

         We have approximately 700 customers. We are marketing our operations on the Internet and through print advertising, using channels to reach out into the international markets. Our success will depend on our ability to anticipate and respond to various factors affecting the industry, including new technologies, changes in customer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies of competitors.

Our VoIP Technology

         VoIP uses a standard Internet connection to place phone calls, bypassing the telephone company network entirely. Major carriers like AT&T are already setting up VoIP calling plans in several markets around the United States, and the FCC is looking seriously at the potential ramifications of VoIP service.


     In contrast to circuit switching that has been used by telephone networks for more than 100 years, data networks simply send and retrieve data as needed. And, instead of routing the data over a dedicated line, the data packets flow through a network along thousands of possible paths. This is called packet switching, where the sending computer chops data into small packets, with an address on each one telling the network devices where to send them, and sends the packet to a nearby router, which sends the packet to another router that is closer to the recipient computer, and so on. When the receiving computer finally gets the packets (which may have all taken completely different paths to get there), it uses instructions contained within the packets to reassemble the data into its original state. Packet switching allows several telephone calls to occupy the amount of space occupied by only one in a circuit-switched network.

     Reliability issues with VoIP include:

     o  First of all, VoIP is dependent on wall power.

     o Many home systems may be integrated into the phone line. Digital video recorders, digital subscription TV services and home security systems all use a standard phone line to operate. There is currently no way to integrate these products with VoIP.

     o For emergency 911 calls there is no way to associate a geographic location with an IP address. There is no way to know which call center to route the emergency call to and which EMS should respond.

     o Because VoIP uses an Internet connection, it is susceptible to all the problems normally associated with home broadband services. These factors will affect call quality:

        |X| Latency

        |X| Jitter

        |X| Packet loss

        Phone conversations can become distorted, garbled or lost because of transmission errors. VoIP is susceptible to worms, viruses and hacking.

     o All phone calls are subject to the limitations of normal computer issues.

     We sell an analog telephone adaptor (ATA) that allows the user to connect a standard phone to his Internet connection for use with VoIP. The ATA is an analog-to-digital converter. It takes the analog signal from a traditional phone and converts it into digital data for transmission over the Internet.

     We also sell IP Phones. These specialized phones look just like normal phones with a handset, cradle and buttons but instead of having the standard phone connectors, IP phones have an Ethernet connector. IP phones connect directly to a router and have all the hardware and software necessary to handle the IP call.

     When a call is placed using VoIP, a request is sent to the soft switch asking which endpoint is associated with the dialed phone number and what that endpoint's current IP address is. Once the IP address is found, an exchange of data between the two endpoints can take place. We use the SIP (Session Initiation) protocol, developed specifically for VoIP applications, for this communication.

     We offer monthly rate plans structured like cell phone plans for $14.95 per month for home use. On the business end, we offer unlimited plans for $49.95.

Our VoIP plans include:

     o  Caller ID

     o  Call waiting

     o  Call transfer

     o  Repeat dial

     o  Return call

     o  Three-way calling

There are also advanced call-filtering options available. These features use caller ID information to allow the user make a choice about how calls from a particular number are handled. The user can:

     o  Forward the call to a particular number

     o  Send the call directly to voicemail

     o  Give the caller a busy signal

With our VoIP service, the user can specify a stutter dial tone and can also check voicemail via the Web or have .WAV file messages attached to an e-mail sent to his computer or handheld.

Regulatory Matters

     Internet-related regulatory policies are continuing to develop. For example, the FCC could subject certain services offered by ISPs to regulation as telecommunications services. Among other things, the FCC could decide to regulate voice services provided over the Internet, such as VoIP, as "telecommunications" or a "telecommunications service" even though Internet access itself might not be regulated. Such a decision could result in our being subject to universal service fees, access fees and other fees imposed on regulated telecommunications providers as well as heightened costs of regulatory compliance. We could be adversely affected by any regulatory change that would result in the imposition of access charges on ISPs because this would substantially increase the cost of using the Internet.

     State public utility commissions generally have declined to regulate enhanced or information services. However, some state commissions continue to review potential regulation of these services. There can be no assurance that state regulatory authorities will not seek to regulate aspects of these activities as telecommunications services.

Internet Taxation

     The Internet Tax Non-Discrimination Act, which was passed by Congress in November 2004 and signed into law in December 2004, renewed and extended until November 2007 a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. This moratorium had previously expired in November 2003. As with the preceding Internet Tax Freedom Act, "grandfathered" states which taxed Internet access prior to October 1998 may continue to do so. Certain states have enacted various taxes on Internet access and/or electronic commerce, and selected states' taxes are being contested on a variety of bases. However, state tax laws may not be successfully contested, and future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce may arise, any of which could increase the cost of providing Internet services and could materially adversely affect our business.

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

         Our telecommunications services also face substantial competition from other companies which provide VoIP services, most of which have significantly greater financial resources than we do. VoIP services are available from a wide range of companies including cable companies, long-distance companies, national VoIP providers and regional service providers.

Employees
---------

         As of the date of this report, we have two employees, our President and CEO, Holly Roseberry, and her assistant. We employ six consultants.

Research and Development Expenditures
-------------------------------------

         We incurred research and development expenditures of $182,088 in the six-month period ended July 31, 2005, of $66,822 in our fiscal year ended January 31, 2005, and of $20,268 in our fiscal year ended January 31, 2004.

Patents and Trademarks
----------------------

         The Company does not own, either legally or beneficially, any patents or trademarks.

Risk Factors
------------

         You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

General

WE ARE A DEVELOPMENT STAGE BUSINESS

         We have had no revenues from joint ventures or sales of our products, nor have we signed any definitive joint venture agreements to commercialize any of our products. As of July 31, 2005, we had cash on hand of $166,215. As of July 31, 2005, our liabilities totaled $4,347,505 and primarily consisted of a loan payable in the amount of $3,000,000 and notes payable to related parties in the amount of $80,000. During the period since our inception on April 12, 2000 to July 31, 2005, we have incurred operating losses totaling $20,428,808. On July 31, 2005, we had a working capital deficiency of $4,139,711 and a stockholders' deficit of $4,054,052. We expect that we will continue to incur operating losses in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL

         Our current operating funds are less than necessary for commercialization of our products, and therefore we will need to obtain additional financing in order to complete our business plan. We do not currently have any arrangements for financing and we may not be able to find such financing if required. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Electric Vehicles

WE ARE SUBJECT TO ALL OF THE RISKS OF A NEW BUSINESS

         Because we have only recently commenced business operations, we face a high risk of business failure. We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the commercialization of our products. These potential problems include, but are not limited to, unanticipated problems relating to product development, problems arranging and negotiating arrangements with joint venture partners, and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and investors should be aware that there is a substantial risk that we would not generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

         Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future

OUR MANAGEMENT HAS LIMITED EXPERIENCE IN PRODUCTS UTILIZING ELECTRIC BATTERY POWER AND WITH NEGOTIATING COMMERCIAL ARRANGEMENTS FOR SUCH PRODUCTS

         Our management has only limited experience in negotiating licenses or joint ventures for and commercializing the types of products that we are developing. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan to negotiate profitable licenses or joint ventures for our lithium ion battery powered products.
Because of the intense competition for our planned products, there is substantial risk that we will not successfully commercialize these products.

WE ARE CURRENTLY IN LITIGATION WITH RV SYSTEMS, LITHIUM HOUSE, CHAZ HABA, GENA HABA AND WITH A FORMER EMPLOYER OF CHAZ HABA

        We have sued RV Systems, Chaz Haba and other related parties and have terminated the license agreement that was in effect with RV Systems. We are currently in litigation, with Michael McDermott, as a stockholder of Planet Electric, Inc. and purportedly on behalf of Planet Electric in the Los Angeles Superior Court. Charles Haba was one of the founders of Planet Electric and is the plaintiff in this case along with Lithium House and other entities. If the relief requested by the plaintiffs in the cross complaint of the defendants in this suit were granted, we could be liable for damages as requested by defendants for conversion of Planet Electric assets and conspiracy to convert such assets. See "ITEM 3-Legal Proceedings" for descriptions of these cases.

OUR PRODUCTS WILL BE HIGHLY REGULATED

         Our products in development, particularly the NEV's, are highly regulated. There is a possibility that the regulatory review and compliance process could consume significant time and resources and adversely affect the timing of our bringing products to market, as well as the profitability of such products once regulatory approvals are obtained.

OUR ELECTRIC POWERED VEHICLE BUSINESS IS SUBJECT TO SUBSTANTIAL RISKS

         The electric battery powered product market is extremely competitive and risky. We are competing against numerous competitors with substantially greater financial resources than us, and due to the difficulties of entry into these markets, we may be unsuccessful and not be able to complete our business plan.

Telecommunications

WE MAY NOT SUCCESSFULLY ENHANCE EXISTING OR DEVELOP NEW PRODUCTS AND SERVICES IN A COST-EFFECTIVE MANNER TO MEET CUSTOMER DEMAND IN THE RAPIDLY EVOLVING MARKET FOR INTERNET COMMUNICATIONS SERVICES.

     The market for Internet and telecommunications services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product introductions. We are currently focused on developing and evaluating technologies and applications associated with VoIP services. Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. If we fail to use new technologies effectively, to develop our technical expertise and new services or to enhance existing services on a timely basis, either internally or through arrangements with third parties, our product and service offerings may fail to meet customer needs which would adversely affect our revenues.

OUR TELECOMMUNICATIONS SERVICE OFFERINGS MAY FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS.

     We operate in the Internet services market, which is extremely competitive. Current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, marketing and other resources than we have. Competition is likely to continue increasing, particularly as large diversified telecommunications companies continue to provide VoIP services.

     Because we operate in a highly competitive environment, the number of subscribers we are able to add may decline, the cost of acquiring new customers through our own sales and marketing efforts may increase, and/or the number of customers who discontinue the use of our service (churn) may increase.

SERVICE INTERRUPTIONS OR IMPEDIMENTS COULD HARM OUR BUSINESS.

     Harmful software programs. The networks of our third-party providers are vulnerable to damaging software programs, such as computer viruses and worms. Certain of these programs have disabled the ability of computers to access the Internet, requiring users to obtain technical support in order to gain access to the Internet. Other programs have had the potential to damage or delete computer programs. The development and widespread dissemination of harmful programs has the potential to seriously disrupt Internet usage. If Internet usage is significantly disrupted for an extended period of time, or if the prevalence of these programs results in decreased residential Internet usage, our business could be materially and adversely impacted.

     Security breaches. We depend on the security of our third-party telecommunications service providers. Unauthorized or inappropriate access to, or use of, these networks could potentially jeopardize the security of confidential information of our customers and of third parties. so in the future. Users or third parties may assert claims of liability against us as a result of any failure by us to prevent these activities. Although we use security measures, there can be no assurance that the measures we take will be successfully implemented or will be effective in preventing these activities. Further, the security measures of our third-party network providers may be inadequate. These activities may subject us to legal claims, may adversely impact our reputation, and may interfere with our ability to provide our services, all of which could have a material adverse effect on our business, financial position and results of operations.

     Natural disaster or other catastrophic event. Our operations and services depend on the extent to which our computer equipment and the computer equipment of our third-party network providers are protected against damage from fire, flood, earthquakes, power loss, telecommunications failures, break-ins, acts of war or terrorism and similar events. Interruptions in our services could have a material adverse effect on our ability to provide VoIP services to our customers and, in turn, on our business, financial condition and results of operations.

     Network infrastructure. We may experience increases in our telecommunications usage that exceed our available telecommunications capacity. As a result, users may be unable to register or log on to use our services, may experience a general slow-down in their Internet connection or may be disconnected from their sessions. Inaccessibility, interruptions or other limitations on the ability of customers to access our services due to excessive user demand, or any failure of our network to handle user traffic, could have a material adverse effect on our reputation.

GOVERNMENT REGULATIONS COULD FORCE US TO CHANGE OUR BUSINESS PRACTICES.

     Changes in the regulatory environment regarding the Internet could cause our revenues to decrease and/or our costs to increase. The FCC, however, is examining voice services (such as VoIP). As a result, we could become subject to FCC and state regulation. The tax treatment of activities on or relating to the Internet is currently unsettled. A number of proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on the online sale of goods and services and other Internet activities. Future federal and state laws imposing taxes on the provision of goods and services over the Internet could make it substantially more expensive to operate our business.

ITEM 2.     DESCRIPTION OF PROPERTY.

Our mailing address is 5001 East Bonanza Road, Suite 138-145, Las Vegas, Nevada, 89110, for which we pay $10 per month, on a month to month basis.

We also have an office at 7126 Sophia Ave, Van Nuys CA, for which we pay as rent the monthly mortgage payment of $2009.58 to the owner of the property, Sophiahouse Inc. This property is a subject of the legal proceeding described below with RV Systems, etal. See "ITEM 3. Legal Proceedings."

We leased, commencing October 5, 2005, a 11,000 square foot facility at 182B Raceway Dr, in Mooresville, North Carolina. The lease is for a period of six months at a monthly rental of $5,000.

ITEM 3.     LEGAL PROCEEDINGS.

     Other than as described below, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated. At this time we have no bankruptcy, receivership or similar proceedings pending.

Litigation against Lithium House, RV Systems, Chaz Haba and Related Parties

On July 2, 2005, we notified RV Systems that it was in material default under the License Agreement. On October 25, 2005, we filed suit against Lithium House, RV Systems, Chaz Haba and related parties, in the California Superior Court, Los Angeles County, seeking recovery of amounts paid under the RV Systems License Agreement for failure of performance by RV Systems, and for other damages. Our complaint is based breach of contract and breach of the obligation of good faith and fair dealing by the defendants, money had and received, fraud and negligent misrepresentation. We are seeking rescission of the License Agreement between Hybrid Technologies and RV Systems, Inc., recovery of amounts paid to RV Systems, Inc. under the License Agreement, approximately $3,100,000, exemplary damages under Section 3294 of the California Civil Code, as well as other consequential damages and injunctive relief, and a writ of attachment entitling Hybrid Technologies to immediate possession of certain prototype vehicles and inventory, including the solar house adjacent to Lithium House's offices.

Securities and Exchange Commission Inquiry

         On July 30, 2004, we received a request for voluntary production of documents and information pursuant to a Securities and Exchange Commission informal inquiry. The documents requested include those related to our stock issuances, its major corporate transactions, including the Azra shopping center, the Queens mineral property and the licensing agreements with RV Systems, and to its agreements with consultants and related parties, as well as those relating to potential joint venture partners and customers. We fully cooperated with the Commission in response to its request for information and have received no further requests.

Planet Electric, Inc. Stockholder Litigation

         On October 17, 2003, we were served with a complaint filed on October 15, 2003, by Michael McDermott, as a stockholder of Planet Electric, Inc. and purportedly on behalf of Planet Electric in the United States District Court for the Central District of California. Charles (Chaz) Haba was one of the founders of Planet Electric, and was associated with that company from until early 2002. The complaint lists Charles Haba, other individuals, Lithium House, Inc., Nupow'r LLC, Nu Age Electric, Inc., Dynamic Concepts aka NPDI, and Whistler Investments, Inc. (now Hybrid Technologies) as defendants. The complaint sought an injunction prohibiting certain defendants from continuing their business relationship and transfer of alleged Planet Electric trade secrets or processes and also seeks damages for: patent infringement against Charles Haba, companies that Mr. Haba has been associated with since his involvement with Planet Electric, and us; breach of fiduciary duty against Mr. Haba; breach of confidential relationship against Mr. Haba; conversion against Mr. Haba and certain other individual defendants; various business torts against Mr. Haba, Lithium House, NuPow'r and Nu Age; trade secret misappropriation against all defendants.

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

Stones Choppers

On October 12, 2005, the Company filed a Complaint in the Los Angeles County Superior Court against Tony Stones, individually and doing business as Stones Choppers. The action seeks rescission of an agreement between The Company and defendants for the design/build of a prototype motorcycle. The Company seeks the return of its $25,000 deposit payment. None of the Defendants has filed a responsive pleading.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending July 31, 2005.

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

Period                                        High               Low
------                                        ----               ---

March 4, 2002 to April 30, 2002              no trades
May 1, 2002 to July 31, 2002                 $1.07             $0.20
August 1, 2002 to October 31, 2002           $1.01             $0.08
November 1, 2002 to January 31, 2003         $0.14             $0.08
February 1, 2003 to April 30, 2003           $0.30             $0.08
May 1, 2003 to July 10, 2003                 $0.29             $0.08
July 11, 2003 to July 31, 2003*              $4.00             $1.29
August 1, 2003 to October 31, 2003           $7.00             $3.65
November 1, 2003 to January 31, 2004         $8.50             $3.65
February 1, 2004 to March 9, 2004            $12.35            $7.90
March 10, 2004 to April 30, 2004**           $7.39             $3.45
May 1, 2004 to July 31, 2004                 $17.15            $6.18
August 1, 2004 to October 31, 2004           $9.85             $5.15
November 1, 2004 to November 18, 2004        $11.55            $9.21
November 19, 2004 to January 31, 2004***     $13.45            $8.18
February 1, 2005 to February 28, 2005        $9.55             $8.64
March 1, 2005 to March 8, 2005****           $9.00             $6.50
March 9, 2005 to April 30, 2005*****         $7.66             $3.85
May 1, 2005 to June 16, 2005                 $7.81             $5.24
June 17, 2005 to July 31, 2005******         &8.08             $7.06

-------------
* Following ten-for-one reverse split effective July 11, 2003
** Following three-for-one forward split effective March 10, 2004
*** Following three-for-one forward split effective November 19, 2004 **** Following the one-for-ten stock dividend effective February 28, 2005 ***** Following the one-for-ten reverse split effective March 9, 2005 ******Following the one-for-twenty stock dividend effective June 17, 2005

The above quotations are taken from information provided by Canada Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Common Stock

As of July 31, 2005, we had 63 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

--------------       ----------------                 ----------                      ----          --------------------
Date                 Title and Amount                 Purchasers                    Principal       Total Offering Price/
----                 ----------------                 ----------                    ----------      --------------
                                                                                   Underwriter     Underwriting Discounts
                                                                                   -----------     ----------------------
-------------------- --------------------------------  --------------------------   ----------      -------------------
April 15, 2002       40,000,000 shares of Common       Salim S. Rana                    NA          $.01 per share/NA
                     Stock issued to the vendor of     Investments Corp.
                     the Azra Shopping Center.*
-------------------- --------------------------------  --------------------------   ----------      -------------------

8/12/03              1,125,000 shares of Common        International                    NA                       NA
                     Stock issued in escrow in         Business
                     connection with proposed          Consultants GMBH
                     financing transaction (shares
                     were subsequently returned to
                     the Company's treasury)
-------------------- --------------------------------  --------------------------   ----------      -------------------

12/09/03             1,250 shares of Common Stock**    Consultant (Christopher          NA           $1.12 per share/NA
                                                       Gilcher)
-------------------- --------------------------------  --------------------------   ----------      -------------------

12/09/03             1,250 shares of Common Stock**    Consultant (Seth                 NA           $1.12 per share/NA
                                                       Farber)
-------------------- --------------------------------  --------------------------   ----------      -------------------

1/14/04              2,500 shares of Common Stock***   Consultant (Pilot Capital)       NA           $2.17 per share/NA
-------------------- --------------------------------  --------------------------   ----------      -------------------

3/16/04              141,177 shares of Common Stock    Private Investor****             NA           $____ per share/NA
-------------------- --------------------------------  --------------------------   ----------      -------------------

2/10/05              90,000,000 shares of Common Stock Sterling Capital, Inc.           NA           $2.17 per share/NA
                     issued to a Trustee to secure
                     the Company's obligations to
                     Sterling Capital, Inc. under
                     Loan Agreement dated February
                     20, 2004
-------------------- --------------------------------  --------------------------   ----------      -------------------

7/12/05              4,000 shares of Common Stock      Private Investor****           NA           $5.00 per share/NA
-------------------- --------------------------------  --------------------------   ----------      -------------------

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

****Exempt under Rule 506 under the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

         The following table sets forth as of July 31, 2005 information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights.

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
------------------------------- ---------------------------- ---------------------------- ----------------------------

Equity compensation plans not
approved by security holders             26,500                        $6.40                        1,464,000
------------------------------- ---------------------------- ---------------------------- ----------------------------

Total                                    26,500                        $6.40                        1,464,000
------------------------------- ---------------------------- ---------------------------- ----------------------------

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

Results Of Operations for the Year Ended July 31, 2005

We incurred a net loss of $2,918,739 the six months ended July 31, 2005, and of $12,586,255 for the year ended January 31, 2005, including $7,071,467 in stock based compensation in the year ended January 31, 2005, relating to our grant of stock options to consultants during the year, and in the six months ended July 31, 2005, license fee and permit expense of $192,755, management and consulting fees of $538,397, general and administrative costs of $631,543, professional fees of $1,076,599, and interest expense of $325,159. The stock based compensation of $7,071,467 is based on granting of 855,000 options (adjusted for two 3:1 forward splits effective March 10, 2004 and November 19, 2004, and the one-for-ten reverse stock split effective March 9, 2005) with an exercise price of $.83 (split adjusted).

Our net loss for the six-month period ended July 31, 2005 decreased substantially from the comparative period in fiscal 2004 (from $10,690,517 in 2004 to $2,918,739 in 2005). This was primarily due to the previously mentioned stock based compensation in 2004 recorded at $7,071,467; 2004 license and permit fee expense of $1,710,000, compared with $192,755 in 2005; and management and consulting fees of $962,329 in 2004 as compared with 538,397 in 2005. Professional fees were higher in the six-month period ended July 31, 2005, totaling $1,076,599 as compared with an expense of $121,915 in this category in the comparable period in 2004. We also incurred increased interest expense in the six months ended July 31, 2004 of $325,159 related to the Sterling Capital $3,000,000 loan and on amounts owing on overdue notes payable to related parties, as compared with $60,084 in the comparable period in 2004.

PLAN OF OPERATION

During the period since inception on April 12, 2000 to July 31, 2005, we have incurred operating losses aggregating $20,428,808. At July 31, 2005, we had a working capital deficiency of $4,139,711 and a stockholders' deficit of $4,054,052.

The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of July 31, 2005, we had cash on hand of $166,215. Our liabilities at the same date totaled $4,347,505. We do not have sufficient cash on hand to complete commercialization of our planned products.

Electric Vehicles

We have terminated the License Agreement with RV Systems, and on October 25, 2005, we filed suit for rescission of the License Agreement and damages against Lithium House and RV Systems and related parties. See "Item 3-Legal Proceedings".

We are now converting vehicles in our own leased facility in Mooresville, North Carolina.

Commercial Initiatives

We have commercial initiatives in China with Geely Corporation. The proposed joint venture agreement with Geely has been drafted. The party to the agreement for Hybrid Technologies would be a Chinese company owned by a Hybrid Technologies Hong Kong subsidiary. The Chinese company is in the process of being formed. We have completed two prototypes, the E-Cobra and the Jin Bike. We have also delivered a prototype to the U.S. Navy. We are constructing a lithium power solar house in Van Nuys, California. (This facility is part of the litigation we initiated against RV Systems and related parties--see "Item 3. Legal Proceedings".) For a discussion of our commercial initiatives, please refer to "Current Joint Venture Negotiations in Progress" above under "Item 1. Description of Business".

Telecommunications Services

         We offer telecommunications services to business and residential customers utilizing VoIP technology. The strategic initial objective of our telecommunications operations is to develop a superior multilevel platform that provides highly reliable and advanced telecommunications services. Our telecommunications operations are conducted through our subsidiary, Zingo, Inc., of which we own approximately 69% of the outstanding common stock. We plan to focus our efforts in many parts of the globe where the area is equipped broadband access for Internet services. The VoIP system is developed to work via the Internet thus allowing those destinations to have access to a highly advanced telephone system. The immediate focus is Central and Latin America, Europe and developed countries in Asia.

5.2     Liquidity and Capital Resources

Since our incorporation, we have financed our operations almost exclusively through the sale of our common shares to investors and borrowings. We expect to finance operations through the sale of equity in the foreseeable future as we receive minimal revenue from our current business operations. There is no guarantee that we will be successful in arranging financing on acceptable terms.

On February 24, 2004, we announced receipt of $1 million dollars of a $3 million dollar non-recourse loan to be collateralized by stock. On April 14, 2004, we drew down an additional $1,000,000 on this loan, and on April 22, 2004, we drew down the final $1,000,000 of the loan. The lender is Sterling Capital, Inc., and the loan is collateralized by 9,000,000 shares of restricted common stock (split adjusted). We have issued 9,000,000 shares of common stock to Sterling Capital in escrow as collateral.

         We have raised equity capital through issuances of common stock and debt. During the six months ended July 31, 2005, we received proceeds of $589,500 from the exercise of stock options and $200,000 from the issuance of common stock.

         At July 31, 2005, we had $166,215 cash on hand. Our ability to raise additional capital is affected by trends and uncertainties beyond our control.

         Our current operating funds are less than necessary for commercialization of our planned products, and therefore we will need to obtain additional financing in order to complete our business plan. We anticipate that up to $2,000,000 of additional working capital will be required over the next 12 months for market introduction of these products through joint venture partners or otherwise. We do not have sufficient cash on hand to meet these anticipated obligations.

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

ITEM 7. FINANCIAL STATEMENTS.





                            HYBRID TECHNOLOGIES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  July 31, 2005

                            Hybrid Technologies, Inc.
                          (A Development Stage Company)

                          Index to Financial Statements

Report of Independent Auditors                                               26

Balance Sheets as of July 31, 2005, July 31, 2004 (Unaudited),
and January 31, 2005                                                         27

Consolidated Statements of Operations for the six month periods ended July 31, 2005 and 2004 (Unaudited), for the years ended
January 31, 2005 and January 31, 2004, and for the period from
Inception through July 31, 2005                                              28

Consolidated Statement of stockholders' (deficit) for the
period from February 1, 2003 to July 31, 2005                                29

Consolidated Statements of cash flows for the six months ended
July 31, 2005 and July 31, 2004 (Unaudited), and for the years ended January 31, 2005 and January 31, 2004 and for the period
from Inception through July 31, 2005                                         30

Notes to the financial statements                                            31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Hybrid Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Hybrid Technologies, Inc. as of July 31, 2005 and January 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the periods ended July 31, 2005 and January 31, 2005 and from April 12, 2000 (Inception) through July 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                  In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Hybrid Technologies, Inc. as of July 31, 2005 and January 31, 2005, and the results of consolidated operations and cash flows for the periods ended July 31, 2005 and January 31, 2005, and from April 12, 2000 (Inception) through July 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $21,665,102 from April 12, 2000 (Inception) through July 31, 2005. At July 31, 2005, current liabilities exceeded current assets by $4,139,711 and total liabilities exceeded total assets by $4,051,675. These factors, and others discussed in Note 2, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ Mason Russell West, LLC
Littleton, CO
October 21, 2005

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 CONSOLIDATED BALANCE SHEETS

                                                                                                     (Unaudited)
                                                                                       July 31,        July 31,        January 31,
  ASSETS                                                                                 2005            2004             2005
-----------------------------------------------------------------------------------------------------------------------------------
Current assets:
 Cash                                                                              $    166,215      $    611,449      $    103,718
 Accounts receivable                                                                      9,392                --             5,696
 Inventories                                                                             21,892                --            18,903
 Other current assets                                                                    10,295            14,000            11,137
                                                                                   ------------      ------------      ------------

                               TOTAL CURRENT ASSETS                                     207,794           625,449           139,454

Property and equipment, net                                                              44,151             1,175            27,596

Other assets                                                                             43,885           180,000           153,671
                                                                                   ------------      ------------      ------------

                                                                                   $    295,830      $    806,624      $    320,721
                                                                                   ============      ============      ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Note payable - related party                                                     $     80,000      $         --      $     80,000
  Current portion of long-term debt                                                   3,000,000                --                --
  Accounts payable and accrued expenses                                               1,267,505           187,404           503,181
  Advances from related parties                                                              --           732,670         1,585,767
                                                                                   ------------      ------------      ------------

                                TOTAL CURRENT LIABILITIES                             4,347,505           920,074         2,088,948

Long-term debt                                                                               --         3,000,000         3,000,000

Commitments and contingencies                                                                --                --                --

Minority interest                                                                         2,377                --             2,480

Stockholders' equity (deficit)
  Preferred stock, $.001 par value, 5,000,000 shares authorized,
   no shares issued                                                                          --                --                --
  Common stock, $.001 par value, 270,000,000 authorized
    7,683,515 issued and outstanding at July 31, 2005
    6,804,133 shares issued and outstanding at January 31, 2005                           7,684             1,980             6,804
  Additional paid in capital                                                         17,603,366        13,735,195        13,888,852

  Deficit accumulated during the development stage                                  (21,665,102)      (16,850,625)      (18,746,363)
                                                                                   ------------      ------------      ------------

                                                                                     (4,054,052)       (3,113,450)       (4,850,707)
                                                                                   ------------      ------------      ------------

                                                                                   $    295,830      $    806,624      $    240,721
                                                                                   ============      ============      ============

SEE NOTES TO THE FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
 A DEVELOPMENT STAGE COMPANY

 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            unaudited          Year ended               Inception
                                                            Six months     Six months    ---------------------------     through
                                                               ended          ended       January 31,    January 31,     July 31,
                                                           July 31, 2005  July 31, 2004      2005           2004           2005
                                                           -------------  -------------  ------------   ------------   ------------
Costs and expenses:

  General and administrative                               $    631,543   $    722,139   $  1,609,373   $    116,239      2,411,975
  Management and consulting fees                                538,397        962,329      1,339,114        178,996      2,070,507
  License and permits                                           192,755      1,710,000      2,070,853        443,400      2,707,008
  Other professional fees                                     1,076,599        121,915        266,005         87,635      1,504,673
  Research and development                                      182,088         60,642         66,822         20,268        269,178
  Stock- based compensation                                          --      7,071,467      7,071,467      4,394,000     11,465,467
                                                           ------------   ------------   ------------   ------------   ------------
                  (loss from operations)                     (2,621,382)   (10,648,492)   (12,423,634)    (5,240,538)   (20,428,808)

Other income (expense)
  Interest                                                     (325,159)       (60,084)      (203,834)       (24,070)      (553,063)
  Other income                                                   27,699         18,059         24,493          3,384         56,970
                                                           ------------   ------------   ------------   ------------   ------------

  Net (loss) before discontinued operations
     and minority interest                                 $ (2,918,842)  $(10,690,517)  $(12,602,975)  $ (5,261,224)  $(20,924,901)

  Loss from discontinued operations                                                                --             --       (757,024)
                                                           ------------   ------------   ------------   ------------   ------------
                                                             (2,918,842)   (10,690,517)   (12,602,975)    (5,261,224)   (21,681,925)

  Minority interest in net loss                                     103             --         16,720             --         16,823
                                                           ------------   ------------   ------------   ------------   ------------

Net loss                                                   $ (2,918,739)  $(10,690,517)  $(12,586,255)  $ (5,261,224)  $(21,665,102)
                                                           ============   ============   ============   ============   ============

 Net (loss) per share before discontinued
operations                                                 $      (0.43)  $      (1.82)  $      (2.20)  $      (1.05)
(Loss) per share from discontinued operations              $         --   $         --   $         --   $         --
                                                           ------------   ------------   ------------   ------------
 Net (loss) per share, Basic and Fully diluted             $      (0.45)  $      (1.82)  $      (2.20)  $      (1.05)
                                                           ============   ============   ============   ============

Weighted number of shares                                     6,856,100      5,887,200      5,725,500      5,006,700

SEE NOTES TO FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
 A DEVELOPMENT STAGE COMPANY

 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                                                                               Deficit
                                                                             Accumulated
                                                                Additional    during the
                                           Common stock           Paid-in    Development   Subscription    Deferred
                                       Shares        Amount       Capital       Stage       receivable   compensation      Total
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance February 1, 2003              4,360,500  $      4,361  $    490,939  $   (898,884) $         --  $         --  $   (403,584)
Issuance of common stock for cash
  and note                               42,533            42       199,958            --       (50,000)           --       150,000
Non-cash issuance of stock            1,012,500         1,013        (1,013)           --            --            --            --
Employee stock based compensation            --            --     4,660,000            --            --    (4,660,000)           --
Exercise of options, spit adjusted      707,400           707       588,793            --            --            --       589,500
Expenses paid with stock                  2,250             2         8,748            --            --            --         8,750
Amortization of deferred
  stock compensation                         --            --            --            --            --     4,394,000     4,394,000
Net (loss) for the year                      --            --            --    (5,261,224)           --            --    (5,261,224)
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance January 31, 2004              6,125,183  $      6,125  $  5,947,425  $ (6,160,108) $    (50,000) $   (266,000) $   (522,558)

Return of non-cash issuance          (1,012,500)       (1,013)        1,013            --            --            --            --

Stock redemption                       (900,000)         (900)          900            --            --            --            --
Employee stock based compensation            --            --     7,071,467            --            --            --     7,071,467

Exercise of options                   1,072,892         1,073       924,222            --            --            --       925,295
Collection of receivable                     --            --            --            --        50,000            --        50,000

Stock re-issuance                       900,000           900          (900)           --            --            --            --
Amortization of deferred stock
  compensation                               --            --            --            --            --       266,000       266,000
Basis of assets acquired less
  than purchase price                        --            --       (54,656)           --            --            --       (54,656)

Stock dividend                          618,558           619          (619)           --            --            --            --
Net (loss) for the year                      --            --            --   (12,586,255)           --            --   (12,586,255)
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------

  Balance January 31, 2005            6,804,133  $      6,804  $ 13,888,852  $(18,746,363) $         --  $         --  $ (4,850,707)
Employee stock based compensation
Stock issuances
  (SEE NOTES 9,10 & 12)

    Exercise of options                   9,500            10        60,790            --            --            --        60,800

    Sale of stock for cash                4,000             4        19,996            --            --            --        20,000

    Stock issued for related
      party advances                    500,000           500     3,384,094            --            --            --     3,384,594

    Stock dividend                      365,882           366          (366)           --            --            --            --
Options issued for expenses                  --            --       250,000            --            --            --       250,000

Net (loss) for the year                      --            --            --    (2,918,739)           --            --    (2,918,739)
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance July 31, 2005                 7,683,515  $      7,684  $ 17,603,366  $(21,665,102) $         --  $         --  $ (4,054,052)
                                   ============  ============  ============  ============  ============  ============  ============

SEE NOTES TO FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
 A DEVELOPMENT STAGE COMPANY

 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               unaudited         Year ended              Inception
                                                                 Six months    Six months  --------------------------     through
                                                                   ended         ended     January 31,   January 31,     July 31,
                                                               July 31, 2005 July 31, 2004     2005          2004          2005
                                                               ------------- ------------- ------------  ------------  ------------
Cash (used in) Operating Activities:
Net (loss) for the period                                      $ (2,918,739) $(10,690,517) $(12,586,255) $ (5,261,224) $(21,665,173)
Adjustments to reconcile net (loss) to cash
  Depreciation                                                       10,889         2,044         3,718         2,420        21,418
  Amortization                                                      150,000        60,000       356,000            --       506,000
  Minority interest in loss                                            (103)           --       (16,720)           --       (16,823)
  Stock-based compensation                                               --     7,071,467     7,071,467     4,394,000    11,464,787
 (Increase) decrease in accounts receivable                          (3,696)           --        (5,696)           --        (9,392)
 (Increase) decrease in inventories                                  (2,989)           --       (18,903)           --       (21,892)
 (Increase) decrease in prepaid expenses and other
assets                                                                  842       (14,000)      (11,137)           --       (10,295)
  Increase (decrease) in accounts payable and accrued expenses    1,014,324        54,386       370,164       111,301     1,547,326
  Write off of mineral property                                          --            --            --            --         5,150
  Loss from discontinued operations                                      --            --            --            --       757,024
                                                               ------------  ------------  ------------  ------------  ------------
               CASH (USED IN) OPERATING ACTIVITIES               (1,749,472)   (3,516,620)   (4,837,362)     (753,503)   (7,421,870)

Cash (used in) Investing Activities:
Increase in other assets                                                 --            --      (160,420)           --      (509,670)
Increase in restricted cash                                         (40,215)                                                (40,215)
Purchase of mineral property                                             --            --            --            --        (5,150)
Purchase of property and equipment                                  (28,624)           --       (11,479)           --       (65,569)
                                                               ------------  ------------  ------------  ------------  ------------
               CASH (USED IN) INVESTING ACTIVITIES                  (68,839)           --      (171,899)           --      (620,604)

Cash provided by Financing Activities:
  Sale of minority interest in subsidiaries                              --            --        19,200            --        19,200
  Proceeds from the exercise of stock options                        60,800       876,098       925,295       589,500     1,575,595
  Collection of stock receivable                                         --        50,000        50,000            --        50,000
  Proceeds from the issuance of debt                                     --     2,920,000     2,920,000            --     2,920,000
  Advances from related parties                                   1,800,008        31,384     1,029,056       183,327     3,384,594
  Proceeds from the issuance of common stock                         20,000            --            --       150,000       259,300
                                                               ------------  ------------  ------------  ------------  ------------
               CASH PROVIDED BY FINANCING
               ACTIVITIES                                         1,880,808     3,877,482     4,943,551       922,827     8,208,689

Net increase (decrease) in cash                                      62,497       360,862       (65,710)      169,324       166,215

Cash at beginning of period                                         103,718       169,428       169,428           104            --
                                                               ------------  ------------  ------------  ------------  ------------

Cash at end of period                                          $    166,215  $    530,290  $    103,718  $    169,428  $    166,215
                                                               ============  ============  ============  ============  ============

SEE NOTES TO FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
 A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representations of management. These accounting policies conform to accounting policies generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements..

NATURE OF OPERATIONS AND ORGANIZATION

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

The Company is currently pursuing the development and marketing of electric powered vehicles and products based on the advanced lithium battery technology developed by Lithium House. (SEE NOTE 11)

On January 19, 2004 the Company entered into an agreement and a Registration Rights Agreement (the Agreement) with Duchess Private Equities Fund, L.P. (Duchess). Under the terms of the agreement, the Company may periodically require Duchess to purchase shares of common stock at below market prices in exchange for the utilization of a ten million dollar equity line of credit. The Agreement required the Company to file an SB-2 with the Securities Exchange Commission to register for resale the shares of common stock subject to the agreement. The registration statement was required to be filed thirty days after the January 31, 2004 audited financial statements completed. The registration statement has not been completed.

BASIS OF CONSOLIDATION

The consolidated financial statements included the accounts and records of the Company and its wholly owned subsidiary WhistlerTel, Inc. and its majority controlled subsidiaries, Global Electric, Corp., R.-Electric Cat, Co. and Solium Power Corp. All significant intercompany accounts and transactions have been eliminated. The Company does not have any special purpose entities.

The following is a listing of the Company's subsidiaries and its ownership interests

            WhistlerTel, Inc.                                 100.00%
            Global Electric, Corp. (consolidated)              67.60%
            R Electric Car, Co.                                71.40%
            Solium Power, Corp                                 71.40%

CHANGE IN REPORTING YEAR

In 2005, the Company adopted July 31 as its fiscal year. The operating results and cash flows are presented for the six months ended July 31, 2005. The audited comparative information represents the results of operations and cash for the years ended January 31. Unaudited information as of July 31, 2004 and for the six months then ended is presented for comparative purposes.

HYBRID TECHNOLOGIES, INC.
 A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

ESTIMATES

The preparation of financial statements prepared in accordance with the accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash with original maturities of three months or less.

Financial instruments

The fair value of accounts receivables, accounts payable and accrued expenses and advances from related parties approximates fair value based on their short maturities. The fair value of notes payable approximate fair value based the value of other notes having the same or similar terms, interest rates and collateral.

Licensing fees

Licensing fees related to Product Licensing Agreements are expensed as incurred.

Accounts receivables

Management considers all receivable fully collectable at July 31 and January 31, 2005.

Inventories

Inventories are stated at the lower of cost or market. Cost is based on the specific identification method.

Property and equipment

Property and equipment are recorded at cost. Depreciation of property and equipment are accounted for by accelerated methods over the following estimated useful lives

                                                       Lives
                                                    -----------
              Furniture and fixtures                 10 years
              Software                              3-5 years
              Computers                              5 years

Amortization

Amortization of financing costs included in other assets are over the life of the related loan, two years.

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

HYBRID TECHNOLOGIES, INC.
 A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Stock based compensation - continued

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

HYBRID TECHNOLOGIES, INC.
 A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 3. COMMITMENTS

On October 21, 2003 the original licensing agreement that the Company had entered into with Nu Age Electric in June 2003 was terminated. At the same time the Company entered into its current licensing agreements with RV Systems, Inc. a Nevada corporation for the worldwide rights (with the exception of certain products in India) to sell, distribute and/or manufacture (or arrange for the sale of) specified products using the portable power systems ("the Licensed

HYBRID TECHNOLOGIES, INC.
 A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 3. COMMITMENTS - CONTINUED

Technologies") developed by Lithium House. The agreement is for five years and automatically renews for three years unless terminated by either party with a ninety day written notice

The Company is required to pay to the Licensor various payments based on the sale of various products. Pursuant to a letter agreement dated February 3, 2004, the Company is required to pay a minimum licensing fee of $35,000 per week ($1,820,000 annually).

Remaining minimum annual payments at January 31, 2005 under the terms of the February 23, 2004 letter are as follows:

              Year ending July 31, 2006          $1,326,600

                                   2007                  --
                                                 ----------

                                                 $1,326,600
                                                 ==========

Accounts payable and accrued expenses include unpaid minimum licensing fees of approximately $775,000. The Company has questioned the validity of the agreement for failure of the licensor to perform certain requirements under the terms of the contract including but not limited to delivery of technologies as represented as having been completed requiring the Company to engage in research activities in excess of efforts contemplated.

The Company has been negotiating for further modifications to the agreement and/or reimbursement of the additional research expenditures incurred.

NOTE 4. BUSINESS COMBINATION AND SUBSEQUENT EVENT

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

Trade Winds had no operations prior to January 31, 2004. Accordingly, the following unaudited pro-forma summary statement of operations gives effect to the transaction as had Trade Winds been part of the consolidated group for the year ended January 31, 2004.

                                                                Pro-forma      Pro-forma
                                               As reported     adjustments       (loss)
                                               -------------  ------------   -------------
              Costs and expenses               $ (12,423,635) $    (97,311)  $ (12,520,946)

              Other income (expense)                (179,340)                     (179,340)
                                               -------------  ------------   -------------

                                                 (12,602,975)      (97,311)    (12,700,286)

              Minority interest in losses             16,720                        16,720
                                               -------------  ------------   -------------

              Net loss                         $ (12,586,255) $    (97,311)  $ (12,683,566)
                                               =============  ============   =============

HYBRID TECHNOLOGIES, INC.
 A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4. BUSINESS COMBINATION AND SUBSEQUENT EVENT - CONTINUED

Subsequent to July 31, 2005, the Company entered into an agreement whereby the Company exchanged its 100% ownership of Whistler Tel, Inc. for 80,000,000 shares of Java King

The following unaudited pro-forma summary balance sheets give effect to the transaction with Java King as had the transaction occurred effective February 1, 2004:

                                                        July 31, 2005                               January 31, 2005
                                        ------------------------------------------     ------------------------------------------
                                          Pro-forma      Pro-forma                      Pro-forma      Pro-forma
                                         As reported    adjustments      (loss)        As reported     adjustments      (loss)
                                        ------------   ------------   ------------     ------------   ------------   ------------
Current assets                          $    200,368   $      1,233   $    201,601     $    139,454   $      8,735   $    148,189

Equipment                                     59,077             --         59,077           27,597             --         27,597

Other assets                                   3,853             --          3,853          153,671             --        153,671
                                        ------------   ------------   ------------     ------------   ------------   ------------
                                        $    263,298   $      1,233   $    264,531     $    320,722   $      8,735   $    329,457
                                        ============   ============   ============     ============   ============   ============

Current liabilities                     $  4,456,581   $     74,936   $  4,531,517     $  2,168,948   $     87,409   $  2,256,357

Long term debt                                    --             --             --        3,000,000             --      3,000,000

Other                                          2,377             --          2,377            2,480             --          2,480

Equity (deficit)                          (4,195,660)       (73,703)    (4,269,363)      (4,850,707)       (48,674)    (4,899,381)
                                        ------------   ------------   ------------     ------------   ------------   ------------
                                        $    263,298   $      1,233   $    264,531     $    320,721   $     38,735   $    359,456
                                        ============   ============   ============     ============   ============   ============

The following unaudited pro forma statements of operations give effect to the Java King transaction has had it occurred effective February 1, 2003:

                                                     Six months ended                            Year ended January 31,
                                                      July 31, 2005                                      2005
                                        ------------------------------------------     ------------------------------------------
                                                                                      As previously
                                          Pro-forma     Pro-forma                        stated        Pro-forma      Pro-forma
                                         As reported   adjustments       (loss)         pro-forma     adjustments       (loss)
                                        ------------   ------------   ------------     ------------   ------------   ------------
Costs and expenses                      $ (2,662,800)  $    (25,029)  $ (2,687,829)    $(12,520,946)  $    (11,180)  $(12,532,126)

Other income (expense)                      (147,650)            --       (147,650)        (179,340)            --       (179,340)
                                        ------------   ------------   ------------     ------------   ------------   ------------

                                          (2,810,450)       (25,029)    (2,835,479)     (12,700,286)       (11,180)   (12,711,466)

Minority interest                                103             --            103           16,720             --         16,720
                                        ------------   ------------   ------------     ------------   ------------   ------------
Net loss                                $ (2,810,347)  $    (25,029)  $ (2,835,376)    $(12,683,566)  $    (11,180)  $(12,694,746)
                                        ============   ============   ============     ============   ============   ============

                                                    Year ended January 31,
                                                            2004
                                        ------------------------------------------
Costs and expenses                      $ (5,420,538)  $    (20,035)  $ (5,440,573)

Other income (expense)                       (20,686)            --        (20,686)
                                        ------------   ------------   ------------

                                          (5,441,224)       (20,035)    (5,461,259)

Minority interest                                 --             --             --
                                        ------------   ------------   ------------
Net loss                                $ (5,441,224)  $    (20,035)  $ (5,461,259)
                                        ============   ============   ============

HYBRID TECHNOLOGIES, INC.
 A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                     July 31,       January 31,
                                                       2005             2005
                                                  ------------     ------------
  Furniture and fixtures                          $     33,443     $      4,819
  Software costs                                        28,095           28,095
  Computer equipment                                     5,211            5,211
                                                  ------------     ------------

                                                        66,749           38,125

  less accumulated depreciation                        (21,418)         (10,529)
                                                  ------------     ------------
                                                  $     45,331     $     27,596
                                                  ============     ============

NOTE 6. OTHER ASSETS

Other assets consist of:                              July 31,      January 31,
                                                        2005            2005
                                                   ------------    ------------
  Deferred financing costs                         $    240,000    $    240,000

  less accumulated amortization                        (240,000)        (90,000)
                                                   ------------    ------------
                                                             --         150,000

  Restricted cash                                        40,215              --
  Deposits                                                3,670           3,671
                                                   ------------    ------------
                                                   $     43,885    $    153,671
                                                   ============    ============


NOTE 7. ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the year ended January 31, 2004, the Company received advances from related parties totaling approximately $1,235,000 for the payment of day-to-day operating expenses. Del Mar Venture Corp. is owned by Aarif Jamani, a major shareholder and Ms. Roseberry is a shareholder and an officer.

During the period ended July 31, 2005, the Company received additional advances of approximately $1,800,00 for the payment of day to-day operating expenses. At July 31, 2005, 500,000 shares of stock were issued for all outstanding advances, $3,384,594. It is anticipated that additional shares will be issued periodically in the future in exchange for future advances.

Advances from related parties consist of:

                                                      July 31,      January 31
                                                        2005            2005
                                                   ------------    ------------
  Advance from Del Mar Venture Corp                $         --    $  1,580,974
  Advance from Holly Roseberry                               --           4,793
                                                   ------------    ------------

                                                   $         --    $  1,585,767
                                                   ============    ============

Advances are reported as currently payable. The advances are not subject to written agreements and have no specific repayment terms but are deemed due on demand. Additionally, the advances are not interest bearing.

HYBRID TECHNOLOGIES, INC.
 A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7. ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS - CONTINUED

As discussed in Note 3. the Company acquired the major assets of Trade Winds Telecom, LLC for the payment of approximately $20,000 in cash and the issuance of an $80,000 note to a company under the control of Aarif Jamani, a major stockholder of the Company.

During the six months ended July 31, 2005, additional advances of approximately $1,800,000 were advanced for operating expenses. On July 27, 2005, the Company issued 500,000 shares of stock in exchange for all oustanding advances.


NOTE 8. NOTE PAYABLE -RELATED PARTY

Note payable at July 31, 2005 and January 31, 2005 consists of:

                                                      July 31,      January 31,
                                                        2005            2005
                                                   ------------    -------------
  10% note payable to the former member of
  Trade Winds Telecom, LLC, a company
  related by certain common
  ownership,
  (See Note 3)                                     $     80,000    $     80,000
                                                   ============    ============

NOTE 9.  LONG-TERM DEBT

Long-term debt at July 31, 2005 and January 31, 2005 consists of:

  5% note payable to Sterling Capital,
  Inc. (Sterling) payable in April,
  2006, collateralized by 9,000,000
  shares of the Company's
  common stock                                     $  3,000,000    $  3,000,000
                                                   ============    ============

The Company has issued 9,000,000 shares of the Company's outstanding stock as collateral for the above note. The shares are held by a third party pending return upon payment or transfer to Sterling upon demand for payment. At July 31, 2005 the Company is in technical default of the note for failure to pay interest when due. As of the date of the report on the financial statements, Sterling has not declared default and the shares are not deemed outstanding.

If Sterling were to declare default and take possession of the collateral, the number of shares are sufficient to make Sterling the controlling shareholder.

NOTE 10. STOCKHOLDERS' EQUITY (DEFICIT)

In February, 2005, the Board of Directors authorized a one for ten (10%) stock dividend. The dividend was reported during the year ended January 31, 2005. On March 9, 2005, the Board of Directors authorized a one for ten (1-10) reverse stock split. The financial statements give effect to this reverse split as had it occurred February 1, 2003.

HYBRID TECHNOLOGIES, INC.
 A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10. STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

During the year ended January 31, 2004:

      The Company issued 1,012,500 of restricted common shares to RS International Consultants, GMBH, ("RS") an international business consulting company pursuant to a $500,000 financing agreement. The financing agreement did not close and the shares were returned in May 2004.

      The Company issued 42,533 shares for $150,000 cash and a $50,000 receivable. The receivable was collected during the year ended January 31, 2005.

      The Company issued 2,250 shares for consulting services with a deemed market value of $8,750.

      The Company issued 707,000 shares resulting from the exercise of stock options totaling $589,500.

During the year ended January 31, 2005:

      The Company received the return of shares issued pursuant to the RS financing agreement.

      The Company issued 1,072,892 shares resulting from the exercise of stock options totaling $706,525.

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

      Shares related to a stock dividend declared subsequent to year end were recorded for the shares that were otherwise issued and outstanding at January 31, 2005

During the six months ended July 31, 2005:

      The Company issued 500,000 shares of stock in exchange for cash advanced by a related party (See Note 9)

      The Company issued 4000 shares of its stock for cash

      The Company issued 9,500 shares of stock under the terms of stock options that had been awarded (See Note 11)

      The Company issued a five percent stock dividend in June 2005.

HYBRID TECHNOLOGIES, INC.
 A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10. STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

Additionally, the Company has issued 9,000,000 shares of the Company's outstanding stock as collateral for the above note. The shares are held by a third party pending return upon payment or transfer to Sterling upon demand for payment. At July 31, 2005 the Company is in technical default of the note for failure to pay interest when due. As of the date of the report on the financial statements, Sterling has not declared default and the shares are not deemed outstanding. (See Note 9)

If Sterling were to declare default and take possession of the collateral, the number of shares are sufficient to make Sterling the controlling shareholder.

NOTE 11.  STOCK OPTIONS AND DEFERRED STOCK-BASED COMPENSATION

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

A summary of the Company's stock option activity is follows:

                                                              Weighted average
                                                                 grant date
                                                   shares        price/share
                                                 ---------    ----------------
      Balance February 1, 2003                   1,800,000    $0.833
      Options granted                             -945,000    $0.833
      Options cancelled/expired                         --
                                                 ---------
      Balance January 31, 2004                     855,000    $0.833

                                                              Weighted average
                                                                  exercise
                                                   shares        price share
                                                 ---------    ----------------
      Balance January 31, 2004                     855,000
      Options granted                             -855,000          $0.833
      Options cancelled/expired                         --
                                                 ---------
      Balance January 31, 2005                          --
                                                 =========

                                                Number of
                                                  shares
                                                ----------
      Options granted                              945,000
      Options exercised during the year
        ended January 31, 2004                    -707,400
      Options granted during the year
        ended January 31, 2005                     855,000
      Options exercised during the year
        ended January 31, 2005                  -1,092,600
                                                ----------
      Unexercised options                                0
                                                ==========

HYBRID TECHNOLOGIES, INC.
 A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11.  STOCK OPTIONS AND DEFERRED STOCK-BASED COMPENSATION - CONTINUED

In connection with the grant of certain options to employees during the year ended January 31, 2004, the Company reported deferred stock compensation of $4,660,000, representing the difference between the intrinsic value of the common stock and the exercise price at the date of the grant. The deferred compensation is presented as a reduction of the stockholders' equity and charged to expense over the periods of required employee services are performed. During the year ended January 31, 2004, the Company amortized $4,394,000 of deferred compensation that had been recorded as stock-based compensation and charged to operations.

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

The following is the pro-forma information regarding stock-based compensation required under SFAS 123

                                                                 Six months       Six months           Year ended January 31,
                                                                   ended             ended         ------------------------------
                                                               July 31, 2005     July 31, 2004         2005              2004
                                                               -------------     -------------     ------------      ------------
  Net (loss) as reported                                       $ (2,810,347)     $(10,690,517)     $(12,439,015)     $ (5,261,224)

  Add stock based loss compensation included
  in net loss                                                            --         7,071,467         7,071,467         4,394,000
  Deduct stock-based compensation determined
  under fair value method                                                --        (7,071,467)       (7,071,467)       (4,439,960)
                                                               ------------      ------------      ------------      ------------

  Pro-forma net (loss)                                         $ (2,810,347)     $(10,690,517)     $(12,439,015)     $ (5,307,184)
                                                               ============      ============      ============      ============

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
              Expected life from the vesting date                  1 year

The Company established the 2005 Restricted Stock Plan ("the 2005 Plan") in April, 2005 and filed an S-8 Registration Statement with the Securities and Exchange Commission that was declared effective. The 2005 Plan allows the Company's Board of Directors to issue up to 2,000,000 common shares pursuant to the 2005 Plan as compensation for services to the Company. The Company's Board of Directors has the discretion to set the price, vesting schedules and other terms and conditions for options granted under the 2005 Plan.

HYBRID TECHNOLOGIES, INC.
 A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 11.  STOCK OPTIONS AND DEFERRED STOCK-BASED COMPENSATION - CONTINUED

During the period ended July 31, 2005, the Company awarded 36,000 options with an option price of $6.40 per share to three consultants as additional payment for their services. The fair market value of the options as determined under the Black-Scholes formula was determined to be approximately $100,000 and is included in expenses for the six-month period.

Additionally, the Board of Directors awarded an option to Del-Mar Corporation to exchange the previously advanced funds for 500,000 shares of stock at a value of approximately $6.76 per share. The option was immediately exercised. The market value of the stock was determined to be approximately $7.00 per share. The difference of approximately $150,000 was recorded as interest expense.

A summary of the Company's 2005 Restricted Stock Plan follows:

                                                              Weighted average
                                                                 Grant date
                                                   shares        price/share
                                                 ---------    ----------------
      Balance April 22, 2005                     2,000,000       $6.740
      Options granted                             -536,000       $6.740
      Options cancelled/expired                         --
                                                 ---------
      Balance July 31, 2005                      1,464,000
                                                 =========

                                                   shares
                                                 ---------
      Options                                      536,000       $6.74
      granted
      Options
      exercised                                   -509,500       $6.74
                                                 ---------
      Unexercised options                           26,500       $6.40
                                                 =========

                                                                                               Year ended January 31,
                                                    Six months ended   Six months ended    ------------------------------
                                                      July 31, 2005      July 31, 2004           2005           2004
                                                    -----------------  ------------------  ----------------- ------------
Pro-forma net loss                                   $(2,810,347)       $(10,690,517)       $(12,439,015)    $(5,307,184)
                                                    =================  ==================  ================= ============

Net loss per share (basic and diluted) as reported   $(0.41)            $(1.82)             $(0.06)          $(0.04)
Net loss per share (basic and diluted) pro-forma     $(0.41)            $(1.82)             $(0.06)          $(0.04)

NOTE 12. CONTINGENCIES

POSSIBLE CHANGE OF CONTROL

As discussed in notes 9 and 10, the Company has issued 9,000,000 shares to a third party to hold as collateral under the terms of agreement for the receipt of a $3,000,000 note. At July 31, 2005, the Company was in technical default due to the failure to pay interest when due. As of the date of the report, the creditor has not declared default and has not demanded that the collateral be transferred. If the creditor were to receive the collateral, the creditor would become the controlling shareholder of the Company.

HYBRID TECHNOLOGIES, INC.
 A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12. CONTINGENCIES - CONTINUED

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

In July 2004 the Company received a request for voluntary production of documents and information related to a Securities and Exchange Commission (SEC) informal inquiry. The documents requested include those related to the issuance of stock and its major corporate transactions, including the Queen's mineral property and Azra shopping (discontinued in the year ended January 31, 2003) and its current licensing agreements with RV Systems. Additionally, agreements with the Company's consultants and related parties, potential partners and joint venturers was requested. The Company is fully co-operating in response to the document request.

LETTER OF CREDIT

The Company through its subsidiary has obtained a letter of credit in the amount of $40,000 from a financial institution to guarantee certain creditors payments. The financial institution has required the Company maintain deposits totaling $41,215 be kept on deposit as collateral for the letter of credit and related fee. This restricted cash is included in other assets.

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

HYBRID TECHNOLOGIES, INC.
 A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 13. INCOME TAXES

The Company has deferred tax assets of approximately $7,000,000 as a result of the net operating losses incurred through January 31, 2005. These deferred tax assets are reduced by a valuation allowance in an equal amount due to the uncertainty as to whether the net operating losses will be utilized.


NOTE 14. OTHER REQUIRED CASH FLOW DISCLOSURES

                                                                        Six months           Year ended                 Inception
                                                                          ended        ----------------------------      through
                                                                         July 31,      January 31,     January 31,     January 31,
                                                                           2005           2005            2004            2005
                                                                        ----------     ----------      ------------    ------------
Supplemental disclosures of non-cash transactions:
  Issuance of common stock for financing transaction                    $         --   $         --    $      3,375    $      3,375
  Return of common stock form cancellation
       of financing transactions                                        $         --   $     (3,375)   $         --    $     (3,375)
  Assumption of mortgage payable                                        $         --   $         --    $         --    $    400,000
  Promissory note payable                                               $         --   $         --    $         --    $    377,960
  Expenses settled with stock and/ or options                           $    250,000   $         --    $         --    $    279,821
  Notes and mortgages assumed in disposal
     of discontinued operations                                         $         --   $         --    $         --    $   (777,960)
  Deferred financing costs acquired with debt                           $         --   $     80,000    $         --    $     80,000
  Other current assets acquired by issuance of debt                     $         --   $      5,633    $         --    $      4,013
  Reduction of additional paid in capital from
     from issuance of debt                                              $         --   $     74,367    $         --    $     74,367
  Shares issued for related party advances                              $  3,384,594   $         --    $         --    $  3,384,594

Other required disclosures:
 Interest paid                                                          $         --   $    (90,084)   $    (24,070)   $   (114,154)
 Income taxes paid                                                      $         --   $         --    $         --    $         --

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

         As of the end of the fiscal year ended July 31, 2005, covered by this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of Holly Roseberry, the Company's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting her to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report on Form 10-KSB. There have been no changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

ITEM 8B. OTHER INFORMATION.

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of October 1, 2005 are as follows:


Name                           Age                   Office
--------------------          -----                  ------
Holly Roseberry                 54          President, Chief Executive
                                             Officer and Director
Mehboob Charania                50           Secretary, Treasurer, and
                                             Director

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Ms. Holly Roseberry was appointed as our secretary, treasurer and chief financial officer on February 20, 2002. On November 15, 2002, she resigned from these positions and was appointed as our president, chief executive officer and as a director. From 2001 to 2003, she acted as manager for the Azra Shopping Center. She obtained a Bachelor of Arts degree from Sacred Heart University in Bridgeport, Connecticut in 1973. Ms. Roseberry was employed from 1993 to 1996 as human resources manager, and from 1997 to 1999 as business office manager, of the Las Vegas location of Wards Department Store.

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

Salim R. Rana, although not a director, officer or employee of the Company, has worked extensively with our management on developing and commercializing our planned electric powered vehicles and products, as well on our negotiations with potential joint venture partners.

Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2005 all such filing requirements applicable to its officers and directors were complied with.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth certain information as to the Company's highest paid executive officers and directors for the Company's fiscal years ended July 31, 2005 and 2004, and for the six months ended July 31, 2005. No other compensation was paid to any such officer or director other than the cash compensation set forth below.

          Annual  Compensation                                 Awards                 Payouts
---------------------------------                    -------------------------     ------------------
(a)               (b)       (c)      (d)      (e)       (f)         (g)            (h)      (i)
Name                                         Other   Restricted  Securities
and                                          Annual    Stock     Underlying        LTIP     All Other
Principal         Year     Salary   Bonus    Comp.     Awards    Options/          Payouts  Comp.
Position          *          ($)     ($)      ($)       ($)      SARs(#)            ($)     ($)
--------------    ----     ------   -----    ------    ------    --------          -------  ---------
Holly   .         2005     $48,926
Roseberry         2004     $6,225
President **

-----------------
* Years ended July 31, 2005 and July 31, 2004. Ms. Roseberry's direct compensation for the six months ended July 31, 2005 was $26,000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 21, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and
(iii)officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

All share information in the following table reflects the one-for-ten reverse split of out common stock effective March 9, 2005.



                 Name and address                     Number of Shares   Percentage of
Title of class  of beneficial owner                   of Common Stock    Common Stock (1)
--------------  -------------------                   ----------------   -----------

Common Stock    Salim S. Rana Investments Corp.       3,808,227          20.05%
                5001 E. Bonanza Rd., Suite
                138-145, Las Vegas,
                Nevada 89110 (2)

Common Stock    Holly Roseberry                       9,719              *
                President, CEO, Director
                5001 E. Bonanza Rd.,
                Suite 138-145
                Las Vegas, Nevada 89019

Common Stock    All Officers and Directors            9,719              *
                as a Group that consists of
                two people

Common Stock    Sterling Capital Corp.                10,914,755(3)      57.47%

-------------------------

*        Less than 1%

(1) As of October 21, 2005, there were 18,993,243 shares of our common stock issued and outstanding.

(2) Salim R. Rana is the President of Salim S. Rana Investments Corp.

(3) Held in escrow pursuant to the Loan Agreement as collateral for the $3,000,000 loan made by Sterling Capital to the Company.

CHANGE IN CONTROL

With the possible exception of Sterling Capital Corp. in the event of a default under our loan agreement with them, we are not aware of any arrangement that might result in a change in control in the future.


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

        3.1c Certificate of Amendment to Articles of Incorporation, filed effective March 9, 2005. (Incorporated by reference to Exhibit 3.1c to the Company's Annual Report on Form 10-KSB, filed with the Commission on May 23, 2005.)

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

        4.4 Promissory Note, dated December 3, 2004, payable to Trade Winds Telecom, LLC. (Incorporated by reference to Exhibit
                     4.4 to the Company's Annual Report on Form 10-KSB, filed with the Commission on May 23, 2005.)

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

      10.17 Agreement and Plan of Reorganization, dated as of August 18, 2005, among the Company, Whistlertel, Inc. and Javakingcoffee, Inc. (Incorporated by reference to Exhibit
                     10.17 to the Company's Current Report on Form 8-K, filed with the Commission on August 24, 2005.)

      10.18          Notice, dated July 2, 2005, from Hybrid Technologies, Inc.
                     To RV Systems, Inc., filed herewith.

         21          Subsidiaries of Registrant (Filed herewith.)

         31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

         32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Aggregate fees for the last two years:  2004-$16,450      2005-$21,000*

(2) Audit related fees:                     2004- NA          2005- NA

(3) Tax fees:                               2004- NA          2005- NA

(4) All other fees. NA

(5) Audit committee pre-approval processes, percentages of services approved by audit committee, percentage of hours spent on audit engagement by persons other than principal accountant's full time employees. NA

----------
*For fiscal year ended January 31, 2005.

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

         Date: October 26, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Holly Roseberry
    -------------------
    Holly Roseberry
    President and C.E.O.
    (President, Chief Executive Officer
    Principal Financial Officer and Director)

    Date: October 26, 2005


By: /s/ Mehboob Charania
    -------------------
    Mehboob Charania
    (Secretary and Director)
    Date: October 26, 2005


EXHIBIT INDEX

       10.18 Notice, dated July 2, 2005, from Hybrid Technologies, Inc. to RV Systems, Inc.

       21         Subsidiaries of Registrant.


       31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.