Form 10QSB
period 2005-10-31
Hybrid Technologies Inc.
filed 2005-12-15
CIK 1141263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

    For the quarterly period ended October 31, 2005
                                    ----------------

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



State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,155,315 shares of $0.001 par value common stock outstanding as of December 5, 2005.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

                            HYBRID TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                       Page No.
     PART I.  FINANCIAL INFORMATION

     ITEM I - Unaudited Consolidated Financial
         Statements

         Consolidated Balance Sheets as of October 31,
         2005 (Unaudited) and July 31, 2005 (Audited)                         3


         Consolidated  Statements  of  Operations  for
         the Three Months Ended October 31, 2005 and 2004
         and from inception (April 12, 2000) to
         October 31, 2005 (Unaudited)                                         4

         Consolidated Statement of Stockholders
         Equity (Deficit) (Unaudited)                                         5

         Consolidated  Statements  of Cash  Flows  for the
         Three Months Ended October 31, 2005 and 2004 and
         from inception (April 12, 2000) to October 31, 2005
         (Unaudited)                                                          6

         Notes to Consolidated Financial Statements                           7

     ITEM 2 - Management's Discussion and Analysis of                         8
         Financial Condition and Results of
         Operations.

     ITEM 3 - Controls and Procedures.                                       10


     PART II. OTHER INFORMATION

     ITEM 1 - Legal Proceedings                                              10

     ITEM 6 - Exhibits                                                       12



     EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Balance Sheets

                                                                                                 (Unaudited)
                                                                                                 October 31,       July 31,
  ASSETS                                                                                             2005            2005
-----------------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                                      $   34,089        $     166,215
 Accounts receivable                                                                             9,098                9,392
 Inventories                                                                                    32,453               21,892
 Other current assets                                                                           12,534               10,295
                                                                                            --------------- ----------------
                                    Total current assets                                        88,174              207,794

Property and equipment, net                                                                     58,369               44,151

Other assets                                                                                    47,020               43,885
                                                                                            --------------- ----------------

                                                                                            $  193,563        $     295,830
                                                                                            =============== ================
 LIABILITIES AND STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Note payable - related party                                                              $   80,000        $      80,000
  Current portion of long-term debt                                                          3,000,000            3,000,000
  Accounts payable and accrued expenses                                                      1,393,734            1,267,505
  Advances from related parties                                                                831,083                    -
                                                                                            --------------- ----------------

                                    Total current liabilities                                5,304,817            4,347,505

Long-term debt                                                                                       -                    -

Commitments and contingencies                                                                        -                    -

Non-controlling interest                                                                         2,377                2,377
Stockholders' equity (deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,

  no shares issued                                                                                   -                    -
Common stock, $.001 par value, 270,000,000 authorized
8,078,171 shares issued and outstanding at October 31, 2005
 7,683,515 shares issued and outstanding at July 31, 2005                                        8,078                7,684

  Additional paid in capital                                                                17,670,172           17,603,366
  Deficit accumulated during the development stage                                         (22,791,881)         (21,665,102)
                                                                                            --------------- ----------------
                                                                                            (5,113,631)           (4,054,052)
                                                                                            --------------- ----------------
                                                                                            $  193,563        $     295,830
                                                                                            =============== ================

See Notes to Consolidated Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 (Unaudited) Consolidated Statements of Operations

                                                                                                           Inception
                                                                                                            through
                                                               Three months ended October 31,              October 31,
                                                                  2005                2004                    2005
-----------------------------------------------------------------------------------------------------------------------
Sales                                                     $     13,317         $           -           $    13,317

Cost of sales                                                   20,466                     -                20,466
                                                          ------------------ -------------------- --------------------
  Gross profit (loss)                                           (7,149)                    -                 (7,149)

Costs and expenses
  General and administrative                                   455,424               467,980              2,762,777
  Management and consulting fees                               135,721               268,915              2,255,121
  License and permits                                           83,639               264,637              2,790,647
  Other professional fees                                          480               125,158              1,560,882
  Research and development                                     380,779                 4,485                649,957
  Stock- based compensation                                          -                     -             11,465,467
                                                          ------------------ ----------------------------------------
                                                             1,056,043             1,131,175             21,484,851

(Loss) from operations                                      (1,063,192)           (1,131,175)           (21,492,000)

Other income (expense)
   Interest                                                    (63,709)              (30,000)              (616,772)
  Other income                                                     122                     -                 57,092
                                                          ------------------ ----------------------------------------

  Net (loss) before discontinued operations
     and minority interest                                  (1,126,779)           (1,161,175)           (22,051,680)

  Loss from discontinued operations                                  -                     -               (757,024)
                                                          ------------------ -------------------- --------------------
                                                            (1,126,779)           (1,161,175)           (22,808,704)

  Minority interest in net loss                                      -                 8,938                16,823
                                                          ------------------ -------------------- --------------------

Net loss                                                  $ (1,126,779)        $  (1,152,237)         $ (22,791,881)
                                                          ================== ==================== ====================

 Net (loss) per share before discontinued operations      $      (0.14)        $       (0.19)
(Loss) per share from discontinued operations             $          -         $           -
                                                          ------------------ --------------------
Net (loss) per share, Basic and Fully diluted             $      (0.14)        $       (0.19)
                                                          ================== ====================
Weighted number of shares                                    8,082,546              5,939,905

See Notes to Consolidated Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

(Unaudited) Consolidated Statement of Stockholder's Equity (Deficit)

                                                                                      Deficit
                                                                                     Accumulated
                                                                   Additional       during the
                                            Common stock            Paid-in          Development
                                          Shares        Amount       Capital             Stage            Total
                                       -----------------------------------------------------------------------------------
Balance July 31, 2005                  $  7,683,515  $  7,684      $   17,603,366    $    (21,665,102)   $    (4,054,052)

Exercise of stock options                    10,500        10              67,190                   -             67,200

Stock dividend                              384,156       384                (384)                  -                  -

Net loss for the quarter                          -         -                   -          (1,126,779)        (1,126,779)
                                       -----------------------------------------------------------------------------------

Balance October 31, 2004               $  8,078,171  $  8,078      $   17,670,172    $    (22,791,881)   $    (5,113,631)
                                       ===================================================================================

See Notes to Consolidated Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

(Unaudited) Consolidated Statements of Cash Flows

                                                                                                            Inception
                                                                                Three months ended           through
                                                                         -------------------------------
                                                                          October 31,     October 31,      October 31,
                                                                              2005            2004            2005
-------------------------------------------------------------------------------------------------------------------------
Cash (used in) Operating Activities:
Net (loss) for the period                                         $       (1,126,779)  $     (1,152,237)  $   (22,791,881)
Adjustments to reconcile net (loss) to cash
  Depreciation                                                                   855                674            21,418
  Amortization                                                                     -             30,000           506,000
  Minority interest in loss                                                        -            (10,262)          (16,823)
  Stock-based compensation                                                         -                  -        11,464,787
 (Increase) decrease in accounts receivable                                      294                  -            (9,098)
 (Increase) decrease in inventories                                          (10,561)                 -           (32,453)
 (Increase) decrease in prepaid expenses and other assets                     (2,239)            10,500           (12,534)
  Increase (decrease) in accounts payable and accrued expenses               126,229             36,861         1,547,326
  Write off of mineral property                                                    -                  -             5,150
  Loss from discontinued operations                                                -                  -           757,024
                                                                         --------------- --------------- -----------------
              Cash (used in) operating activities                         (1,012,201)        (1,084,464)       (8,561,084)

Cash (used in) Investing Activities:
Increase in other assets                                                      (3,135)                 -            (7,020)
Purchase of mineral property                                                       -                  -            (5,150)
Purchase of property and equipment                                           (15,073)                 -            79,787)
                                                                         --------------- --------------- -----------------
              Cash (used in) investing
              activities                                                     (18,208)                 -           (91,957)

Cash provided by Financing Activities:
  Sale of minority interest in subsidiaries                                        -                  -            19,200
  Proceeds from the exercise of stock options                                 67,200                  -         1,642,795
  Collection of stock receivable                                                   -                  -            50,000
  Proceeds from the issuance of debt                                               -                  -         2,920,000
  Advances from related parties                                              831,083            479,986         3,835,835
  Proceeds from the issuance of common stock                                       -                  -           259,300
                                                                         --------------- --------------- -----------------
              Cash provided by financing activities                          898,283            479,986         8,727,130

Net increase (decrease) in cash                                             (132,126)          (604,478)           74,089

Cash at beginning of period                                                  166,215            611,449                 -
                                                                         --------------- --------------- -----------------

Cash at end of period                                             $           34,089   $          6,971   $        74,089
                                                                         =============== =============== =================

See Notes to Consolidated Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1. Financial Statement Presentation
The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements. Therefore, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2005 as filed with the Securities Exchange Commission.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. All such adjustments are of a normal recurring nature.

Note 2. Going Concern
The Company's financial statements are prepared based on the going concern principle. That principle anticipates the realization of assets and payments of liabilities through the ordinary course of business. No adjustments have been made to reduce the value of any assets or record additional liabilities, if any, if the Company were to cease to exist. The Company has incurred significant operating losses since inception. These operating losses have been funded by the issuance of capital, loans and advances. There are no guarantees that the Company will continue to be able to raise the funds necessary. Additionally, the lack of capital may limit the Company's ability to establish a viable business.

Note 3. Equity
During the three months ended October 31, 2005, 67,200 shares were issued under the terms of options for $67,200. Additionally, during the three months ended October 31, 2005, a five percent stock dividend was issued.

Approximately 11,450,000 shares are held in trust for guarantee of the $3,000,000 debt. These shares are not deemed outstanding as the creditor has not made demand on the debt or requested that the collateral be issued to the creditor. If the creditor were to make demand and exercise its rights to the collateral, the creditor would assume control over the Company as it would have more than fifty percent of the then outstanding shares.

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

THREE MONTHS ENDED OCTOBER 31, 2005 and 2004

We incurred a net loss of $1,126,779 for the three months ended October 31, 2005, which included management and consulting fees of $135,721, general and administrative costs of $455,424, license and permits fees of $83,639, and research and development expense of $380,779.

Our net loss for the three-month period ended October 31, 2005 decreased from the comparative period in fiscal 2004 (from $1,152,237 in 2004 to $1,126,779 in 2005). This was primarily due to a decrease in administrative costs from $467,980 in 2004 to $455,424 in 2005, a decrease in management and consulting fees from $268,915 in 2004 to $135,721 in 2005, an increase in research and development expense from $4,485 in 2004 to $380,779 in 2005, and a decrease in license and permit fees from $264,637 in 2004 to $83,639 for the comparable period in 2005. We also incurred interest expense of $63,709 related to loans payable, as compared with $30,000 for the comparable period in 2004.


PLAN OF OPERATION

During the period since inception on April 12, 2000 to October 31, 2005, we have incurred operating losses aggregating $21,492,000. At October 31, 2005, we had a working capital deficiency of $5,216,643 and a stockholders' deficit of $5,113,631.

The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of October 31, 2005, we had cash on hand of $34,089. Our liabilities at the same date totaled $5,304,817. We do not have sufficient cash on hand to complete commercialization of our planned products.


Electric Vehicles

We have terminated the License Agreement with RV Systems, and on October 25, 2005, we filed suit for rescission of the License Agreement and damages against Lithium House and RV Systems and related parties. See "Item 3-Legal Proceedings".

We are now converting vehicles in our own leased facility in Mooresville, North Carolina. We are working with Kokam (South Korea) in developing battery management systems. On November 18, 2005, we announced a partnership with Kokam, who have sent a senior engineer to work with us for two weeks in our North Carolina facility.

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

         As of the period immediately preceding filing this report, our telecommunications subsidiary had over 1,200 subscribers, an increase from approximately 150 subscribers four months ago.


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

         We have raised equity capital through issuances of common stock and debt. During the three months ended October 31, 2005, we received proceeds of $67,200 from the exercise of stock options and $831,083 from advances from related parties.

         At October 31, 2005, we had $34,089 cash on hand. Our ability to raise additional capital is affected by trends and uncertainties beyond our control.

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

                                             Hybrid Technologies, Inc.

                                              /s/Holly Roseberry
                                             --------------------------
                                             Holly Roseberry
                                             President and Director
                                             (Chief Executive Officer and
                                             Princial Financial Officer)
                                             Dated: December 15, 2005