Form 10QSB
period 2006-01-31
Hybrid Technologies Inc.
filed 2006-03-17
CIK 1141263

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2006
                                                ----------------

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



State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,121,504 shares of $0.001 par value common stock outstanding as of March 15, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

                            HYBRID TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

Page No.
  PART I.  FINANCIAL INFORMATION

  ITEM I - Unaudited Consolidated Financial
           Statements

           Consolidated Balance Sheets as of January 31,
           2006 (Unaudited) and July 31, 2005 (Audited)                       3

           Consolidated  Statements of Operations for the Six
           Months Ended January 31, 2006 and 2005 and from
           inception (April 12, 2000) to January 31, 2006 (Unaudited)         4

           Consolidated Statement of Stockholders
           Equity (Deficit) (Unaudited)                                       5

           Consolidated  Statements of Cash Flows for the Six
           Months Ended January 31, 2006 and 2005 and from
           inception (April 12, 2000) to January 31, 2006 (Unaudited)         6

           Notes to Consolidated Financial Statements                         7

  ITEM 2 - Management's Discussion and Analysis of                            8
           Financial Condition and Results of
           Operations.

  ITEM 3 - Controls and Procedures.                                          10

  PART II. OTHER INFORMATION

  ITEM 1 - Legal Proceedings                                                 10

  ITEM 6 - Exhibits                                                          12


  EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Balance Sheets

                                                                                         (Unaudited)
                                                                                          January 31,        July 31,
  ASSETS                                                                                     2006              2005
---------------------------------------------------------------------------------------------------------------------------
Current assets:
 Cash                                                                                     $    51,702       $    166,215
 Accounts receivable                                                                            9,000              9,392
 Inventories                                                                                   15,219             21,892
 Other current assets                                                                          20,942             10,295
                                                                                        ----------------------------------
                                    Total current
                                    assets                                                     96,863            207,794

Property and equipment, net                                                                    77,343             44,151

Other assets                                                                                   68,260             43,885
                                                                                        ----------------------------------

                                                                                          $   242,466       $    295,830
                                                                                        ==================================

 LIABILITIES AND STOCKHOLDERS' DEFICIT
---------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt                                                       $ 3,000,000       $  3,000,000
  Note payable - related party                                                                 80,000             80,000
  Accounts payable and accrued expenses                                                     1,473,841          1,267,505
  Advances from related parties                                                               719,183                  -
                                                                                        ----------------------------------
                                    Total current
                                    liabilities                                             5,273,024          4,347,505

Long-term debt                                                                                      -                  -

Commitments and contingencies                                                                       -                  -

Non-controlling interest                                                                        2,377              2,377

Stockholders' equity (deficit)
  Preferred stock, $.001 par value, 5,000,000 shares authorized,
     no shares issued                                                                               -                  -
  Common stock, $.001 par value, 27,000,000 authorized
     8,078,171 shares issued and outstanding at January 31, 2006
     7,683,515 shares issued and outstanding at July 31, 2005                                   8,690              7,684
  Additional paid in capital                                                               25,081,145         17,603,366
  Deficit accumulated during the development stage                                        (30,122,770)       (21,665,102)
                                                                                        ----------------------------------
                                                                                           (5,032,935)        (4,054,052)
                                                                                        ----------------------------------

                                                                                          $   242,466       $    295,830
                                                                                        ==================================

See Notes to Consolidated Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company
 (Unaudited) Consolidated Statements of Operations

                                                                                                               Inception
                                                                                                                 through
                                        Three months ended January 31,      Six months ended January 31,       January 31,
                                            2006             2005              2006               2005            2006
--------------------------------------------------------------------------------------------------------------------------------
Sales                                $      101,982        $          -     $   115,299      $           -    $     115,299

Cost of sales                               212,733                   -         233,199                  -          233,199
                                     -------------------------------------------------------------------------------------------
 Gross profit (loss)                       (110,751)                  -        (117,900)                 -         (117,900)

Costs and expenses
  General and administrative                663,075             419,254       1,118,499            887,234        3,425,852
  Management and consulting fees            138,328             107,870         274,049            376,785        2,393,449
  License and permits                         2,384              96,216           2,864            360,853        2,793,031
  Other professional fees                   101,845              18,932         185,484            144,090        1,662,727
  Research and development                  186,775               1,695         567,554              6,180          836,732
  Stock- based compensation               6,107,585                           6,107,585                   -      17,573,052
                                     -------------------------------------------------------------------------------------------
                                          7,199,992             643,967       8,256,035          1,775,142       28,684,843

(Loss) from operations                   (7,310,743)           (643,967)     (8,373,935)        (1,775,142)     (28,802,743)
Other income (expense)
   Interest                                 (21,284)           (113,750)        (84,993)          (143,750)        (638,046)
   Other income                               1,138              6,434            1,260              6,434           58,220
                                     -------------------------------------------------------------------------------------------
 Net (loss) before discontinued
 operations
     and minority interest               (7,330,889)           (751,283)     (8,457,668)        (1,912,458)     (29,382,569)
  Loss from discontinued operations               -                   -               -                  -         (757,024)
                                     -------------------------------------------------------------------------------------------
                                         (7,330,889)           (751,283)     (8,457,668)        (1,912,458)     (30,139,593)

  Minority interest in net loss                   -               7,782               -             16,720           16,823
                                     -------------------------------------------------------------------------------------------
Net loss                             $   (7,330,889)       $   (743,501)    $(8,457,668)        (1,895,738)   $ (30,122,770)
                                     ===========================================================================================

 Net (loss) per share before
discontinued operations              $        (0.90)       $      (0.13)    $     (1.06)     $       (0.32)
(Loss) per share from discontinued
operations                           $            -        $          -     $         -
                                     ----------------------------------------------------------------------------
 Net (loss) per share, Basic and Fully
diluted                              $        (0.90)              (0.13)    $     (1.06)     $       (0.32)
                                     ============================================================================

Weighted number of shares                 8,152,712           5,887,200       7,994,470          5,939,905

See Notes to Consolidated Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

(Unaudited) Consolidated Statement of Stockholder's Equity (Deficit)

                                                                                     Deficit
                                                                                   Accumulated
                                                                    Additional     during the
                                               Common stock           Paid-in      Development
                                            Number       Amount       Capital         Stage           Total
                                        ----------------------------------------------------------------------
Balance August 1, 2005                      7,683,515     7,684      17,603,366     (21,665,102)   (4,054,052)


Exercise of options                            10,500        10          67,190              -        67,200

Stock dividend                                384,156       384            (384)             -             -

Net loss for the quarter                            -         -               -     (1,126,779)    (1,126,779)
                                        ----------------------------------------------------------------------

Balance October 31, 2005                    8,078,171     8,078      17,670,172    (22,791,881)    (5,113,631)


Value of stock options issued                       -         -       6,107,585              -     6,107,585

Exercise of options                           207,500       208       1,303,792              -     1,304,000

Stock dividend                                403,909       404            (404)             -             -

Net loss for the quarter                            -         -               -     (7,330,889)    (7,330,889)
                                        ----------------------------------------------------------------------

Balance January 31, 2006                    8,689,580     8,690      25,081,145    (30,122,770)    (5,032,935)
                                        ======================================================================

See Notes to Consolidated Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

(Unaudited) Consolidated Statements of Cash Flows

                                                                                                          Inception
Six months ended January 31,                                                                                through
                                                                                                          January 31,
                                                                            2006            2005            2006
------------------------------------------------------------------------------------------------------------------------
Cash (used in) Operating Activities:
Net (loss) for the period                                            $   (8,457,668)  $ (1,152,237)    $   (30,122,770)
Adjustments to reconcile net (loss) to cash
  Depreciation                                                                5,784            674              27,192
  Amortization                                                                    -         30,000             506,000
  Minority interest in loss                                                       -        (10,262)            (16,823)
  Stock-based  payments                                                   6,107,585              -          17,572,372
 (Increase) decrease in accounts receivable                                     392              -              (9,000)
 (Increase) decrease in inventories                                           6,673              -             (15,219)
 (Increase) decrease in prepaid expenses and other assets                   (10,647)        10,500             (20,942)
  Increase (decrease) in accounts payable and accrued expenses              206,336         36,861           1,473,841
  Write off of mineral property                                                   -              -               5,150
  Loss from discontinued operations                                               -              -             757,024
                                                                     ---------------------------------------------------

                               Cash (used in) operating activities       (2,141,545)    (1,084,464)         (9,843,175)

Cash (used in) Investing Activities:
Increase in other assets                                                    (24,375)             -             (68,260)
Purchase of mineral property                                                      -              -              (5,150)
Purchase of property and equipment                                          (38,976)             -            (104,535)
                                                                     ---------------------------------------------------
                                 Cash (used in) investing
                                 activities                                 (63,351)             -            (177,945)


Cash provided by Financing Activities:
  Sale of minority interest in subsidiaries                                       -              -              19,200
  Proceeds from the exercise of stock options                             1,371,200              -           2,883,795
  Proceeds from the issuance of debt                                              -              -           2,920,000
  Advances from related parties                                             719,183        479,986           3,940,827
  Proceeds from the issuance of common stock                                      -              -             309,000
                                                                     ---------------------------------------------------

                              Cash provided by financing activities       2,090,383        479,986          10,072,822


Net increase (decrease) in cash                                            (114,513)      (604,478)             51,702

Cash at beginning of period                                                 166,215        611,449                   -
                                                                     ---------------------------------------------------

Cash at end of period                                                $       51,702   $      6,971     $        51,702
                                                                     ===================================================

See Notes to Consolidated Financial Statements

HYBRID TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2006
--------------------------------------------------------------------------------

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

Note 3. Equity
During the three months ended October 31, 2005, 10,500 shares were issued under the terms of options for $67,200. Additionally, during the three months ended October 31, 2005, a five percent stock dividend was issued. During the three months ended January 31, 2006, 1,465,000 options were issued at a strike price of approximately $6.40.
The market value on the issuance date was $5.55. The estimated market value of the options (as determined by the Black - Scholes method) has been charged to operations as required under SFAS 123R.

During the three months ended January 31, 2006, 207,500 shares were issued under the terms of options for $1,328,000. Additionally during the three months ended January 31, 2006, an additional five percent stock dividend was issued.

Approximately 12, 500,000 shares, including accrued stock dividends, are held in trust for guarantee of the $3,000,000 debt. outstanding as the creditor has not made demand on the debt or requested that the collateral be issued to the creditor. If the creditor were to make demand and exercise its rights to the collateral, the creditor would assume control over the Company as it would have more than fifty percent of the then outstanding shares. At January 31, 2006, the Company was in technical default on the note but no demand had been made for either payment or transfer of the collateral.

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

SIX MONTHS ENDED JANUARY 31, 2006 and 2005

We incurred a net loss of $8,457,688 for the six months ended January 31, 2006, which included management and consulting fees of $274,049, general and administrative costs of $1,118,499, license and permits fees of $2,864, and research and development expense of $567,544.

Our net loss for the six-month period ended January 31, 2006 increased from the comparative period in fiscal 2005 (from $1,895,738 in 2005 to $8,457,688 in 2006). This was primarily due to an increase in stock-based compensation from none in the six-month period ended January 31, 2005, to $6,107,585 for the comparable period in 2006, an increase in administrative costs from $887,234 in 2005 to $1,118,499 in 2006, a decrease in management and consulting fees from $376,785 in 2005 to $274,049 in 2006, an increase in research and development expense from $6,180 in 2005 to $567,544 in 2006, and a decrease in license and permit fees from $360,853 in 2005 to $2,864 for the comparable period in 2006. We also incurred interest expense of $84,993 related to loans payable, as compared with $143,750 for the comparable period in 2005.


PLAN OF OPERATION

During the period since inception on April 12, 2000 to January 31, 2006, we have incurred operating losses aggregating $30,122,770. At January 31, 2006, we had liabilities of $5,273,024, a working capital deficiency of $5,176,161 and a stockholders' deficit of $5,032,935.

The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of March 16, 2006, we had cash on hand of $4,310,859.

Electric Vehicles

We have terminated the License Agreement with RV Systems, and on October 25, 2005, we filed suit for rescission of the License Agreement and damages against Lithium House and RV Systems and related parties. See "Item 3-Legal Proceedings".

We are now converting vehicles in our own leased facility in Mooresville, North Carolina. We are working with Kokam (South Korea) in developing battery management systems. On November 18, 2005, we announced a partnership with Kokam, who have sent a senior engineer to work with us for two weeks in our North Carolina facility. We are renting office space from Kokam and have hired two engineers to work in this rented office in Seoul, South Korea.

Commercial Initiatives

We have commercial initiatives in China with Geely Corporation. The proposed joint venture agreement with Geely has been drafted. The party to the agreement for Hybrid Technologies would be a Chinese company owned by a Hybrid Technologies Hong Kong subsidiary. The Chinese company is in the process of being formed. We have completed two prototypes, the E-Cobra and the Jin Bike. We have also delivered a prototype to the U.S. Navy. We are constructing a lithium power solar house in Van Nuys, California. (This facility is part of the litigation we initiated against RV Systems and related parties--see "Item 3. Legal Proceedings".) We have signed a Space Act Agreement with NASA and will be providing vehicles (Pt Cruiser, Smart Car, all terrain) for the Kennedy Space Center to determine the utility of lithium powered vehicles.

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

         As of the period immediately preceding filing this report, our telecommunications subsidiary had over 2,000 subscribers, an increase from approximately 1,200 subscribers last quarter.


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

On February 24, 2004, we announced receipt of $1 million dollars of a $3 million dollar non-recourse loan (the "Loan") to be collateralized by stock. On April 14, 2004, we drew down an additional $1,000,000 on this loan, and on April 22, 2004, we drew down the final $1,000,000 of the loan. The lender is Sterling Capital, Inc. The maturity date of the first installment was February 24, 2006, and we are in default by reason of not having repaid that installment of principal of the Loan. We had recently made a $250,000 interest payment on the Loan. The related loan agreement (the "Loan Agreement") provides that if we default in repayment of any installment of principal of the Loan, Sterling Capital may declare the then outstanding balance of the Loan, interest, costs and money owing by us to be immediately due and payable. As security for the Loan, we pledged an aggregate of 9,000,000 shares of our Common Stock ("Pledged Shares"), and the certificates for the Pledged Shares are held in trust by a Trustee pursuant to the Loan Agreement. We have not received as of the date of this report any formal notice of default from Sterling Capital. Pursuant to the Loan Agreement, Sterling Capital's sole recourse against us, if an event of default has occurred and is continuing, is to take whole possession of the Pledged Shares for their sole benefit.

         We have raised equity capital through issuances of common stock and debt. During the six months ended January 31, 2006, we received proceeds of $1,371,200 from the exercise of stock options and $719,183 from advances from related parties.

         At March 16, 2006, we had $4,310,859 cash on hand. Our ability to raise additional capital is affected by trends and uncertainties beyond our control.

     We anticipate that up to $2,000,000 of working capital will be required over the next 12 months for market introduction of these products through joint venture partners or otherwise.


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


Securities and Exchange Commission Inquiries

     On February 10, 2006, we received a request for voluntary production of documents and information pursuant to a Securities and Exchange Commission informal inquiry. The documents requested include those related to press releases we have issued over the past year, communications between us and firms named in the press releases, and bank and brokerage account records. We are cooperating with the Commission in response to this request for information.

     On the same date, our majority-owned subsidiary, Zingo, Inc., received a similar request as to press releases issued by it from September 2005 to January 2006. Zingo, Inc. is cooperating with the Commission in response to this request for information.

     On July 30, 2004, we received a request for voluntary production of documents and information pursuant to a Securities and Exchange Commission informal inquiry. The documents requested include those related to our stock issuances, its major corporate transactions, including the Azra shopping center, the Queens mineral property and the licensing agreements with RV Systems, and to its agreements with consultants and related parties, as well as those relating to potential joint venture partners and customers. We fully cooperated with the Commission in response to its request for information.

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


Charles Haba v. Planet Electric, Inc.

    In this action, Charles Haba, is suing for breach of his employment agreement and breach of a note against his former employer, Planet Electric, Inc. in the Los Angeles County Superior Court. Planet Electric, Inc. has filed a cross-complaint against Mr. Haba and several other defendants, including Hybrid Technologies, Inc., alleging numerous causes of action. The specific claims against Hybrid Technologies, Inc. are conversion, conspiracy to convert assets and misappropriation of trade secrets. Discovery is substantially completed and trial is scheduled for June 28, 2006. Since the claims against us relate to technology allegedly acquired from Chaz Haba, and since we have never commercially exploited any technology of Chaz Haba, we believe the claims to be unfounded.

Depository Trust Company Suit

        On November 23, 2004, the Company filed a Complaint in the Eighth Judicial District Court, County of Clark, State of Nevada, sitting in Las Vegas, Nevada, styled "Whistler Investments, Inc., et al. v. The Depository Trust and Clearing Corporation, et al.", Case No. A495703. The defendants include The Depository Trust Company and the National Securities Clearing Corporation. The action alleges 22 state law claims, including intentional and negligent misrepresentation, fraud, racketeering, negligence, conversion, interference with contractual relations and prospective economic advantages and conspiracy. A motion to dismiss has been filed by defendants. The parties are awaiting setting of oral argument on the motion by the federal court.

Stones Choppers


On October 12, 2005, the Company filed a Complaint in the Los Angeles County Superior Court against Tony Stones, individually and doing business as Stones Choppers. The action seeks rescission of an agreement between The Company and defendants for the design/build of a prototype motorcycle. The Company seeks the return of its $25,000 deposit payment. Defendants have filed a cross-comoplaint against us for breach of contract and breach of the covenant of good faith and fair dealing seeking general damages "in excess of $10,000" as well as unknown special and punitive damages. Trial is set for October 10, 2006.

Item 6. Exhibits

Ex 10.19 Nonreimbursable Space Act Agreement between National Aeronautics and Space Administration, John F. Kennedy Space Center and Hybrid Technologies, Inc., filed herewith.

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

                            Hybrid Technologies, Inc.

                            /s/Holly Roseberry
                            --------------------------
                            Holly Roseberry
                            President and Director
                            (Chief Executive Officer and
                            Principal Financial Officer)
                            Dated: March 17, 2006