Form 10KSB/A
period 2005-07-31
Hybrid Technologies Inc.
filed 2006-05-24
CIK 1141263

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (check one): Yes  [ ]   No  [X]

THE COMPANY IS FILING THIS AMENDMENT TO ITS FORM 10-KSB FOR THE YEAR ENDED JULY 31, 2005 (THE "2005 FORM 10-KSB") TO CORRECT THE REPORT OF THE COMPANY'S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM WITH REGARD TO THE PERIODS COVERED BY THE REPORT. THIS AMENDMENT NO. 1 AMENDS ONLY THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND CERTAIN INFORMATION SET FORTH UNDER "ITEM
1. DESCRIPTION OF BUSINESS" AND "ITEM 3. LEGAL PROCEEDINGS" IN PART I OF THE 2005 FORM 10-KSB. IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE 2005 FORM 10-KSB AS OF OCTOBER 26, 2005, THE DATE ON WHICH THE 2005 FORM 10-KSB WAS FILED, NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO MODIFY OR UPDATE DISCLOSURES EXCEPT AS DESCRIBED ABOVE.

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

         On February 10, 2006, we received a request for voluntary production of documents and information pursuant to a Securities and Exchange Commission ("SEC") informal inquiry, and on April 24, 2006, we received a subpoena from the SEC issued in an investigation initiated by the SEC with respect to the matters covered by the inquiry and a broad range of other matters. We have furnished documents and information to the SEC, and our Chief Executive Officer, Holly Roseberry, is scheduled shortly to provide testimony to the SEC in this matter.

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

2004 Securities and Exchange Commission Inquiry

         On July 30, 2004, we received a request for voluntary production of documents and information pursuant to a Securities and Exchange Commission ("SEC") informal inquiry. The documents requested include those related to our stock issuances, its major corporate transactions, including the Azra shopping center, the Queens mineral property and the licensing agreements with RV Systems, and to its agreements with consultants and related parties, as well as those relating to potential joint venture partners and customers. We fully cooperated with the Commission in response to its request for information and have received no further requests.

2006 Securities and Exchange Commission Investigation


         On February 10, 2006, we received a request for voluntary production of documents and information pursuant to a SEC informal inquiry. The documents requested included those related to press releases we have issued from January 2005 to May 2006. On April 24, 2006, we received a subpoena from the SEC issued in an investigation initiated by the SEC with respect to the matters covered by the inquiry and a broad range of other matters. The SEC has requested inter alia, documents relating to: consultants to the Company, compensation paid to consultants, press releases and drafts thereof, articles concerning the Company in newsletter or other publications, participants in drafting press releases and articles, publication of press releases and articles, and supporting information for press releases and companies referred to therein. Copies of board of director minutes and of records of securities and options issuances have also been requested by the SEC We are cooperating with the SEC in response to their request and have furnished requested information and documents. Our Chief Executive Officer, Holly Roseberry, has been scheduled shortly to provide testimony to the SEC in this matter.

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

Depository Trust Company Suit

         On November 23, 2004, the Company filed a Complaint in the Eighth Judicial District Court, County of Clark, State of Nevada, sitting in Las Vegas, Nevada, styled "Whistler Investments, Inc., et al. v. The Depository Trust and Clearing Corporation, et al.", Case No. A495703. The defendants include The Depository Trust Company and the National Securities Clearing Corporation. The action alleges 22 state law claims, including intentional and negligent misrepresentation, fraud, racketeering, negligence, conversion, interference with contractual relations and prospective economic advantages and conspiracy. The defendants removed the case to Federal court in Las Vegas. A motion to dismiss was filed by defendants, and the Court granted the motion on May 15, 2006. The Company is currently evaluating whether to appeal the Court's decision.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Hybrid Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Hybrid Technologies, Inc. (a development stage company) as of July 31, 2005, January 31, 2005, and January 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the periods ended July 31, 2005 and January 31, 2005, January 31, 2004 and from April 12, 2000 (Inception) through July 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                  In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Hybrid Technologies, Inc. as of July 31, 2005, January 31, 2005, and January 31, 2004, and the results of consolidated operations and cash flows for the periods ended July 31, 2005, January 31, 2005, and January 31, 2004, and from April 12, 2000 (Inception) through July 31, 2005 in conformity with U.S. generally accepted accounting principles.

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

      10.18          Notice, dated July 2, 2005, from Hybrid Technologies, Inc.
                     To RV Systems, Inc. (Incorporated by reference to Exhibit
                     10.18 to the Company's Annual Report on Form 10-KSB, filed with the Commission on October 26, 2005.)

         21. Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB, filed with the Commission on October 26, 2005.)

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

         Date: May 23, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Holly Roseberry
    -------------------
    Holly Roseberry
    President and C.E.O.
    (President, Chief Executive Officer
    Principal Financial Officer and Director)

    Date: May 23, 2006


By: /s/ Mehboob Charania
    -------------------
    Mehboob Charania
    (Secretary and Director)
    Date: May 23, 2006


EXHIBIT INDEX

       31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.