Form 10QSB/A
period 2006-01-31
Hybrid Technologies Inc.
filed 2006-06-13
CIK 1141263

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

--------------------------------------------------------------------------------
(Former name, former address and former  fiscal  year,  if  changed  since  last report)



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



     EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Balance Sheets

                                                                                   (Unaudited)
                                                                                    January 31,      July 31,
  ASSETS                                                                                2006           2005
-----------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                          $     51,702        $    166,215
 Accounts receivable                                                                   9,000               9,392
 Inventories                                                                          15,219              21,892
 Other current assets                                                                 20,942              10,295
                                                                              ---------------- ------------------
                                    Total current
                                    assets                                            96,863             207,794

Property and equipment, net                                                           77,343              44,151

Other assets                                                                          68,260              43,885
                                                                              ---------------- ------------------

                                                                                $    242,466        $    295,830
                                                                              ================ ==================

 LIABILITIES AND STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt                                             $  3,000,000        $  3,000,000
  Note payable - related party                                                        80,000              80,000
  Accounts payable and accrued expenses                                            1,473,841           1,267,505
  Advances from related parties                                                      719,183                   -
                                                                              ---------------- ------------------
                                    Total current
                                    liabilities                                    5,273,024           4,347,505

Long-term debt                                                                             -                   -

Commitments and contingencies                                                              -                   -

Non-controlling interest                                                               2,377               2,377

Stockholders' equity (deficit)
  Preferred stock, $.001 par value, 5,000,000 shares authorized,
    no shares issued                                                                       -                   -
  Common stock, $.001 par value, 27,000,000 authorized
      8,078,171 shares issued and outstanding at January 31, 2006
      7,683,515 shares issued and outstanding at July 31, 2005                         8,690               7,684
  Additional paid in capital                                                      25,081,145          17,603,366
  Deficit accumulated during the development stage                               (30,122,770)         (21,665,102)
                                                                              ---------------- ------------------
                                                                                  (5,032,935)         (4,054,052)
                                                                              ---------------- ------------------

                                                                                $    242,466        $    295,830
                                                                              ================ ==================

See Notes to Consolidated Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company
 (Unaudited) Consolidated Statements of Operations

                                                                                                            Inception
                                                                                                              through
                                          Three months ended January 31,      Six months ended January 31,  January 31,
                                            2006                2005              2006            2005          2006
-------------------------------------------------------------------------------------------------------------------------
Sales                                    $     101,982      $           -     $     115,299   $         -  $     115,299
Cost of sales                                  212,733                  -           233,199             -        233,199
                                         ----------------- ---------------- ----------------- ------------ --------------

  Gross profit (loss)                         (110,751)                 -          (117,900)            -       (117,900)
Costs and expenses
  General and administrative                   663,075            419,254         1,118,499       887,234      3,425,852
  Management and consulting fees               138,328            107,870           274,049       376,785      2,393,449
  License and permits                            2,384             96,216             2,864       360,853      2,793,031
  Other professional fees                      101,845            18,932            185,484       144,090      1,662,727
  Research and development                     186,775            1,695             567,554         6,180        836,732
  Stock- based compensation                  6,107,585                            6,107,585             -     17,573,052
                                         ----------------- ---------------- ----------------- ------------ --------------

                                             7,199,992            643,967         8,256,035     1,775,142     28,684,843

(Loss) from operations                      (7,310,743)          (643,967)       (8,373,935)   (1,775,142)   (28,802,743)

Other income (expense)
   Interest                                    (21,284)          (113,750)          (84,993)     (143,750)      (638,046)
  Other income                                   1,138              6,434             1,260         6,434         58,220
                                         ----------------- ---------------- ----------------- ------------ --------------
  Net (loss) before discontinued
operations
     and minority interest                  (7,330,889)          (751,283)       (8,457,668)   (1,912,458)   (29,382,569)
  Loss from discontinued operations                  -                  -                 -             -       (757,024)
                                         ----------------- ---------------- ----------------- ------------ --------------

                                            (7,330,889)          (751,283)       (8,457,668)   (1,912,458)   (30,139,593)

  Minority interest in net loss                      -              7,782                 -        16,720         16,823
                                         ----------------- ---------------- ----------------- ------------ --------------

Net loss                                 $  (7,330,889)     $    (743,501)    $  (8,457,668)  $(1,895,738) $ (30,122,770)
                                         ================= ================ ================= ============ ==============

 Net (loss) per share before
discontinued operations                  $       (0.90)     $       (0.13)    $       (1.06)  $     (0.32)
(Loss) per share from discontinued
operations                               $           -      $           -     $           -   $         -
                                         ----------------- ---------------- ----------------- ------------
 Net (loss) per share, Basic and Fully
diluted                                  $       (0.90)     $       (0.13)    $       (1.06)  $     (0.32)
                                         ================= ================ ================= ============

Weighted number of shares                    8,152,712          5,887,200         7,994,470     5,939,905

See Notes to Consolidated Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

(Unaudited) Consolidated Statement of Stockholder's Equity (Deficit)

                                                                                     Deficit
                                                                                   Accumulated
                                                                    Additional     during the
                                               Common stock           Paid-in      Development
                                            Number       Amount       Capital         Stage         Total
                                        --------------- ---------- -------------- -------------- -----------
Balance August 1, 2005                    7,683,515      7,684      17,603,366   (21,665,102)    (4,054,052)


Exercise of options                          10,500         10          67,190             -         67,200

Stock dividend                              384,156        384            (384)            -              -

Net loss for the quarter                          -          -               -    (1,126,779)    (1,126,779)
                                        ------------ ---------- -------------- -------------- -------------

Balance October 31, 2005                  8,078,171      8,078      17,670,172     (22,791,881)  (5,113,631)


Value of stock options issued                     -          -       6,107,585             -      6,107,585

Exercise of options                         207,500        208       1,303,792             -      1,304,000

Stock dividend                              403,909        404            (404)            -              -

Net loss for the quarter                          -          -               -    (7,330,889)    (7,330,889)
                                        ------------ ---------- -------------- -------------- -------------

Balance January 31, 2006                  8,689,580      8,690      25,081,145   (30,122,770)    (5,032,935)
                                        ============ ========== ============== ============== =============

See Notes to Consolidated Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

(Unaudited) Consolidated Statements of Cash Flows

                                                                                                 Inception
Six months ended January 31,                                                                      through
                                                                                                October 31,
                                                                    2006            2005            2006
----------------------------------------------------------------------------------------------------------
Cash (used in) Operating Activities:
Net (loss) for the period                                       $ (8,457,668)   $ (1,895,738)  $ (30,122,770)
Adjustments to reconcile net (loss) to cash
  Depreciation                                                         5,784           1,674          27,192
  Amortization                                                             -         296,000         506,000
  Minority interest in loss                                                -         (16,720)        (16,823)
  Stock-based  payments                                            6,107,585               -      17,572,372
 (Increase) decrease in accounts
  receivable                                                             392          (5,696)         (9,000)
 (Increase) decrease in
  inventories                                                          6,673         (18,903)        (15,219)
 (Increase) decrease in prepaid expenses and other
  assets                                                             (10,647)          2,863         (20,942)
  Increase (decrease) in accounts payable and accrued expenses       206,336         315,777       1,473,841
  Write off of mineral property                                            -               -           5,150
  Loss from discontinued operations                                        -               -         757,024
                                                                ------------- --------------- ---------------

             Cash (used in) operating activities                  (2,141,545)     (1,320,743)     (9,843,175)

Cash (used in) Investing Activities:
Increase in other assets                                             (24,375)       (269,671)        (68,260)
Purchase of mineral property                                               -               -          (5,150)
Purchase of property and equipment                                   (38,976)        (28,095)       (104,535)
                                                                ------------- --------------- ---------------

             Cash (used in) investing activities                     (63,351)       (297,766)       (177,945)

Cash provided by Financing Activities:
  Sale of minority interest in
subsidiaries                                                               -          19,200          19,200
  Proceeds from the exercise of stock options                      1,371,200         158,481       2,883,795
  Proceeds from the issuance of debt                                       -               -       2,920,000
  Advances from related parties                                      719,183         933,097       3,940,827
  Proceeds from the issuance of common stock                               -               -         309,000
                                                                ------------- --------------- ---------------

             Cash provided by financing activities                 2,090,383       1,110,778      10,072,822

Net increase (decrease) in cash                                     (114,513)       (507,731)         51,702

Cash at beginning of period                                          166,215         611,449               -
                                                                ------------- --------------- ---------------

Cash at end of period                                           $     51,702    $    103,718    $     51,702
                                                                ============= =============== ===============

See Notes to Consolidated Financial Statements

HYBRID TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2006
--------------------------------------------------------------------------------

Note 1. Financial Statement Presentation
The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements. Therefore, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on form 10-K for the year ended July 31, 2005 as filed with the Securities Exchange Commission.

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

Approximately 12,500,000 shares, including accrued stock dividends, are held in trust for guarantee of the $3,000,000 debt outstanding as the creditor has not made demand on the debt or requested that the collateral be issued to the creditor. If the creditor were to make demand and exercise its rights to the collateral, the creditor would assume control over the Company as it would have more than fifty percent of the then outstanding shares. At January 31, 2006, the Company was in technical default on the note but no demand had been made for either payment or transfer of the collateral.

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

         As of the period immediately preceding filing this report, our telecommunications subsidiary had over 2,000 subscribers, an increase from approximately 1200 subscribers last quarter.


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

2004 Securities and Exchange Commission Inquiry

     On July 30, 2004, we received a request for voluntary production of documents and information pursuant to a Securities and Exchange Commission ("SEC")informal inquiry. The documents requested include those related to our stock issuances, major corporate transactions, including the Azra shopping center, the Queens mineral property and the licensing agreements with RV Systems, and to its agreements with consultants and related parties, as well as those relating to potential joint venture partners and customers. We fully cooperated with the Commission in response to its request for information and have received no further requests in this inquiry.

2006 Securities and Exchange Commission Investigation

On February 10, 2006, we received a request for voluntary production of documents and information pursuant to a SEC informal inquiry. The documents requested included those related to press releases we have issued from January 2005 to the current period. On April 24, 2006, we received a subpoena from the SEC issued in an investigation initiated by the SEC with respect to the matters covered by this inquiry and a broad range of other matters. The SEC has requested inter alia, documents relating to: consultants to the Company, compensation paid to consultants, press releases and drafts thereof, articles concerning the Company in newsletter or other publications, participants in drafting press releases and articles, publication of press releases and articles, and supporting information for press releases and companies referred to therein. Copies of board of director minutes and of records of securities and options issuances have also been requested by the SEC. We are cooperating with the SEC in response to their request and have furnished the requested information and documents. Our Chief Executive Officer, Holly Roseberry, has provided testimony to the SEC in this matter.

On February 24, 2006, our majority-owned subsidiary, Zingo, Inc., received a similar request from the SEC for voluntary production of documents and information, including specifically information relating to as to press releases issued by it from September 2005 to January 2006. On April 24, 2006, Zingo received a subpoena from the SEC issued in an investigation with respect to the matters covered by this inquiry and a broad range of other matters. Zingo, Inc. is cooperating with the SEC in response to these requests for information and has furnished the requested information and documents.


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

Stones Choppers

     On October 12, 2005, the Company filed a Complaint in the Los Angeles County Superior Court against Tony Stones, individually and doing business as Stones Choppers. The action seeks rescission of an agreement between The Company and defendants for the design/build of a prototype motorcycle. The Company seeks the return of its $25,000 deposit payment. Defendants have filed a cross-complaint against us for breach of contract and breach of the covenant of good faith and fair dealing seeking general damages "in excess of $10,000" as well as unknown special and punitive damages. Trial is set for October 10, 2006.

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

                                             Hybrid Technologies, Inc.

                                              /s/Holly Roseberry
                                             --------------------------
                                             Holly Roseberry
                                             President and Director
                                             (Chief Executive Officer and
                                             Principal Financial Officer)
                                             Dated: June 13, 2006