Form 10QSB
period 2006-04-30
Hybrid Technologies Inc.
filed 2006-06-14
CIK 1141263

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For the quarterly period ended April 30, 2006
                                                ---------------

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



State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,890,364 shares of $0.001 par value common stock outstanding as of June 13, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

                            HYBRID TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


                                                                       Page No.

PART I. FINANCIAL INFORMATION

ITEM I - Unaudited Consolidated Financial
Statements

Consolidated Balance Sheets as of April 30,
2006 (Unaudited) and July 31, 2005 (Audited)                                3


Consolidated Statements of Operations for the Nine Months Ended April
30, 2006 and 2005 and from inception (April 12, 2000)
to April 30, 2006 (Unaudited)                                               4

Consolidated Statement of Stockholders
Equity (Deficit) (Unaudited)                                                5

Consolidated Statements of Cash Flows for the Nine Months Ended April
30, 2006 and 2005 and from inception (April 12, 2000)
to April 30, 2006 (Unaudited)                                               6

Notes to Consolidated Financial Statements                                  7

ITEM 2 - Management's Discussion and Analysis of                            8
Financial Condition and Results of
Operations.

ITEM 3 - Controls and Procedures.                                          10


PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings                                                 10

ITEM 6 - Exhibits                                                          12


EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Balance Sheets

                                                                                                     (Unaudited)
                                                                                                      April 30,        July 31,
  ASSETS                                                                                                 2006            2005
---------------------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                                               $   4,071,163    $  166,215
 Accounts receivable                                                                                         5,354         9,392
 Inventories                                                                                                53,834        21,892
 Other current assets                                                                                      104,341        10,295
                                                                                                   ----------------- ------------
                                        Total current
                                        assets                                                           4,234,692       207,794

Property and equipment, net                                                                              2,000,810        44,151


Other assets                                                                                                41,542        43,885
                                                                                                   ----------------- ------------

                                                                                                    $    6,277,044    $  295,830
                                                                                                   ================= ============


 LIABILITIES AND STOCKHOLDERS' DEFICIT
---------------------------------------------------------------------------------------------------------------------------------


Current liabilities:
  Current portion of long-term debt                                                                 $    3,000,000  $  3,000,000
  Note payable - related party                                                                                   -        80,000
  Accounts payable and accrued expenses                                                                    929,868     1,267,505
  Deposits                                                                                                  26,265             -
                                                                                                   ----------------- ------------
                                        Total current
                                        liabilities                                                      3,956,133     4,347,505


Long-term debt                                                                                           1,300,000             -


Commitments and contingencies                                                                                    -             -


Non-controlling interest                                                                                     2,377         2,377

Stockholders' equity (deficit)
  Preferred stock, $.001 par value, 5,000,000 shares authorized,
     no shares issued                                                                                            -             -
  Common stock, $.001 par value, 27,000,000 authorized
     11,630,696 shares issued and outstanding at April 30, 200
      7,683,515 shares issued and outstanding at July 31, 2005                                              11,631         7,684
  Additional paid in capital                                                                            33,098,704    17,603,366
  Deficit accumulated during the development stage                                                     (32,091,801)  (21,665,102)
                                                                                                   ----------------- ------------

                                                                                                         1,061,189    (4,054,052)
                                                                                                   ----------------- ------------

                                                                                                    $    6,277,044   $   295,830
                                                                                                   ================= ============

See Notes to Consolidated Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company
 (Unaudited) Consolidated Statements of Operations

                                                                                                                     Inception
                                                                                                                     through
                                             Three months ended April 30,          Nine months ended April 30,       April 30,
                                                2006              2005              2006               2005            2006
---------------------------------------------------------------------------------------------------------------------------------
Sales                                        $    99,405      $          -        $     214,704   $         -      $     214,704
Cost of sales                                    217,168                 -              450,367             -            450,367
                                             ------------------------------------------------------------------------------------
  Gross profit (loss)                           (117,763)                -             (235,663)            -           (235,663)

Costs and expenses
  General and administrative                     539,740           456,146            1,658,239     1,343,380          3,965,592
  Management and consulting fees                 318,309           162,409              592,358       539,194          2,711,758
  License and permits                              1,290            52,694                4,154       413,547          2,794,321
  Other professional fees                         57,787             8,880              243,271       152,970          1,720,514
  Research and development                       841,498           130,484            1,409,052       136,664          1,678,230
  Stock- based compensation                            -                 -            6,107,585             -         17,573,052
                                             ------------------------------------------------------------------------------------
                                               1,758,624           810,613           10,014,659     2,585,755         30,443,467


(Loss) from operations                        (1,876,387)         (810,613)         (10,250,322)   (2,585,755)       (30,679,130)

Other income (expense)
   Interest                                     (108,667)          (69,526)            (193,660)     (213,276)          (746,713)
  Other income                                    16,023            13,346               17,283        22,260             74,243
                                             ------------------------------------------------------------------------------------

  Net (loss) before discontinued operations
     and minority interest                    (1,969,031)         (866,793)         (10,426,699)   (2,776,771)       (31,351,600)
  Loss from discontinued operations                    -                 -                    -             -           (757,024)
                                             ------------------------------------------------------------------------------------
                                              (1,969,031)         (866,793)         (10,426,699)   (2,776,771)       (32,108,624)
  Minority interest in net loss                        -             2,480                    -        16,720             16,823
                                             ------------------------------------------------------------------------------------

Net loss                                     $(1,969,031)     $   (864,313)       $ (10,426,699)  $(2,760,051)     $ (32,091,801)
                                             ====================================================================================


 Net (loss) per share before discontinued
operations                                   $     (0.19)     $      (0.13)       $       (1.17)  $     (0.47)
(Loss) per share from discontinued operations          -                 -                    -             -
                                             -----------------------------------------------------------------
 Net (loss) per share, Basic and Fully diluted  $  (0.19)     $      (0.13)       $       (1.17)  $     (0.47)
                                             =================================================================


Weighted number of shares                     10,160,200         6,804,400            8,874,000     5,940,000


See Notes to Consolidated Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

(Unaudited) Consolidated Statement of Stockholder's Equity (Deficit)


                                                                                             Deficit
                                                                                           Accumulated
                                                                         Additional        during the
                                              Common stock                Paid-in          Development
                                           Number          Amount         Capital             Stage             Total
                                       ---------------- ------------- ----------------- ------------------ ----------------
Balance August 1, 2005                      7,683,515        7,684         17,603,366       (21,665,102)       (4,054,052)

Exercise of options                            10,500           10             67,190                 -            67,200
Stock dividend                                384,156          384               (384)                -                 -
Net loss for the quarter                            -            -                  -        (1,126,779)      (1,126,779)
                                       ---------------- ------------- ----------------- ------------------ ----------------
Balance October 31, 2005                    8,078,171        8,078         17,670,172       (22,791,881)       (5,113,631)

Value of stock options issued                       -            -          6,107,585                 -         6,107,585
Exercise of options                           207,500          208          1,303,792                 -         1,304,000
Stock dividend                                403,909          404               (404)                -                 -
Net loss for the quarter                            -            -                  -        (7,330,889)      (7,330,889)
                                       ---------------- ------------- ----------------- ------------------ ----------------
Balance January 31, 2006                    8,689,580        8,690         25,081,145       (30,122,770)       (5,032,935)

Excerise of options issued                    953,250          953          8,019,547                 -         8,020,500
Stock dividend                              1,987,866        1,988             (1,988)                -                 -
Net loss for the quarter                            -            -                  -        (1,969,031)      (1,969,031)
                                       ---------------- ------------- ----------------- ------------------ ----------------

                                           11,630,696   $   11,631      $  33,098,704     $ (32,091,801)     $   1,018,534
                                       ================ ============= ================= ================== ================


See Notes to Consolidated Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

(Unaudited) Consolidated Statements of Cash Flows

                                                                                                             Inception
Nine months ended April 30,                                                                                   through
                                                                                                             April 30,
                                                                         ---------------- --------------- ----------------
                                                                              2006             2005            2006
Cash (used in) Operating Activities:
Net (loss) for the period                                                 $ (10,426,699)   $ (2,760,051)   $ (32,091,801)
Adjustments to reconcile net (loss) to cash
  Depreciation                                                                   16,100             300           43,292
  Amortization                                                                        -         112,500         506,000
  Minority interest in loss                                                           -               -          (16,823)
  Stock-based  payments                                                       6,107,585               -       17,572,372
 (Increase) decrease in accounts receivable                                       4,038          (4,962)          (5,354)
 (Increase) decrease in inventories                                             (31,942)        (24,751)         (53,834)
 (Increase) decrease in prepaid expenses and other assets                       (94,046)          4,047         (104,341)
  Increase (decrease) in accounts payable and accrued expenses                 (337,637)        359,828          929,868
  Increase (decrease) in deposits                                                26,265                           26,265
  Write off of mineral property                                                       -               -            5,150
  Loss from discontinued operations                                                   -               -          757,024
                                                                         ---------------- --------------- ----------------
              Cash (used in) operating activities                            (4,736,336)     (2,313,089)     (12,432,182)

Cash (used in) Investing Activities:
(Increase) decrease in other assets                                               2,343         (56,171)         (41,542)
Purchase of mineral property                                                          -               -           (5,150)
Purchase of property and equipment                                           (1,972,759)        (41,894)      (2,038,318)
                                                                         ---------------- --------------- ----------------
              Cash (used in) investing activities                            (1,970,416)        (98,065)      (2,085,010)


Cash provided by Financing Activities:
  Sale of minority interest in subsidiaries                                           -               -           19,200
  Proceeds from the exercise of stock options                                 9,391,700         158,481       10,904,295
  Proceeds from the issuance of debt                                          1,300,000          80,000        4,220,000
  Payment of notes payable                                                      (80,000)              -          (80,000)
  Advances from related parties                                                       -       1,681,879        3,215,860
  Proceeds from the issuance of common stock                                          -               -          309,000
                                                                         ---------------- --------------- ----------------
              Cash provided by financing activities                          10,611,700       1,920,360       18,588,355


Net increase (decrease) in cash                                               3,904,948        (490,794)       4,071,163


Cash at beginning of period                                                     166,215         611,449                -
                                                                         ---------------- --------------- ----------------

Cash at end of period                                                    $    4,071,163   $     120,655   $    4,071,163
                                                                         ================ =============== ================

See Notes to Consolidated Financial Statements

HYBRID TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006
--------------------------------------------------------------------------------


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


Note 3. Recently issued pronouncements

No pronouncement have been issued or are pending as of April 30, 2006 that if implemented would have a material impact of the Company's financial statements.


Note 3. Stockholders' Equity (deficit)

During the three months ended October 31, 2005, 10,500 shares were issued under the terms of options for $67,200. Additionally, during the three months ended October 31, 2005, a five percent stock dividend was issued.

During the three months ended January 31, 2006, 1,465,000 options were issued at a strike price of approximately $6.40. The market value on the issuance date was $5.55. The estimated market value of the options (as determined by the Black - Scholes method) has been charged to operations as required under SFAS 123R or EITF 96-18

During the three months ended January 31, 2006, 207,500 shares were issued under the terms of options for $1,328,000. Additionally during the three months ended January 31, 2006, an additional five percent stock dividend was issued.

During the three months ended April 30, 2006, 953,200 shares were issued under the terms of options for $8,020,500. Additionally during the three months ended April 30, 2006, 1,987,866 in stock dividends were issued.

HYBRID TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006
--------------------------------------------------------------------------------

Note 3. Stockholders' Equity (deficit) - continued

Approximately 14,000,000 shares, including accrued stock dividends, are held in trust for guarantee of the $3,000,000 debt. These shares are not included in the reported outstanding shares as the creditor has not made demand on the debt or requested that the collateral be issued to the creditor. If the creditor were to make demand and exercise its rights to the collateral, the creditor would assume control over the Company as it would have more than fifty percent of the then outstanding shares. At April 30, 2006, the Company was in technical default on the note but no demand has been made for either transfer of the collateral.

The Company filed a form S-8 with the Commission on April 22, 2006 an amended 2006 stock plan which provides for the issuance of up to 5,000,000 shares of restricted stock subject to terms as may be established by the Board of Directors. As of April 30, 2006 no shares have been awarded.

Note 4. Property and equipment

During the three month period ended April 30, 2006, the Company purchased land and building in the Charlotte, North Carolina metropolitan area for use as an office, sales center and potential production facility. The purchase price of the real property was approximately $1,825,000. The Company issued long term debt of approximately $1,300,000 as part of the purchase price. The debt is collateralized by the real property.

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

NINE MONTHS ENDED APRIL 30, 2006 and 2005

We incurred a net loss of $10,426,699 for the nine months ended April 30, 2006, which included management and consulting fees of $592,358, general and administrative costs of $1,658,239, license and permits fees of $4,154, and research and development expense of $1,409,052.

Our net loss for the nine-month period ended April 30, 2006 increased from the comparative period in fiscal 2005 (from $2,760,051 in 2005 to $10,426,699 in 2006). This was primarily due to an increase in stock-based compensation from none in the nine-month period ended April 30, 2005, to $6,107,585 for the comparable period in 2006, an increase in administrative costs from $1,343,380 in 2005 to $1,658,239 in 2006, an increase in management and consulting fees from $539,194 in 2005 to $592,358 in 2006, an increase in research and development expense from $136,644 in 2005 to $1,409,052 in 2006, and a decrease in license and permit fees from $413,547 in 2005 to $4,154 for the comparable period in 2006. We also incurred interest expense of $193,660 related to loans payable, as compared with $213,276 for the comparable period in 2005.


PLAN OF OPERATION

During the period since inception on April 12, 2000 to April 30, 2006, we have incurred operating losses aggregating $30,679,130. At April 30, 2006, we had liabilities of $5,256,133 and a stockholders' deficit of $32,049,146.

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

We are now converting vehicles in our own leased facility in Mooresville, North Carolina. We have purchased for $1.8 million a larger facility (40,000 sq feet) also in Mooresville and will move into it as soon as remodeling is completed. We have notified the landlord of the leased facility that we will moving out and expect to be moved by the end of summer. We are also working with Kokam (South Korea) in developing battery management systems (similar battery management systems are being developed concurrently in N.C.). On November 18, 2005, we announced a partnership with Kokam. A senior engineer from Kokam has traveled to our North Carolina facility twice and an engineer from our facility has also traveled to Korea. We are renting office space from Kokam and have hired three engineers to work in this rented office in Seoul, South Korea.

     We signed a joint venture and vehicle purchase agreement with Paratransit, Sacramento, California on March 29, 2006. On April 7, 2006, Hybrid received the first payment for the initial vehicles (three PT cruisers) which are being converted in Mooresville, NC and are scheduled to be delivered by early July 2006.


Commercial Initiatives

We have commercial initiatives in China with Geely Corporation. The proposed joint venture agreement with Geely has been drafted. The party to the agreement for Hybrid Technologies would be a Chinese company owned by a Hybrid Technologies Hong Kong subsidiary. The Chinese company is in the process of being formed. We have completed prototypes, the E-Cobra, the Jin Bike, the PT Cruiser, the Smart Car and the Crossfire. We have delivered a prototype to the U.S. Navy. We are constructing a lithium power solar house in Van Nuys, California. (This facility is part of the litigation we initiated against RV Systems and related parties--see "Item 3. Legal Proceedings".) We have signed a Space Act Agreement with NASA and have delivered vehicles (Pt Cruiser, Smart Car, all terrain) for the Kennedy Space Center to test and determine the utility of lithium powered vehicles.

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

         As of the period immediately preceding filing this report, our telecommunications subsidiary had over 3,500 subscribers, an increase from approximately 1,000 subscribers last quarter.


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


         We have raised equity capital through issuances of common stock and debt. During the nine months ended April 30, 2006, we received proceeds of $9,391,700 from the exercise of stock options and $1,300,000 from issuance of debt instruments.


     We anticipate that up to $2,000,000 of working capital will be required over the next 12 months for market introduction of these products through joint venture partners or otherwise. Hybrid Technologies, Inc. has these funds.


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

On February 10, 2006, our majority-owned subsidiary, Zingo, Inc., received a similar request from the SEC for voluntary production of documents and information, including specifically information relating to as to press releases issued by it from September 2005 to January 2006. On April 24, 2006, Zingo received a subpoena from the SEC issued in an investigation with respect to the matters covered by this inquiry and a broad range of other matters. Zingo, Inc. is cooperating with the SEC in response to these requests for information and has furnished the requested information and documents.


Litigation against Lithium House, RV Systems, Chaz Haba and Related Parties

On July 2, 2005, we notified RV Systems that it was in material default under the License Agreement. On October 25, 2005, we filed suit against Lithium House, RV Systems, Chaz Haba and related parties, in the California Superior Court, Los Angeles County, seeking recovery of amounts paid under the RV Systems License Agreement for failure of performance by RV Systems, and for other damages. Our complaint is based breach of contract and breach of the obligation of good faith and fair dealing by the defendants, money had and received, fraud and negligent misrepresentation. We are seeking rescission of the License Agreement between Hybrid Technologies and RV Systems, Inc., recovery of amounts paid to RV Systems, Inc. under the License Agreement, approximately $3,100,000, exemplary damages under Section 3294 of the California Civil Code, as well as other consequential damages and injunctive relief, and a writ of attachment entitling Hybrid Technologies to immediate possession of certain prototype vehicles and inventory, including the solar house adjacent to Lithium House's offices. We are currently in settlement negotiation with RV Systems and the other defendants.

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

                               Hybrid Technologies, Inc.

                               /s/Holly Roseberry
                               --------------------------
                               Holly Roseberry
                               President and Director
                              (Chief Executive Officer and
                               Principal Financial Officer)
                               Dated: June 14, 2006