Form 10KSB
period 2006-07-31
Hybrid Technologies Inc.
filed 2006-11-08
CIK 1141263

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For the fiscal year ended July 31, 2006
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

Yes  [X]   No  [__]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $390,441.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $64,887,015 based on the closing price for our shares of common stock of $5.41 on November 6, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 25,895,130 shares of common stock as at November 6, 2006.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

                                     PART I



                    NOTE REGARDING FORWARD LOOKING STATEMENTS
        CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
             OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-KSB, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2006, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

         We changed our name from Whistler Investments, Inc. to Hybrid Technologies, Inc. on March 9, 2005 to reflect our corporate focus. Since our incorporation, we evaluated various business opportunities including a mineral property in British Columbia; the Azra Shopping Center in Las Vegas, which we acquired on April 10, 2002, and disposed of on January 1, 2003; a Vancouver based coffee franchise; oil and gas properties in California; and a medical software product company. We did not pursue several of these opportunities, and none of these business opportunities produced meaningful revenue.

         Following the sale of the Azra shopping center and our determination not to pursue acquisition of a medical software company, we began to focus our efforts on the development and marketing of electric powered vehicles and products.

License Agreements with RV Systems.

         To take the steps necessary to begin implementing our new business strategy, on June 27, 2003, we entered into a licensing agreement with NuAge Electric, Inc. ("NuAge"), which on October 21, 2003, was terminated. On that date, we signed a licensing and distribution agreement with RV Systems, Inc. ("RV Systems") to acquire the worldwide rights (with the exception of India for the two-and three-wheeled vehicle technology) to sell, distribute and/or manufacture specified products utilizing the portable power systems developed by RV System's affiliate, Lithium House, Inc. ("Lithium House"). We also entered into an agreement to retain the services of Mr. Chaz Haba, the founder of

Lithium House, to provide technical advice to Hybrid Technologies' Board of Directors. Under the License Agreement, we paid license fees so to acquired the rights to utilize the lithium ion and lithium polymer battery packs, proprietary controllers and propulsion systems developed by Lithium House. On July 2, 2005, we notified RV Systems that it was in material default under the License Agreement. On October 25, 2005, we filed suit against Lithium House, RV Systems, Chaz Haba and related parties, in the California Superior Court, Los Angeles County, seeking recovery of amounts paid under the RV Systems License Agreement for failure of performance by RV Systems, and for other damages. On June 23, 2006 Hybrid, Lithium House, RV Systems and all related parties signed settlement documents. Hybrid has recovered its prototype vehicles and incurred no further expense related to this litigation or the licensing agreement.

Recent Developments

         Acquisition and Subsequent Disposition of Telecommunications Subsidiary. On November 24, 2004 we formed WhistlerTel, Inc. under the laws of the State of Nevada, and on December 3, 2004 we purchased (through this subsidiary) the assets of Tradewinds Telecom LLC, Fort Lauderdale, Florida. Tradewinds Telecom was operated as WhistlerTel Inc through this wholly-owned subsidiary. The strategic initial objective of our telecommunications operations is to develop a superior multilevel platform that provides highly reliable and advanced VoIP telecommunications services. On August 18, 2005, we entered into the Agreement and Plan of Reorganization (the "Agreement"), with Javakingcoffee, Inc., a Nevada corporation, changing the name to Zingo, Inc. and on August 19, 2005, selling all of the outstanding shares of Whistlertel to Zingo, and received in exchange 80,000,000 shares of Zingo's common stock, or 69.56% of Zingo's outstanding common stock. Effective August 30, 2005, Holly A. Roseberry and Mehboob Charania, who are two of our directors, were appointed to constitute the new Board of Directors of Zingo. On August 30, 2005, Zingo's Board of Directors appointed Holly Roseberry as President and Chief Executive Officer, and Mehboob Charania as Treasurer and Secretary, of the Company.

Liquidity and Capital Resources

      As of July 31, 2006, we had cash on hand of $519,181. At that same date our liabilities totaled $1,678,281. During the period since inception on April 12, 2000 to July 31, 2006, we had incurred operating losses totaling $34,305,268. On July 31, 2006, we had a working capital surplus of $233,581 and a stockholders' deficit of $34,792,011.

         We had 25,895,130 shares of common stock issued and outstanding as of September 29, 2006. Our common stock is traded on the OTC Bulletin Board. The Board of directors of Hybrid has approved and issued the following stock dividends: February 28, 2005 10%; June 17, 2005 5%; September 2, 2005 5%;
November 30, 2005 5%; February 28, 2006 10%; March 31, 2006 5%; May 31, 2006 5%.
We are scheduled to issue the next stock dividend on record date November 30, 2006 10%. The Board also approved a ten for one stock split effective March 9, 2005.

Risk Factors
------------

         You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

General

WE ARE A DEVELOPMENT STAGE BUSINESS

         We have had no appreciable revenues from joint ventures or sales of our products, nor have we signed any definitive joint venture agreements to commercialize any of our products. As of July 31, 2006, our liabilities totaled $1,678,281. During the period since our inception on April 12, 2000 to July 31, 2006, we have incurred operating losses totaling $34,305,268. On July 31, 2006, we had a stockholders' deficit of $34,792,011. We expect that we will continue to incur operating losses in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.


IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL

         Our current operating funds are less than necessary for commercialization of our products, and therefore we will need to obtain additional financing to complete our business plan. We do not currently have arrangements for financing and we may not find such financing if required. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.


WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

         Our independent auditors have added an explanatory paragraph to their audit opinions, issued in connection with our financial statements, which states our ability to continue as a going concern is uncertain.

Electric Vehicles

WE ARE SUBJECT TO ALL OF THE RISKS OF A NEW BUSINESS

         Because we have only recently commenced business operations, we face a potentially higher risk of business failure. We have not earned any significant revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the commercialization of our products. These potential problems include, but are not limited to, unanticipated problems relating to product development, arranging and negotiating with joint venture partners, and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and investors should be aware that there is a substantial risk that we may not generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

         Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future

OUR MANAGEMENT HAS LIMITED EXPERIENCE IN PRODUCTS UTILIZING ELECTRIC BATTERY POWER AND WITH NEGOTIATING COMMERCIAL ARRANGEMENTS FOR SUCH PRODUCTS

         Our management has limited experience in negotiating licenses and joint ventures to commercialize the types of products we are developing. As a result of this inexperience, there is a high risk we may be unable to complete our business plan and negotiate profitable licenses or joint ventures for our lithium ion battery powered products. Because of the intense competition for our planned products, there is substantial risk that we will not successfully commercialize these products.

OUR PRODUCTS WILL BE HIGHLY REGULATED

         Our developmental products, are highly regulated. There are special safety standards in effect for vehicles with a top speed of up to 25 miles per hour. If we market vehicles that will compete with passenger cars, such vehicles would be subject to the full federal safety standards. Otherwise, regulatory review and compliance may consume significant time and resources and adversely affect the timing of our bringing products to market, as well as the profitability of such products once regulatory approvals are obtained.


OUR ELECTRIC POWERED VEHICLE BUSINESS IS SUBJECT TO SUBSTANTIAL RISKS

         The electric battery powered product market is competitive and risky. We are competing against numerous competitors with greater financial resources than us, and due to the difficulties of entry into these markets, we may be unsuccessful and not be able to complete our business plan.

WE INTEND TO RELY ON LITHIUM ION BATTERIES WHICH, IF NOT PROPERLY MANAGED, MAY POSE A FIRE HAZARD.

         Another manufacturer of electric motor vehicles has received five reports of the batteries overheating, three of which caught fire, though no injuries have been reported. We will have to develop battery management systems that eliminate the risk of fire from use of lithium ion batteries as a power source. If we are not able to develop such systems our business will not develop as planned. If our battery management systems fail, we could be liable to those who are harmed as a result of such failure.

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

OUR BUSINESS COULD BE HARMED BY SECURITY BREACHES.

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

General
--------

         We are a development stage technology company. We are developing and plan to market electric powered vehicles and products. Through a majority-owned subsidiary, we provide highly reliable and advanced telecommunications services via VoIP system that utilizes the Internet.

         Our   telecommunications   operations   are  held  in  Zingo  Inc.,   a
publicly-traded company, in which we hold an approximate 69% equity interest.

Our Electric Battery Pack and Vehicle Technology
------------------------------------------------

         After the termination of all licensing relationships with RV Systems and Lithium House, we began developing portable battery power pack technology and effecting vehicle conversions from conventional power systems to electric power systems in our own facility which we have purchased in Mooresville, North Carolina. We plan, once development is completed, to market our own brand of portable battery power pack systems. We also plan to complete conversions of four-, three- and two-wheel vehicles, and to further develop the resulting prototypes for limited commercial production, beginning in 2006-2007.

         In our Mooresville, North Carolina, facility we are in the process of Converting and nearing final testing on Chrysler PT Cruisers, Mini Coopers, a Chrysler Crossfire and Mercedes' Smart cars. We replace gasoline power systems with all electric power systems, some including installed solar cells, and battery management systems. We are also converting some large and small ATV's, electric bicycles and electric scooters. We have 85 electric scooters in inventory that are partially converted. We have begun conversions on three-wheeled vehicles, such as small ATV's and vehicles for handicapped persons.

          Our Mooresville facility consists of about 40,000 square feet of space. Some equipment at the facility includes a metal working lathe, metal welders, work tables, grinders, a metal cutting machine, several car lifts, power supplies and chargers. We are also setting up a battery lab.

The Battery Packs We Would Use

         The electric vehicles' battery pack performs the same function as the gas tank in a conventional vehicle: it stores the energy needed to operate the vehicle.

      We are working with Kokam (South Korea), other battery suppliers and several independent engineers to develop the best battery management systems. Our system interconnects small battery cells with each other optimizing battery cell balancing in terms of voltage output. In addition, our CAM bus system allows monitoring of multiple interconnected batteries without separate wiring for each battery cell. Our battery packs can be produced in a wide variety of sizes, capacities and voltages as required by the particular product application.

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

         We believe that an important characteristic of our technology is the lithium battery power source we intend to use is more efficient and powerful than other battery power sources. Vehicles utilizing this technology have the ability to travel far greater distances, can recharge in less time and also benefit from weight reduction, as compared with vehicles using other battery powered systems. One of the major historic hurdles facing electric vehicle manufacturers is that most power sources would not allow the vehicle to travel over 100 miles before needing to be recharged. We believe that we can produce electric powered vehicles with a travel range greater than 200 miles.

         A significant difference between electric vehicles and gasoline-powered vehicles is the number of moving parts. The electric vehicle motor has one moving part, the shaft, which is very reliable and requires little or no maintenance, reducing repair costs. Whereas the gasoline-powered vehicle's motor has numerous moving parts, requiring a wide range of maintenance. The controller and charger are electronic devices with no moving parts, and they require little or no maintenance. Electric vehicle batteries are sealed and maintenance free, However, the life of these batteries is limited, and batteries will require periodic replacement. New batteries are being developed that will not only extend the range of electric vehicles, but will also extend the life of the battery pack which may eliminate the need to replace the battery pack during the life of the vehicle.

Products Under Development
--------------------------

        We have products under development in the following categories.

        We have purchased and begun conversion of a golf cart, a type of neighborhood electric vehicle (NEV). A NEV is a 4-wheeled vehicle, larger than a go cart but smaller than most light-duty passenger vehicles. NEV's are usually configured to carry two or four passengers with a pickup bed. NEV's are defined by the United States National Highway Traffic Safety Administration as subject to Federal Motor Vehicle Safety Standard (FMVSS} No. 500. Per FMVSS 500, NEV's have top speeds between 20 and 25 miles per hour and are defined as "Low Speed Vehicles". FMVSS 500 requires that NEV's be equipped with headlamps, stop lamps, turn signal lamps, tail lamps, reflex reflectors, parking brakes, rear view mirrors, windshields, seat belts, and vehicle identification numbers. About 35 states have passed legislation or regulations allowing NEV's to be licensed and driven on roads that are generally posted at 35 miles per hour or less. While NEV's were initially used in gated communities, they have been increasingly used by the general public for school transportation, shopping and general neighborhood trips. In addition, they are used at military bases, national parks, commercial airports and for local government activities.

R Car

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

ATV's and Lawn and Garden Equipment

       We are currently converting ATV's, including four small two-passenger ATV's and a four-wheel drive, two-passenger ATV with a truck bed. We also developed what we view as a next generation ATV with four-wheel independent suspension produced by a major ATV manufacturer. This is planned to be the first "stealth" (or totally quiet) ATV. This ATV was displayed at the Globe 2004 exposition in Vancouver, B.C., Canada. We are not actively in development of lawn and garden equipment at this time. We plan to approach major manufacturers of these products with regard to joint product development.

Current Joint Venture Activities or Negotiations in Progress
------------------------------------------------------------

U.S. Navy

         On February 5, 2004 we announced the initiation of a lithium-ion conversion project with the United States Navy. We have funded the initial 3kw prototype for this project, and the prototype has been completed and delivered to the Navy.


New York City Taxi Commission

The NYC Taxi Commission has agreed to test a PT Cruiser which has been converted, painted yellow and is in the final testing stage.

Paratransit

         Paratransit, Sacramento, California, a company providing community transportation services, have ordered two PT Cruisers. One has been converted and is being tested. It is expected to be delivered in the fall of 2006. Paratransit has paid 50% of the agreed price for the two vehicles.

NASA

         We have signed a Space Act agreement with NASA and several vehicles are being tested by NASA at the Kennedy Space Center in Florida.

China

         We are converting two wheel bicycles using Geely Corporation frames and will discuss manufacturing these bicycles with Geely Corporation.


Solar House

         Our Lithium Solar House project located in Van Nuys, California provides a test bed for an alternative source of power to the home -- not connected to the power grid.

         We are also constructing a "green" home in Calgary Alberta.


California Highway Patrol

         Hybrid Technologies funded a lithium-powered bike to honor officers killed in the line of duty. This bike, produced by Big Bear Choppers, was displayed throughout California during the first week of May 2005 at media events honoring slain troopers, and will be kept in the CHP museum.


Our Telecommunications Operations
---------------------------------

         Through our subsidiary, Zingo, Inc., of which we own approximately 69% of the outstanding common stock, we offer telecommunications services to business and residential customers utilizing VoIP technology. The strategic initial objective of our telecommunications operations is to develop a superior multilevel platform that provides highly reliable and advanced telecommunications services. We plan to focus our efforts in many parts of the globe where the area is equipped with broadband access for Internet services. The VoIP system is developed to work via the Internet thus allowing those destinations to have access to a highly advanced telephone system. The immediate focus is Canada, Central, Latin America, Europe and developed countries in Asia.

         We have approximately 5,000 customers. We are marketing our operations both on the Internet and by print advertising, reaching out to international markets. Our success will depend on our ability to anticipate and respond to various factors affecting the industry, including new technologies, changes in customer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies of competitors.

Our VoIP Technology

         VoIP uses a standard Internet connection to place phone calls, bypassing the telephone company network entirely. Major carriers like AT&T are already setting up VoIP calling plans in several markets around the United States, and the FCC is looking seriously at the potential ramifications of VoIP service.

         In contrast to circuit switching that has been used by telephone networks for more than 100 years, data networks simply send and retrieve data as needed. And, instead of routing the data over a dedicated line, the data packets flow through a network along thousands of possible paths. This is called packet switching, where the sending computer chops data into small packets, with an address on each one telling the network devices where to send them, then sending the packet to a nearby router, which forwards the packet to another router that is closer to the recipient computer, and so on. When the receiving computer finally gets the packets (which may have all taken completely different paths to get there), it uses instructions contained within the packets to reassemble the data into its original state. Packet switching allows several telephone calls to occupy the amount of space occupied by only one in a circuit-switched network.

         Reliability or compatibility issues with VoIP include: dependency on wall electric power; home systems that may be integrated into the phone line such as Digital video recorders, digital subscription TV services and home security systems using a standard phone line to operate do not operate or integrate with VoIP. For emergency 911 calls there is no way to associate a geographic location with an IP address unless it has been registered. Because VoIP uses an Internet connection, it is susceptible to all the problems normally associated with home broadband services. These factors will affect call quality: latency, jitter, packet loss. Phone conversations can become distorted, garbled or lost because of transmission errors. VoIP is susceptible to worms, viruses and hacking. Some experts predict that within a short period of time that "spam over Internet technology" will be used to produce a large numbers of bogus calls and messages, and that phone connections could be used to steal identities, alter messages or crash computers. All phone calls are subject to the limitations of normal computer issues.

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

         We offer monthly rate plans structured like cell phone plans for $14.95 per month for home use. On the business end, we offer unlimited plans for $49.95. Our VoIP plans include:

Caller ID
Call waiting
Call transfer
Repeat dial
Return call
Three-way calling

         There are also advanced call-filtering options available. These features use caller ID information to allow the user make a choice about how calls from a particular number are handled. The user can: forward the call to a particular number; send the call directly to voicemail; or give the caller a busy signal.

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

         In June 2006, the FCC ruled that internet phone service companies must begin paying a percentage of their revenue to a federal program to subsidize telephone service for rural and low-income customers.

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

      Daimler Chrysler AG's Global Electric Motorcars LLC sells GEM electric vehicles with varying passenger capacities.

         Miles Automotive Group Ltd., Malibu, California, has commenced sales of its two-passenger model manufactured in China with a top speed of 25 miles per hour, and a range of up to 40 miles between charges.

Tesla Motors has begun taking orders on a battery-powered electric sports car, with a projected top speed of 135 miles per hour.

         Wrightspeed Inc., San Dimas, California, is developing an electric sports car with a target top speed of 135 miles per hour and a targeted range between charges of 250 miles.

         Dynasty Electric Cars, Delta, BC, Canada, offers an electric-powered sedan in various configurations, with a maximum speed of 24 miles per hour and a range of approximately 30 miles.

         The Reva Electric Car Company, based in Bangalore, India, was incorporated in 1995 as a joint venture between the Bangalore based Maini Group and AEVT Inc of Irvindale, California, to manufacture electric vehicles for city mobility. This company produces a two-door sedan seating two adults in the front and two children at the back. Today the company has more than 1000 cars on Indian roads and about 600 cars in global markets. This company has the EEC (European Economic Community) Certification and is currently being exported to UK and Malta and are being test marketed in other countries.

         ZAP World, headquartered in Santa Rosa, California, is a principal competitor in fuel cells, production electric cars that can go over 25 miles per hour, electric bicycles, three-wheeled electric scooters, seascooters, off-road vehicles and other electric products. ZAP's Xebra, a three-four door car, can travel up to 40 miles per hour with a range of 40 miles between charges.

         Powabyke, headquartered in Bath, United Kingdom, offers a wide range of electric bikes and scooters and is moving to offer lithium power, in the UK and worldwide.

            EV Global, North Hills, California, is also a competitor in the electric bicycle arena.

         Our telecommunications services also face substantial competition from other companies which provide VoIP services, most of which have significantly greater financial resources than we do. VoIP services are available from a wide range of companies including cable companies, long-distance companies, national VoIP providers and regional service providers.

Employees
---------

         As of the date of this report, we have several employees, our President and CEO, Holly Roseberry, and her assistants at the corporate office, as well as the conversion crew in Mooresville. We have agreements with several consultants also, both on the engineering side and in Marketing/Media.

Research and Development Expenditures
-------------------------------------

We incurred research and development expenditures of $1,983,947 in our fiscal year ended July 31, 2006, of $374,843 in the six months ended July 31, 2005, and of approximately $741,876 in our fiscal year ended July 31, 2005.

Patents and Trademarks
----------------------

         The Company does not own, either legally or beneficially, any patents or trademarks.

ITEM 2.     DESCRIPTION OF PROPERTY.

Our mailing address is 5001 East Bonanza Road, Suite 138-145, Las Vegas, Nevada, 89110, for which we pay $10 per month, on a month to month basis. We also own property at 7126 Sophia Ave, Van Nuys CA.

We are building a home in Calgary Alberta, Canada that will showcase green technology.

We purchased, in May, 2006, a 40,000 square foot facility at 158 Rolling Hill in Mooresville, North Carolina.

ITEM 3.     LEGAL PROCEEDINGS.

     Other than as described below, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated. At this time we have no bankruptcy, receivership or similar proceedings pending.

Securities and Exchange Commission Inquiry

         On July 30, 2004, we received a request for voluntary production of documents and information pursuant to a Securities and Exchange Commission informal inquiry. The documents requested include those related to our stock issuances, major corporate transactions, including the Azra shopping center, the Queens mineral property and the licensing agreements with RV Systems, agreements with consultants and related parties, as well as those relating to potential joint venture partners and customers. We fully cooperated with the Commission in response to its request for information.

         On February 10, 2006, we received another request for voluntary production of documents and information pursuant to a Securities and Exchange Commission ("SEC") informal inquiry, and on April 24, 2006, we received a subpoena from the SEC issued in an investigation initiated by the SEC with respect to the matters covered by the inquiry and a broad range of other matters. Our President voluntarily testified and all requested documents were submitted.

Litigation against Lithium House, RV Systems, Chaz Haba and Related Parties

         On July 2, 2005, we notified RV Systems that it was in material default under the License Agreement. Filing suit October 25, 2005 against RV Systems, and related parties, in the California Superior Court, we sought rescission of the License Agreement, recovery of amounts paid to RV Systems, Inc., immediate possession of certain prototype vehicles and inventory, including the solar house. In settlement of the lawsuit and to mutually release the parties involved, on June 23, 2006, the parties agreed to settle all matters and to terminate the licensing agreement. We have recovered our prototype vehicles and are incurring no additional expense by reason of this litigation or the license agreement.

Depository Trust Company Suit

         On November 23, 2004, the Company filed a Complaint in the Eighth Judicial District Court, County of Clark, State of Nevada, sitting in Las Vegas, Nevada, styled "Whistler Investments, Inc., et al. v. The Depository Trust and Clearing Corporation, et al.", Case No. A495703. The defendants include The Depository Trust Company and the National Securities Clearing Corporation. The action alleges 22 state law claims, including intentional and negligent misrepresentation, fraud, racketeering, negligence, conversion, interference with contractual relations and prospective economic advantages and conspiracy. A motion to dismiss has been filed by defendants. Our case is on appeal at the Ninth Circuit. Our Opening Brief has been filed and we are awaiting the Answering Brief from the DTC.

Stones Choppers
On October 12, 2005, the Company filed a Complaint in the Los Angeles County Superior Court against Tony Stone, individually and doing business as Stone's Choppers. The action seeks rescission of an agreement between The Company and defendants for the design/build of a prototype motorcycle. The Company seeks the return of its $25,000 deposit payment and punitive damages for fraud. Defendants have filed a cross-complaint against us for breach of contract and breach of the covenant of good faith and fair dealing seeking general damages "in excess of $10,000" as well as unknown special and punitive damages. We have denied all claims by Stone and have asked the Court to dismiss such claims. Trial is scheduled for February 26, 2006.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held an Annual Meeting of Stockholders on May 29, 2006, in Calgary, Alberta, Canada.

(b) The following persons were elected directors of the Company at the Annual Meeting, to serve and hold office until the next annual meeting of stockholders and until their successors are elected and qualify: Holly A. Roseberry, Mehboob Charania, Brian Newman, Gregory Navone, and Shaffiq Kotadia.

(c) At the Annual Meeting, a total of 22,156,767 shares were present in person or by proxy out of 24,650,563 shares outstanding. The following is the result of stockholder voting on the proposals before the meeting:

Proposal          Votes in Favor    Votes Against   Abstentions/ Broker Nonvotes

Election of
Holly Roseberry
as a Director       21,488,233          1,426                  18,850

Election of
Mehboob Charania
as a Director       21,488,233          7,233                  18,850

Election of
Brian Newman
as a Director       21,488,233          4,262                  18,850

Election of
Gregory Navone
as a Director       21,488,233          4,481                  18,850

Election of
Shaffiq Kotadia
as a Director       21,488,233          5,513                  18,850

Increase of authorized
Common Stock to
50,000,000 shares   21,398,557         76,043                 149,333

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our shares of common stock trade and have traded on the NASD OTC Bulletin Board since March 4, 2002. The OTC Bulletin Board is a network of security dealers who buy and sell stock. A computer network that provides information on current "bids" and "asks", as well as volume information, connects the dealers. The following table sets forth for our last two fiscal years by quarter the high and low closing prices of our common shares traded on the OTC Bulletin Board:

Period                                        High               Low
------                                        ----               ---

August 1, 2004 to October 31, 2004             $9.85             $5.15
November 1, 2004 to November 18, 2004          $11.55            $9.21
November 19, 2004 to January 31, 2004(1)       $13.45            $8.18
February 1, 2005 to February 28, 2005          $9.55             $8.64
March 1, 2005 to March 8, 2005(2)              $9.00             $6.50
March 9, 2005 to April 30, 2005(3)             $7.66             $3.85
May 1, 2005 to June 14, 2005                   $7.81             $5.24
June 15, 2005 to July 31, 2005(4)              $8.50             $7.10
August 1, 2005 to August 30, 2005              $9.00             $7.50
August 31, 2005 to October 31, 2005(5)         $8.70             $4.00
November 1, 2005 to November 29, 2005          $8.94             $4.85
November 30, 2005 to January 31, 2006(6)       $7.60             $4.75
February 1, 2006 to February 27, 2006          $14.35            $7.62
February 28, 2006 to March 31, 2006(7)         $14.05            $7.96
March 31, 2006 to April 30, 2006(8)            $11.40            $8.60
May 1, 2006 to May 30, 2006                    $11.20            $8.60
May 31, 2006 to July 31, 2006(9)               $9.43             $4.60

-------------
(1)  Following  three-for-one  forward  split  effective  November  19, 2004
(2) Following  the one-for-ten  stock  dividend  effective  February  28,  2005
(3) Following the  one-for-ten  reverse split  effective March 9, 2005
(4) Following the  one-for-twenty  stock  dividend  effective  June 15, 2005
(5) Following the one-for-twenty  stock  dividend  effective  August 31,  2005
(6)  Following  the one-for-twenty  stock  dividend  effective November 30, 2005
(7)  Following the one-for-ten  stock  dividend  effective  February  28,  2006
(8)  Following  the one-for-twenty  stock  dividend  effective  March  31,  2006
(9)  Following  the one-for-twenty stock dividend effective May 31, 2006



The above quotations are taken from information provided by Canada Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Common Stock

As of July 31, 2006, we had 90 holders of record of our common stock.

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

Recent Sales of Unregistered Securities


Date        Title and Amount            Purchasers       Principal     Total Offering Price/
                                                         Underwriter   Underwriting Discounts
--------    ----------------------      ----------       ----------    -----------------------

8/12/03    1,125,000 shares of Common    International       NA                  NA
           Stock issued in escrow in     Business
           connection with proposed      Consultants GMBH
           financing transaction
           (shares were subsequently
           returned to the Company's
           treasury)
--------   ----------------------------   ----------       ----------    -----------------------

12/09/03   1,250 shares of Common Stock*  Consultant         NA          $1.12 per share/NA
                                          (Christopher
                                           Gilcher)
--------   ----------------------------   ----------       ----------    -----------------------

12/09/03   1,250 shares of Common Stock*  Consultant         NA           $1.12 per share/NA
                                          (Seth Farber)
--------   -----------------------------   ----------       ----------    ----------------------

1/14/04    2,500 shares of Common Stock** Consultant         NA           $2.17 per share/NA
                                          (Pilot Capital)
--------   -----------------------------  ----------       ----------    -----------------------


3/16/04   141,177 shares of Common Stock  Private            NA          $____ per share/NA
                                          Investor***
--------  ------------------------------  ----------       ----------    -----------------------

2/10/05  9,000,000 shares of Common Stock Sterling           NA           $2.17 per share/NA
          issued to a Trustee to secure   Capital, Inc.
          the Company's obligations to
          Sterling Capital, Inc. under
          Loan Agreement dated February
          20, 2004
-------- ------------------------------   ----------       ----------    -----------------------

7/12/04   4,000 shares of Common Stock      Private Investor***   NA           $5.00 per share/NA
------- -------------------------------- ---------------------  ------------    ------------------

*The shares issued on December 12, 2003 and January 14, 2004 were issued to individual consultants for consulting services related to research on the Company's potential business in the lithium power area and potential alliance partners. The exchange value of their services for the shares issued for such services was determined by reference to the market price of Hybrid Technologies common stock. The transactions are viewed as exempt from registration under the Securities Act of 1933, as amended, under section 4(2) thereof, as a transaction not involving any public offering.

**The exchange value of the shares issued to Pilot Capital for business development consulting services was determined by negotiations between Pilot Capital and Hybrid Technologies. This transaction is viewed as exempt from registration under the Securities Act of 1933, as amended, under section 4(2) thereof, as a transaction not involving any public offering.

***Exempt under Rule 506 under the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

         The following table sets forth as of July 31, 2006 information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights.

------------         ------------------------- ---------------------------- ------------------------
                            (a)                          (b)                          (c)
Plan category       Number of securities to be   Weighted-average exercise    Number of securities
                    issued upon exercise of      price of outstanding         remaining available for
                    outstanding options,         options, warrants and        future issuance under
                    warrants and rights          rights                       equity compensation
                                                                              plans
                                                                              (excluding
                                                                              securities
                                                                              reflected in
                                                                              column (a))
------------------    ------------------------- ---------------------------- ------------------------
Equity compensation
Plans approved by
security holders
------------------    -------------------------- ---------------------------- -----------------------
Equity compensation
plans not approved                  14,500                   $6.40                   5,000,000
by security holders
------------------    -------------------------- ----------------------------- ----------------------
Total                               14,500                                           5,000,000
------------------    -------------------------- ----------------------------- ----------------------

2003, 2005 and 2006 Restricted Stock Plans

On July 17, 2003, the Board of Directors of the Company adopted the 2003 Restricted Stock Plan (the "Plan"), pursuant to which 1,800,000 shares of common stock (split- adjusted) were reserved for issuance to eligible participants under the Plan. All shares have been issued under this plan, the provisions of which were similar to those of the 2005 Restricted Stock Plan described below.

On April 21, 2005, the Board of Directors of the Company adopted the 2005 Restricted Stock Plan (the "Plan"), pursuant to which 2,000,000 shares of common stock were reserved for issuance to eligible participants under the Plan. Such eligible participants include any person who is an employee of or consultant or advisor to Hybrid Technologies and who provides bona fide services for Hybrid Technologies, where the services are not in connection with the offer or sale of securities in a capital raising transaction and where the services do not directly or indirectly promote or maintain a market for Hybrid Technologies' common stock. In no case may an award be made under the Plan where the common stock granted in the award is not eligible for registration pursuant to Form S-8 (or any successor form promulgated for the same general purposes by the Securities and Exchange Commission) under the Securities Act of 1933, as amended. All shares have been issued under this plan, with the exception of 14,500 shares subject to outstanding options.

The 2006 Restricted Stock Plan has been adopted by the board with 5,000,000 shares reserved. No options have been granted to date. The Plan is administered by the Board of Directors of the Company. Subject to the express limitations of the Plan, the Board has authority in its discretion to determine the eligible persons to whom, and the time or times at which, restricted stock awards may be granted, the number of shares subject to each award, the time or times at which an award will become vested, the performance criteria, business or performance goals or other conditions of an award, and all other terms of the award. The Board also has discretionary authority to interpret the Plan, to make all factual determinations under the Plan, and to make all other determinations necessary or advisable for Plan administration. The Board may prescribe, amend, and rescind rules and regulations relating to the Plan. All interpretations, determinations, and actions by the Board are final, conclusive, and binding upon all parties.

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

Results Of Operations for the Year Ended July 31, 2006

We incurred a net loss of $13,126,909 the year ended July 31, 2006, and of approximately $4,814,477 for the year ended July 31, 2005, including $7,577,275 in stock based compensation in the year ended July 31, 2006, relating to our grant of stock options to consultants during the year, and in the year ended July 31, 2006, general and administrative costs of $11,440,129, and interest expense of $102,082.

Our net loss for the year ended July 31, 2006 increased substantially from the comparative period in fiscal 2005 (from approximately $4,814,477 in 2005 to $13,126,909 in 2006). This was primarily due to the previously mentioned stock based compensation in 2006 recorded at $7,577,275; general and administrative costs of $11,440,129 in fiscal 2006 (including the previously mentioned stock based compensation), as compared with approximately $3,654,648 in 2005. We also had reduced interest expense in the twelve months ended July 31, 2006 of $102,082, as compared with approximately $468,900 in the comparable period in 2005.

PLAN OF OPERATION

During the period since inception on April 12, 2000 to July 31, 2006, we have incurred operating losses aggregating $34,305,268. At July 31, 2006, we had a working capital surplus of $233,581 and a stockholders' deficit of $34,792,011.

The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of July 31, 2006, we had cash on hand of $519,181. Our liabilities at the same date totaled $1,678,281. We do not have sufficient cash on hand to complete commercialization of our planned products.

Electric Vehicles

We have terminated the License Agreement with RV Systems.

We are converting vehicles in our own facility in Mooresville, North Carolina. We have a team of highly qualified Engineers who oversee groups of electrical and mechanical staff. With the purchase of our new facility and the renovations to the building we are able to work on many projects and vehicles concurrently. The 40,000 square foot facility has room for both conversions and storage with the potential for future growth.

Commercial Initiatives

On February 5, 2004 we announced the initiation of a lithium-ion conversion project with the United States Navy. We have funded the initial 3kw prototype for this project, and the prototype has been completed and delivered to the Navy. The New York City Taxi Commission has agreed to test a PT Cruiser which has been converted, painted yellow and is in the final testing stage. Paratransit, a company providing community transportation services located in Sacramento, California, has agreed to purchase two of our lithium PT Cruiser vehicles. We have signed a Space Act agreement with NASA and several vehicles are being tested by NASA at the Kennedy Space Center in Florida. Our Lithium Solar House project located in Van Nuys, California provides a test bed for an alternative source of power to the home -- not connected to the power grid. For a discussion of our commercial initiatives, please refer to "Current Joint Venture Negotiations in Progress" above under "Item 1. Description of Business".

Telecommunications Services

We offer telecommunications services to business and residential customers utilizing VoIP technology. The strategic initial objective of our telecommunications operations is to develop a superior multilevel platform that provides highly reliable and advanced telecommunications services. Our telecommunications operations are conducted through our subsidiary, Zingo, Inc., of which we own approximately 69% of the outstanding common stock. We plan to focus our efforts in many parts of the globe where the area is equipped broadband access for Internet services. The VoIP system is developed to work via the Internet thus allowing those destinations to have access to a highly advanced telephone system. The immediate focus is Canada, Central and Latin America, Europe and developed countries in Asia.


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

On February 24, 2004, we announced receipt of $1 million dollars of a $3 million dollar non-recourse loan to be collateralized by stock. On April 14, 2004, we drew down an additional $1,000,000 on this loan, and on April 22, 2004, we drew down the final $1,000,000 of the loan. The lender was Sterling Capital, Inc., and the loan was collateralized by 9,000,000 shares of restricted common stock (split adjusted), which shares, together with shares issuable by reason of stock splits and dividends, totaling 12,732,500 shares, were issued to Sterling Capital at the maturity of the loan, since the recourse of Sterling Capital in the event of nonpayment of the loan at maturity was solely to the shares held in escrow as collateral.

         We have raised equity capital through issuances of common stock and debt. During the twelve months ended July 31, 2006, we received proceeds of
$9,436,000 from the exercise of  stock options. We  also received   net advances
from related parties of $83,529.

         At July 31, 2006, we had $519,181 cash on hand. Our ability to raise additional capital is affected by trends and uncertainties beyond our control.

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

ITEM 7. FINANCIAL STATEMENTS.




             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Hybrid Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Hybrid Technologies, Inc. (a development stage company) as of July 31, 2006, July 31, 2005 and January 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended July 31, 2006, the period ended July 31, 2005 and the year ended January 31, 2005 and from April 12, 2000 (Inception) through July 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                  In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Hybrid Technologies, Inc. as of July 31, 2006, July 31, 2005 and January 31, 2005, and the results of consolidated operations and cash flows for the year ended July 31, 2006, the period ended July 31, 2005 and the year ended January 31, 2005 and from April 12, 2000 (Inception) through July 31, 2006 in conformity with U.S. generally accepted accounting principles.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $33,278,605 from April 12, 2000 (Inception) through July 31, 2006. This and other factors discussed in
Note 2 raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ Mason Russell West, LLC
Littleton, CO
October 27, 2006

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Balance Sheets


                                                                                     July 31,             July 31,
  ASSETS                                                                               2006                 2005
------------------------------------------------------------------------------------------------------------------------
Current assets:

Cash                                                                            $         519,181    $        166,215
          Accounts receivable                                                              22,620               9,392
          Inventories                                                                     282,969              21,892
          Other current assets                                                             61,799              10,295
                                                                                -------------------- -------------------
                   Total current assets                                                   886,569             207,794

Property and equipment, net                                                             2,091,617              44,151

Other assets                                                                            1,534,766              43,885
                                                                                -------------------- -------------------
                                                                                 $      4,512,952    $        295,830
                                                                                ==================== ===================


 LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------

Current liabilities:
          Note payable - related party                                                          -              80,000
          Current portion of long-term debt                                               224,442           3,000,000
          Accounts payable and accrued expenses                                           345,017           1,267,505
          Advances from related parties                                                    83,529                   -
                                                                                -------------------- -------------------
                          Total current liabilities                                       652,988           4,347,505


Long-term debt                                                                          1,025,293                   -

Commitments and contingencies                                                                   -                   -

Minority interest                                                                           2,377               2,377

Stockholders' equity (deficit)
          Preferred stock, $.001 par value, 5,000,000 shares authorized,

          no shares issued                                                                      -                   -
          Common stock, $.001 par value, 50,000,000 authorized
            7,683,515 issued and outstanding at July 31, 2005
            25,895,130 shares issued and outstanding at July 31,
          2006                                                                             25,895               7,684
          Additional paid in capital                                                   37,598,410          17,603,366
          Deficit accumulated during the development stage                            (34,792,011)        (21,665,102)
                                                                                -------------------- -------------------
                                                                                        2,832,294          (4,054,052)
                                                                                -------------------- -------------------

                                                                                 $      4,512,952    $        295,830
                                                                                ==================== ===================

See Notes to the Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Statements of Operations

                                                                                    unaudited                          Inception
                                                                Six months         Six months        Year ended        through
                                             Year ended           ended              ended          January 31,        July 31,
                                            July 31, 2006      July 31, 2005     July 31, 2004         2005             2006
---------------------------------------------------------------------------------------------------------------------------------
Sales                                      $     390,441      $           -      $            -     $             -   $   390,441
Cost of sales                                    842,825                  -                   -                   -       842,825
                                           --------------------------------------------------------------------------------------
    Gross Profit (loss)                         (452,384)                 -                   -                   -      (452,384)
                                           --------------------------------------------------------------------------------------

Costs and expenses:
      General and administrative              11,440,129          2,246,539           8,877,850          10,285,959    28,892,751
      Research and development                 1,983,947            374,843           1,770,642           2,137,675     4,960,133
                                           --------------------------------------------------------------------------------------
                                              13,424,076          2,621,382          10,648,492          12,423,634    33,852,884
                                           --------------------------------------------------------------------------------------

       (loss from operations)                (13,876,460)        (2,621,382)        (10,648,492)        (12,423,634)  (34,305,268)

Other income (expense)
       Interest expense                         (102,082)          (325,159)            (60,084)           (203,834)     (655,145)
       Interest income                            19,670                  -                   -                   -        19,670
      Other income                               831,963             27,699              18,059              24,493       888,933
                                           --------------------------------------------------------------------------------------

      Net (loss) before discontinued operations
      and minority interest                   (13,126,909)       (2,918,842)        (10,690,517)        (12,602,975)  (34,051,810)

      Loss from discontinued operations                 -                 -                   -                   -      (757,024)
                                           --------------------------------------------------------------------------------------
                                              (13,126,909)       (2,918,842)        (10,690,517)        (12,602,975)  (34,808,834)

      Minority interest in net loss                     -               103                   -              16,720        16,823
                                           --------------------------------------------------------------------------------------

Net loss                                   $  (13,126,909)    $  (2,918,739)     $  (10,690,517)    $   (12,586,255) $(34,792,011)
                                           =======================================================================================

 Net (loss) per share before
  discontinued operations                     $   (1.22)         $    (0.43)        $     (1.82)       $     (2.20)

(Loss) per share from
  discontinued operations                     $       -          $        -         $         -        $         -
                                           -------------------------------------------------------------------------
 Net (loss) per share,
  Basic and Fully diluted                     $   (1.22)         $    (0.43)        $     (1.82)       $     (2.20)
                                           =========================================================================

Weighted number of shares                     10,753,799          6,856,100            5,887,200          5,725,500




See Notes to Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Statement of Stockholder's Equity (Deficit)


                                                                               Deficit
                                                                             Accumulated
                                                               Additional    during the
                                             Common stock       Paid-in      Development  Subscription   Deferred
                                          Shares      Amount    Capital         Stage      receivable   compensation    Total
                                      ------------- ---------- ----------- -------------- ------------ ------------   ----------
 Balance February 1, 2004              6,125,183       6,125     5,947,425     (6,160,108)   (50,000)    (266,000)    (522,558)

Return of non-cash issuance           (1,012,500)     (1,013)        1,013              -        -              -            -
Stock redemption                        (900,000)       (900)          900              -        -              -            -
Employee stock based compensation              -           -     7,071,467              -        -              -     7,071,467
Exercise of options                    1,072,892       1,073       924,222              -        -              -       925,295
Collection of receivable                       -           -             -              -     50,000            -        50,000
Stock re-issuance                        900,000         900          (900)             -        -              -            -
Amortization of deferred stock
  compensation                                 -           -             -              -        -        266,000       266,000
Basis of assets acquired less
  than purchase price                          -           -       (54,656)             -        -              -       (54,656)
Stock dividend                           618,558         619          (619)             -        -              -             -
Net (loss) for the year                        -           -             -    (12,586,255)       -              -   (12,586,255)
                                      ------------- ---------- ----------- -------------- ------------ ------------   ----------

     Balance January 31, 2005          6,804,133       6,804    13,888,852    (18,746,363)       -              -    (4,850,707)
Stock issuances
  Exercise of options                      9,500          10        60,790              -        -              -        60,800
  Sale of stock for cash                   4,000           4        19,996              -        -              -        20,000
  Stock issued for related
    party advances                       500,000         500     3,384,094              -        -              -     3,384,594
  Stock dividend                         365,882         366          (366)             -        -              -             -
  Options issued for expenses                  -           -       250,000              -        -              -       250,000
Net (loss) for the year                        -           -             -     (2,918,739)       -              -    (2,918,739)
                                      ------------- ---------- ----------- -------------- ------------ ------------   ----------
     Balance July 31, 2005             7,683,515       7,684    17,603,366    (21,665,102)       -              -    (4,054,052)

Stock issuances (See Notes 9 & 10)
     Value of stock options issues             -           -     7,577,255              -        -              -     7,577,255
     Exercise of options               1,470,500       1,471     9,434,530              -        -              -     9,436,000
     Stock issued for debt            12,732,500      12,733     2,987,268              -        -              -     3,000,000
     Stock dividends                   4,008,615       4,008        (4,008)             -        -              -             -
Net (loss) for the year                        -           -             -    (13,126,909)       -              -   (13,126,909)
                                      ------------- ---------- ----------- -------------- ------------ ------------   ----------
     Balance July 31, 2006            25,895,130     $25,895   $37,598,410  $ (34,792,011)  $    -      $       -    $2,832,294
                                      ============= ========== =========== ============== ============ ============ ============

See Notes to Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Statements of Cash Flows


                                                                                   unaudited                        Inception
                                                                   Six months      Six months       Year ended       through
                                                  Year ended         ended          ended          January 31,       July 31,
                                                 July 31, 2006    July 31, 2005  July 31, 2004         2005            2006
---------------------------------------------------------------------------------------------------------------------------------
Cash (used in) Operating Activities:
Net (loss) for the period                      $  (13,126,909)  $  (2,918,739) $  (10,690,517)  $  (12,586,255)  $  (34,792,011)
Adjustments to reconcile net (loss) to cash
  Depreciation & Amortization                          58,665         160,889          62,044          359,718          586,083
  Minority interest in loss                                 -            (103)              -          (16,720)         (16,823)
  Stock-based compensation                          7,577,255               -       7,071,467        7,071,467       19,042,042
 (Increase) decrease in accounts
    receivable                                        (13,228)         (3,696)              -           (5,696)         (22,620)
 (Increase) decrease in inventories                  (261,077)         (2,989)              -          (18,903)        (282,969)
 (Increase) decrease in prepaid expenses
    and other assets                                  (51,504)            842         (14,000)         (11,137)         (61,799)
 (Increase) decrease in other assets                  (50,000)              -               -                -          (50,000)
  Increase (decrease) in accounts payable
    and accrued expenses                             (922,488)      1,014,324          54,386          370,164          345,017
  Write off of mineral property                                             -               -                -            5,150
  Loss from discontinued operations                         -               -               -                -          757,024
                                               -----------------------------------------------------------------------------------
    Cash (used in) operating activities            (6,789,286)     (1,749,472)     (3,516,620)      (4,837,362)     (14,490,906)


Cash (used in) Investing Activities:
  Increase in other assets                         (1,440,881)              -               -         (160,420)      (1,484,766)
  Increase in restricted cash                               -         (40,215)                               -          (40,215)
  Purchase of mineral property                              -               -               -                -           (5,150)
  Purchase of property and equipment                 (806,131)        (28,624)              -          (11,479)        (872,880)
                                               -----------------------------------------------------------------------------------
     Cash (used in) investing activities           (2,247,012)        (68,839)              -         (171,899)      (2,403,011)

Cash provided by Financing Activities:
  Sale of minority interest in subsidiaries                 -               -               -           19,200           19,200
  Proceeds from the exercise of stock options       9,436,000          60,800         876,098          925,295       11,011,595
  Collection of stock receivable                            -               -          50,000           50,000           50,000
  Proceeds from the issuance of debt                        -               -       2,920,000        2,920,000        2,920,000
 Advances from related parties                      2,195,715       1,800,008          31,384        1,029,056        5,395,454
  Payments of related party advances               (2,112,186)              -               -                -       (2,112,186)
  Payments of debt                                   (130,265)              -               -                -         (130,265)
  Proceeds from the issuance of common stock                -          20,000               -                -          259,300
                                               -----------------------------------------------------------------------------------
      Cash provided by financing
      activities                                    9,389,264       1,880,808       3,877,482        4,943,551       17,413,098

Net increase (decrease) in cash                       352,966          62,497         360,862          (65,710)         519,181

Cash at beginning of period                           166,215         103,718         169,428          169,428                -
                                               -----------------------------------------------------------------------------------

Cash at end of period                           $     519,181     $   166,215    $    530,290     $    103,718     $    519,181
                                               ===================================================================================

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

Nature of operations and organization
Hybrid Technologies, Inc., (The Company) was incorporated under the laws of the State of Nevada April 12, 2000. The Company's original business was the exploration and development of mineral interests. The Company abandoned these interests in 2003.

The Company is currently pursuing the development and marketing of electric powered vehicles and products based on the advanced lithium battery technology it has developed. Additionally, one of the Company's subsidiaries is pursuing the sale and installation of internet based telecommunications. At July 31, 2006 the Company deems itself as a development stage company as planned principal operations have not commenced in its primary lines of business and there are no significant revenues from its subsidiary operations compared to the consolidated group as a whole. To date revenues generated are solely related to the telecommunications operations.

Basis of consolidation

The consolidated financial statements included the accounts and records of the Company and its majority owned subsidiaries, Zingo, Inc., Zingo Telecom Inc., Global Hybrid Corp., R.-Electric Car, Co. and Solium Power Corp. All significant intercompany accounts and transactions have been eliminated. The Company does not have any special purpose entities.

The following is a listing of the Company's subsidiaries and its ownership interests

              Zingo, Inc. (consolidated)                        69.60%
              Global Hybrid Corp.
              (consolidated)                                    71.40%
              R Electric Car, Co.                               71.40%
              Solium Power, Corp                                71.40%

Change in reporting year

In 2005, the Company adopted July 31 as its fiscal year. In addition to the audited information for the year ended July 31, 2006, the accompanying financial statements include audited operating results and cash flows for the six months ended July 31, 2005 and the year ended January 31, 2005. Unaudited information as of July 31, 2004 and for the six months then ended is presented for comparative purposes.

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

Financial instruments

The fair value of accounts receivables, accounts payable and accrued expenses and advances from related parties approximates fair value based on their short maturities. The fair value of notes payable approximate fair value based on the value of other notes having the same or similar terms, interest rates and collateral.

Licensing fees

Licensing fees related to prior Product Licensing Agreements were expensed as incurred.

Accounts receivables

The Company provides credit to customer in the normal course of business. An allowance for accounts receivable is estimated by management based in part on the aging of receivables and historical transactions.

Inventories

Inventories are stated at the lower of cost or market. Cost is based on the specific identification method. Inventories consist of the following at July 31,:
                                              2006              2005
                                        ---------------- -----------------
 Raw materials and work in progress      $    234,785      $       -
 Finished goods                                48,184         21,892
                                        ---------------- -----------------
                                         $    282,969      $  23,897
                                        ================ =================

Raw materials and work in progress is related to the Company's planned sales of electric powered products. Finished goods relate to its telecommunication operations.

Property and equipment
Property and equipment are recorded at cost. Depreciation of property and equipment are accounted for by methods over the following estimated useful lives as follows:

                                                   Lives      Methods
                                              -------------- -------------
          Furniture and equipment              5-10 years    Accelerated
                                                             Straight
          Software                              3-5 years    line
                                                             Straight
           Buildings                             40 years     line

Stock based compensation

We issue stock options to our employees and other certain service providers under stockholder approved stock option programs that provides the right to purchase our stock pursuant to stock purchase programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations. See note 10 for further disclosures and discussions.

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1.  Nature of Operations and Summary of Significant Accounting Policies
          - continued

Significant Accounting Policies - continued

Revenue Recognition

Service revenues are recognized at the time that service is completed. Product sales are recorded when title has passed to the customer.

Shipping & Handling

Shipping & handling costs related to services and product sales are expensed as cost of sales.

Advertising

Advertising costs are generally expensed as incurred are included in general and administrative expenses. Total advertising expenditures for the year ended July 31, 2006 amounted to approximately $350,000.

Research and development costs

Research and development costs are charged to expense as incurred.

Concentration of risk

The Company maintains cash deposit accounts and certificates of deposits which at times may exceed federally insured limits. The Fund has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash. As of July 31, 2006 and 2005, the Company had $391,602 and $60,821, respectively, in excess of the federally insured limits.

One of the Company's subsidiaries obtains a majority of its supplies, that comprise a major source of its operations, form a sinlge vendor. As a result of this concentration, events that may effect the future ability to purchase from this supplier may cause a material adverse effect on the ability of the Company to deliver goods and services in this line of business.

Income taxes

The Company  records Income taxes under the provisions of Statement of Financial
 Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and and tax bases of assets and liabilities. SFAS No. 109 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carry forwards and tax credit carry forwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. As a result, no tax benefit is reflected in the accompanying statements of operations. Should the Company achieve sufficient, sustained income in the future, management may conclude that some or all of the valuation allowance should be reversed (Note 13).

Comprehensive income (loss)

The Company reports comprehensive income (loss) in accordance with the requirements of Statement of Financial Accounting Standards No. 130. For the periods presented there are no differences between net income (loss) and comprehensive income (loss).

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

Recently issued pronouncements

In December 2004, the FASB issued SFAS No. 123R " Share-Based Compensation - a replacement for FASB 123 Stock-Based Compensation". This statement addresses standards for the accounting transactions in which entities exchanges its "Accounting for equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services or that may be settled by the issuance of those equity instruments.
The statement requires a public entity to measure the cost of employee related service received in the award of an equity instrument on the grant-date fair value of the award. The cost will be recorded when the employee vests his or her rights for the award. This statement eliminates the alternative to use APB Opinion No. 25. The statement is effective for "small business issuers" (the Company) for annual reporting periods that begin after December 15, 2005. The statement applies to all awards granted after the transition date. As indicated in Note 1, the Company has provided for early adoption of 123R effective for the year beginning February 1, 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3." This statement modifies the reporting of changes in accounting principles, reclassifies changes and principle in the absence of explicit transition guidance. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. This statement is effective for accounting changes and corrections for fiscal years beginning after December 15, 2005.
 Management does not believe that the adoption of this policy will have any effect on its financial statements.

In February 2006, The FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This statement amends FASB 133, Accounting for Derivative Instruments and Hedging Activities and Statement and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1.  Nature of Operations and Summary of Significant Accounting Policies
          - continued

Significant Accounting Policies - continued

Recently issued pronouncements - continued

The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest only strips and principal are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

In March 2006 the FASB issued SFAS No. 156 " Accounting for Servicing of Financial Instruments - an amendment of FASB No.140, Accounting for Transfers and Servicing of Financial Instruments and Extinguishments of Liabilities. The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service an asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an entity to choose either the amortization method or fair market value measurement method for subsequent measurement periods for each class of separately recognized servicing assets and servicing liabilities, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights at its initial adoption, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. The statement is effective for fiscal years beginning after September 15, 2006. Management does no expect this statement to have any material effect on its financial statements.

Reclassification

Certain   reclassifications  have  been  made  to  the  prior  year's  financial statements to conform with the current year presentation. These reclassifications have had no impact on the net equity or income (loss) from operations.

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

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 3. Business combination and subsequent event

Effective December 3, 2004, Zingo, Inc, (formerly Whistler Tel, Inc.) then a wholly-owned subsidiary of the Company acquired the assets of Trade Winds Telecom, LLC (Trade Winds) a company owned indirectly by a shareholder of the Company for a cash payment of $20,175 and a note in the amount of $80,000 due in December 2005. The acquisition was accounted for as a purchase. Due to the relationship, the assets were recorded at their historical cost basis. The purchase price in excess of the cost bases of the assets, approximately $55,000, was charged against additional paid in capital.

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

                                                                          Pro-forma            Pro-forma
                                               As reported               adjustments             (loss)
                                       ----------------------------- --------------------- -------------------
Costs and expenses                      $   (12,423,635)              $    (97,311)         $ (12,520,946)

Other income (expense)                         (179,340)                                        (179,340)
                                       ----------------------------- --------------------- -------------------

                                             (12,602,975)                 (97,311)           (12,700,286)

Minority interest in losses                       16,720                                          16,720
                                       ----------------------------- --------------------- -------------------
Net loss                                $   (12,586,255)              $   (97,311)          $ (12,683,566)
                                       ============================= ===================== ===================

In order to have a market for its stock separate from the parent company's stock, the Company entered into an agreement whereby the Company exchanged its 100% ownership of Whistler Tel, Inc. for 80,000,000 shares of Javakingcoffe Inc.

The business combination has been accounted for as a reverse acquisition as Hybrid has acquired sufficient stock to control the Company. As a reverse acquisition, the capital structure (i.e.) common stock Javakingcoffee Inc. remains in existence, but the reported historical operations and accumulated deficit are those of WhistlerTel from inceptions (November 2004). No goodwill or other intangible asset with value was identified in the acquisition.

The following unaudited pro-forma summary balance sheets give effect to the transaction with Javakingcoffee Inc. as had the transaction occurred effective February 1, 2004:

                                                                        July 31, 2005
                                       ----------------------------- --------------------- ------------------
                                                                          Pro-forma            Pro-forma
                                               As reported               adjustments            (loss)
                                       ----------------------------- --------------------- ------------------
Current assets                          $         200,368             $    1,233            $ 201,601
Equipment                                          59,077                      -               59,077
Other assets                                        3,853                      -                3,853
                                       ----------------------------- --------------------- ------------------
                                        $         263,298            $     1,233            $ 264,531
                                       ============================= ===================== ==================

Current liabilities                     $      4,456,581             $    74,936            $ 4,531,517
Long term debt                                         -                       -                      -
Other                                              2,377                       -                  2,377

Equity (deficit)                              (4,195,660)                (73,703)            (4,269,363)
                                       ----------------------------- --------------------- ------------------
                                        $         263,298            $    1,233             $   264,531
                                       ============================= ===================== ==================

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 3. Business combination and subsequent event - continued

The following unaudited pro forma statements of operations give effect to the Javakingcoffee Inc. transaction had it occurred effective February 1, 2004:

                                                                   Six months ended July 31, 2005
                                             -------------------- ------------------------------- --------------------
                                                                            Pro-forma                  Pro-forma
                                                  As reported               adjustments                  (loss)
                                             -------------------- ------------------------------- --------------------
Costs and expenses                            $     (2,662,800)    $             (25,029)          $  (2,687,829)
Other income (expense)                                (147,650)                        -                (147,650)
                                             -------------------- ------------------------------- --------------------
                                                    (2,810,450)                  (25,029)             (2,835,479)
Minority interest                                          103                         -                     103
                                             -------------------- ------------------------------- --------------------
Net loss                                      $     (2,810,347)    $             (25,029)          $   (2,835,376)
                                             ==================== =============================== ====================

                                                                       Year ended January 31, 2005
                                             -------------------- ------------------------------- --------------------
                                                                             Pro-forma                  Pro-forma
                                                  As reported               adjustments                  (loss)
                                             -------------------- ------------------------------- --------------------
Costs and expenses                             $   (12,520,946)     $             (11,180)          $  (12,532,126)
Other income (expense)                                (179,340)                         -                 (179,340)
                                             -------------------- ------------------------------- --------------------
                                                   (12,700,286)                   (11,180)             (12,711,466)
Minority interest                                       16,720                          -                   16,720
                                             -------------------- ------------------------------- --------------------
Net loss                                       $   (12,683,566)     $             (11,180)          $  (12,694,746)
                                             ==================== =============================== ====================

Note 4. Property and equipment

Property and equipment at July 31, consists of:

                                            2006                    2005
                                     ----------------           ------------
Furniture and Equipment                $     289,576            $    45,576
Software costs                                19,993                 19,993
Buildings and improvements                 1,155,254                      -
Land                                         700,000                      -
                                     ----------------           ------------
                                           2,164,823                 65,569
less accumulated depreciation                (73,206)               (21,418)
                                     ----------------           ------------
                                     $     2,091,617            $    44,151
                                     =================          ============

For the year ended July 31, 2006 depreciation amounted to approximately $60,000.

Note 5. Other assets

Other assets at July 31, consist of:

                                            2006                    2005
                                     ----------------           ------------
Property under construction          $     1,113,762             $        -
Restricted cash                               41,239                 40,215
Deposits                                     329,765                 3,670
Other notes receivable - net                  50,000                     -
                                     ----------------           ------------
                                     $     1,534,766            $    43,885
                                     =================          ============

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 5. Other assets - continued

Property under construction consists of a solar powered demonstration home in Calgary, Canada. The value includes the value of the underlying real estate in addition to construction and conversion costs. The underlying real estate was purchased by the Company for approximately $240,000.

Note 6. Advances from related parties and related party transactions

During the year ended July 31, 2006, the Company received and repaid additional advances from Del Mar Ventures Corp, a Company owned by Aarif Jamani (a Company stockholder) of approximately $2,195,000 and $2,112,000, respectively.

During the six months ended July 31, 2005, the Company received additional advances of approximately $1,800,000 for the payment of day to-day operating expenses. At July 27, 2005, 500,000 shares of stock were issued for all outstanding advance of $3,384,594.

Advances are reported as currently payable. The advances are not subject to written agreements and have no specific repayment terms but are deemed due on demand. Additionally, the advances are not interest bearing.

As discussed in Note 3. the Company acquired the major assets of Trade Winds Telecom, LLC for the payment of approximately $20,000 in cash and the issuance of an $80,000 note to a company under the control of Aarif Jamani, a stockholder of the Company.

Note 7. Note payable - related party

Note payable - related party at July 31, consists of:

                                                  2006              2005
                                            ---------------- ------------------
10% note  payable to the former  member of
Trade  Winds  Telecom,  LLC, a company
related by certain common ownership,
                                            $          -       $       80,000
                                            ================ ==================

Note 8.  Long-term debt

Long-term debt at July 31, consists of:
                                                 2006              2005
                                            ---------------- ------------------
5% note payable to Sterling Capital, Inc.
(Sterling) payable in April, 2006,
collateralized by 9,900,000 shares of the
shares of the Company's common stock        $          -      $     3,000,000


8% note  payable to Richard  Howard,
payable in monthly installments of
approximately $26,350 including interest,
collateralized by real property
due in full on or before June 2011             1,249,735                   -
                                             ---------------- ------------------
                                               1,249,735           3,000,000
               Less current portion             (224,442)         (3,000,000)
                                             ---------------- ------------------
                                            $  1,025,293      $           -
                                             ================ ==================

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 8.  Long-term debt - continued

Principal maturities on continuing operations are as follows as of July 31, 2006:

       Year ending July 31, :
                                2007                         $  224,442
                                2008                            243,040
                                2009                            263,245
                                2010                            285,094
                                2011                            233,914
                                                             -----------
                                                             $ 1,249,735
                                                             ============

Note 9. Stockholders' equity (deficit)

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

       The Company issued 500,000 shares of stock in exchange for cash advanced by a related party (See Note 7).

       The Company issued 4,000 shares of its stock for cash.

       The Company issued 9,500 shares of stock under the terms of stock options that had been awarded (See Note 10).

       The Company issued a five percent stock dividend in June 2005.

During the year ended July 31, 2006:

       The Company issued 1,476,000 shares of stock under the terms of options awarded (See Note 10).

       12,732,500 shares previously held as collateral for debt of $3,000,000 were issued.
       original pledge of 9,000,000 shares and accumulated stock dividends.

       The Company issued stock dividends totaling 4,008,615 shares.

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

A summary of the Company's 2003 Resticted Stock Plan activity is follows:

                                                         Weighted average
                                                            grant date
                                        shares             price/share
                                   ------------------- -----------------------
Balance February 1, 2003              1,800,000   $              0.833
Options granted                        -945,000   $              0.833
Options cancelled/expired                  -
                                   -------------------
Balance January 31, 2004                855,000   $              0.833
Options granted                        -855,000   $              0.833
                                   -------------------
Balance January 31, 2005                   -
                                   ===================

                                     Number of shares
                                  -------------------
Options granted                          945,000
Options exercised during the year
ended January 31, 2004                  -707,400
Options granted during the period
ended January 31, 2005                   855,000
Options exercised during the
period
ended January 31, 2005                -1,092,600
                                  -------------------

Unexercised options                        -
                                  ===================


In connection with the issuance to certain employees of options in February, 2004, the Company reported deferred stock compensation of $7,020,787 representing the difference between the intrinsic value of the common stock and the exercise price at the date of the grant. The grants were exercised immediately and, accordingly, no amount of the stock based compensation was deferred and there is no significant difference in the reporting between APB 25 and SFAS 123.

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 10.  Stock Options and Deferred stock-based compensation - continued

The following is the pro-forma information regarding stock-based compensation required under SFAS 123

                                                                                    (unaudited)
                                                                   Six months        Six months          Year ended
                                                Year ended           ended            ended             January 31,
                                               July 31, 2006     July 31, 2005    July 31, 2004            2005
                                            ----------------   ---------------- ------------------- --------------------
Net (loss) as reported                      $    (13,126,909)  $   (2,918,739)   $    (10,690,517)   $    (12,586,255)

Add stock based loss compensation included
in net loss                                         -                   -               7,020,787           7,020,787
Deduct stock-based compensation determined
under fair value method                             -                   -              (7,071,467)         (7,071,467)
                                            ----------------   ---------------- ------------------- --------------------
Pro-forma net (loss)                        $    (13,126,909)  $   (2,918,739)   $    (10,741,197)   $    (12,636,935)
                                            ================   ================ =================== ====================

Net loss per share (basic and diluted)
  as reported                                   $  (1.22)          $     (0.43)   $      (1.82)       $       (2.20)

Net loss per share (basic and diluted)
   pro-forma                                    $  (1.22)          $     (0.43)   $      (1.82)       $       (2.21)


The Company utilized the Black-Scholes model in determining fair value. Among other factors, the Black Scholes model considers the expected life of the option and the expected volatility of the Company's stock price in arriving at an option valuation. For pro-forma purposes, the estimated fair value of the Company's stock based awards is amortized over the vesting period of the underlying instruments. For the periods presented the fair value of the options granted using Black Scholes was determined using the following assumptions.

                           Expected dividend yield                         0%
                           Risk-free interest rate                        1-5%
                           Expected volatility                            100%
                           Expected life from the vesting date           1 year

The Company established the 2005 Restricted Stock Plan ("the 2005 Plan") in April, 2005 and filed an S-8 Registration Statement with the Securities and Exchange Commission that was declared effective. The 2005 Plan allows the Company's Board of Directors to issue stock options for up to 2,000,000 common shares as compensation for services to the Company. The Company's Board of Directors has the discretion to set the price, vesting schedules and other terms and conditions for options granted under the 2005 Plan.

During the period ended July 31, 2005, the Company awarded 36,000 options with an option price of $6.40 per share to three consultants as additional payment for their services. The fair market value of the options as determined under the Black-Scholes formula was determined to be approximately $100,000 and is included in expenses for the six-month period.

During the period ended July 31, 2005, the Board of Directors awarded an option to Del-Mar Corporation to exchange the previously advanced funds for 500,000 shares of stock at a value of approximately $6.76 per share. The option was immediately exercised. The market value of the stock was determined to be approximately $7.00 per share. The difference of approximately $150,000 was recorded as interest expense.

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 10.  Stock Options and Deferred stock-based compensation - continued

During the year ended July 31, 2006, the Company awarded 1,474,000 options with an option price of $6.40 per share to various consultants. During the year ended July 31, 2006, 1,373,000 options were vested the fair market value of which was determined under the Black-Scholes formula to be approximately $7,568,000 and is included in general and administrative expenses.

A summary of the Company's 2005 Restricted Stock Plan follows:


                                                           Weighted average
  Authorized but ungranted options                            Grant date
                                        shares             price/share
                                     ----------------- ------------------------
  Balance April 22, 2005               2,000,000              $   6.74
  Options granted                       -536,000              $   6.74
  Options cancelled/expired                -
                                     -----------------
  Balance July 31, 2005                1,464,000


  Option granted                      -1,464,000             $6.40
                                     -----------------
  Balance July 31, 2006                   -
                                     =================

 Options granted but unexercised                          Weighted average
                                                            exercise
                                       shares             price/share
                                     ----------------- ------------------------
 Balance July 31, 2005                   21,000              $   6.40
 Options granted                      1,474,000              $   6.40
 Options exercised or
 cancelled                           (1,480,500)             $   6.40
                                     -----------------
 Balance July 31, 2006                   14,500              $   6.40
                                     =================

Note 11. Commitments and Contingencies

Leases
The  Company   leases   certain  real  property   under  the  terms  of  certain
non-cancelable operating leases.

Future minimum lease payments under these leases are approximately:


          Year ending July 31, 2007           $   20,500
                                          ====================

Total rent expenses amounted to approximately $67,000 and $24,000 for the years ended July 31, 2006 and 2005, respectively.

Litigation
The Company was served with a complaint on October 2003 by Michael McDermott, as a stockholder of Planet Electric, Inc. Seeking injunctions against the Company, Lithium House and other defendants prohibiting their continued business arrangements and alleged transfer of trade secrets and/or processes. The case was dismissed by stipulation of the parties in June 2004. One of the individuals in this suit has brought an action against Planet Electric, Inc. for breach of his employment agreement. Planet Electric has filed a cross complaint against the Company. The cross complaint adds claims for conversion and conspiracy to convert assets of Plant Electric Inc. The parties reached a settlement in May 2006 that settled all matters.

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 11. Commitments and Contingencies - continued

Litigation continued
In December 2004, the Company and its subsidiary  Global  Electric,  Corporation
(GEC) was served with a complaint by Electric Global Motorcars, LLC seeking relief for trademark infringement, unfair competition, Federal Trademark dilution and other remedies by the use of the Company and GEC of the term "Global Electric" by the Company and GEC. The Company believes that it has reached a settlement of this matter (although not yet signed) by agreeing to change the name from Global Electric to Global Hybrid Corp.

In June 2003 the Company had entered into a licensing agreements with RV Systems, Inc. a Nevada corporation for the worldwide rights (with the exception of certain products in India) to sell, distribute and/or manufacture (or arrange for the sale of) specified products using the portable power systems ("the Licensed Technologies") developed by Lithium House.

In 2005 the Company notified RV Systems that it was in breach of the licensing agreement and instituted legal proceedings. In June 2006 the Company agreed to settle all matters and to terminate the licensing agreement. The Company had previously accrued unpaid minimum licensing fees of approximately $775,000. In June 2006 when the matters were settled, no additional monies were due and the original accruals were reversed into other income in the financial statements. Pursuant to the settlement agreement the Company received promissory notes totaling $100,000 payable in 5 years. The Company has established a loan loss reserve of $50,000 to cover any anticipated defaults or valuation issues. The net promissory notes are reflected in other assets.

Legal Contingencies
The Company is currently involved in various claims and legal proceedings. Quarterly, the Company reviews the status of each significant matter and assess its potential financial exposure and if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

Letter of credit
The Company through its subsidiary has obtained a letter of credit in the amount of $40,000 from a financial institution to guarantee certain creditors payments. The vendor has required the Company maintain deposits totaling $40,000 be kept on deposit as collateral for the letter of credit and related fee. This restricted cash is included in other assets.

Note 12. (Loss) per share

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

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 13. Income taxes

The Company has deferred tax assets of approximately $12,100,000 as a result of the net operating losses incurred from inception through July 31, 2006. These deferred tax assets are reduced by a valuation allowance as discussed in note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit.

Under current tax laws, the operating losses incurred by the Company will begin to expire in 2015.

Note 14. Other required cash flow disclosures

                                                                                unaudited
                                                               Six months       Six months      Year ended         Inception
                                             Year ended           ended            ended        January 31,         through
                                           July 31, 2006     July 31, 2005    July 31, 2004       2005          July 31, 2006
                                          ---------------- ------------------ -------------- ---------------- ------------------
Supplemental disclosures of non-cash
   transactions:

  Issuance of common stock for
   financing transaction                       $  -            $    -            $      -       $       -         $       -
  Return of common stock form cancellation
    of financing transactions                   $  -           $    -            $      -       $   (3,375)       $       -
  Assumption of mortgage payable                $  -           $    -            $      -       $       -         $       -
  Promissory note payable                       $  -           $    -            $      -       $       -         $       -
  Expenses settled with stock and/ or options   $  -           $     250,000            -       $       -         $       -
Notes and mortgages assumed in disposal
     of discontinued operations                 $  -           $    -            $      -       $       -         $       -
Deferred financing costs acquired with debt     $  -           $    -            $   80,000     $    80,000       $       -
Other current assets acquired by issuance
   of debt                                      $  -           $    -            $      -       $     5,633       $       -
Fixed assets acquiered by the issuance of debt  $ 1,300,000                                                       $   1,300,000
Reduction of additional paid in capital from
     from issuance of debt                      $  -           $     -           $      -       $     74,367      $       -
Shares issued for related party advances        $ 3,000,000    $  3,384,594      $      -       $          -      $    3,000,000


Other required disclosures:                     $  -

 Interest paid                                  $   287,977    $     -           $      -       $    (90,084)     $     287,977

 Income taxes paid                              $  -           $    -            $      -       $       -         $       -


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

         As of the end of the fiscal year ended July 31, 2006, covered by this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of Holly Roseberry, the Company's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting her to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report on Form 10-KSB. The Company has increased the number of Directors and formed an internal audit committee enabling us to more effectively monitor financial matters and inventory controls.

ITEM 8B. OTHER INFORMATION.

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of October 1, 2006 are as follows:

               Name                         Age         Position

Holly A. Roseberry.....................     54          Chief Executive Officer,
                                                        President and Director

Mehboob Charania.......................     50          Director

Brian Newman...........................     55          Director

Greg Navone............................     59          Director

Shaffiq Kotadia........................     49          Director

     The following information with respect to the principal occupation or employment of each officer and director, the principal business of the corporation or other organization in which such occupation or employment is carried on, and such person's business experience during the past five years, has been furnished to the Company by the respective officers and director:

HOLLY A. ROSEBERRY was appointed as our secretary, treasurer and chief financial officer on February 20, 2002. On November 15, 2002, she resigned from these positions and was appointed as our president, chief executive officer and as a director. From 2001 to 2003, she acted as manager for the Azra Shopping Center. She obtained a Bachelor of Arts degree from Sacred Heart University in Bridgeport, Connecticut in 1973. Ms. Roseberry was employed from 1993 to 1996 as human resources manager, and from 1997 to 1999 as business office manager, of the Las Vegas location of Wards Department Store. Ms. Roseberry has held the positions of President, Chief Executive Officer and a Director of our majority-owned subsidiary, Zingo, Inc. since August 30, 2005.

MEHBOOB CHARANIA has acted as our secretary, treasurer and chief financial officer since November 15, 2002. Since June 2001, Mr. Charania has been the owner and operator of Infusion Bistro, a restaurant located in Calgary, Alberta. From 1998 to 2001, he acted as a manager at IBM's Calgary office. Mr. Charania has held the position of Secretary and a Director of our majority-owned subsidiary, Zingo, Inc. since August 30, 2005.

BRIAN NEWMAN, age 55, graduated with a Bachelor of Commerce degree from the University of Calgary in 1978, and received a degree as a Chartered Accountant from the Institute of Chartered Accountants in Alberta in 1982. He has been a director and President of Brian Newman Professional Corporation, a public accounting firm located in Calgary, Alberta for the past 25 years. Mr. Newman has served since September 2004 to the present as a director of Olympia Financial Group, and since September 2004 to the present has also served as a director of Albury Resources Ltd. Both of these companies are publicly traded in Canada, but neither is a reporting company under the Securities Exchange Act of 1934.

GREGORY NAVONE, age 59, graduated from St. Mary's College in Morgan, California, in 1968, with a Bachelor of Arts degree. For the past two years, Mr. Navone has been the owner and President of First Interstate Mortgage, a mortgage banking firm. Since 1987, Mr. Navone has been the owner and President of First Capital Financial. Both these firms are located in Las Vegas, Nevada. Mr. Navone was appointed a director of the Company shortly following its incorporation in April 2000, and served as a director until February, 2002.

SHAFFIQ KOTADIA, age 49, a computer infrastructure specialist, has been a director and President since 1990 of The Dolphin Project Inc., an information technology consulting firm located in Calgary, Alberta. Mr. Kotadia graduated from the University of British Columbia in 1979 with a Bachelor of Science degree in physics/geophysics.

Directors Fees

Commencing June 1, 2006, we have paid Brian Newman, Gregory Navone and Shaffiq Kotadia directors' fees of $1,000 per month. Mr. Charania receives directors' fees of $1,500 per month. Ms. Roseberry is compensated as Chief Executive Officer, and receives no additional directors fees from the Company for acting as a director. In our fiscal year ended July 31, 2006, Ms. Roseberr received $5,000 in directors fees from Zingo, Inc., our majority-owned telecommunications subsidiary.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees

We have recently formed an audit committee, with an independent "financial expert" member as defined in the rules of the Securities and Exchange Commission.

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

Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2006 all such filing requirements applicable to its officers and directors were complied with except as follows:

                                    Number      Transactions   Known Failures
                                    Of late     Not Timely     To File a
Name and principal position         Reports     Reported       Required Form
---------------------------        -----------  ------------   --------------
Brian Newman, Director                                               1
Gregory Navone, Director                                             1
Shaffiq Kotadia, Director                                            1


ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth certain information as to the Company's highest paid executive officers and directors for the Company's fiscal years ended July 31, 2006 and 2005. No other compensation was paid to any such officer or director other than the cash compensation set forth below.

Annual  Compensation                          Awards           Payouts
-------------------------------         -----------------    -------------------
(a)       (b)    (c)     (d)     (e)      (f)          (g)       (h)   (i)
Name                             Other   Restricted  Securities
and                              Annual  Stock       Underlying  LTIP  All Other
Principal Year  Salary  Bonus    Comp.   Awards      Options/   Payouts  Comp.
Position   (1)    ($)    ($)     ($)      ($)         SARs(#)     ($)     ($)
--------- -----  ----  ------    -----   ---------   ---------- -------  -------

Holly     2006  $48,300.61
Roseberry 2005  $50,965
President **
 -----------------
* Years ended July 31, 2006 and July 31, 2005.

** Holly Roseberry has held the office of President since November 15, 2002. Ms. Roseberry's functions as President have included, in addition to accounting and regulatory filing oversight, management and the sale of the Azra shopping center, general management of our day-to-day operations, working with the attorneys and accountants for the Company, general oversight of the agreements with and oversight of consultants to the Company and correspondence with the Company's transfer agent. Ms. Roseberry, as President and Chief Executive Officer, receives management fees of $1,100 per week, or $57,200 per year. Her compensation for 2006 included $5,000 of directors fees paid by Zingo, Inc., our wholly-owned telecommunications subsidiary.

Option/SAR Grants in Last Fiscal Year

       There were no grant of options to purchase our common stock to our officers or directors in fiscal 2006, and there were no exercises of such options during or options held at the end of such fiscal year by officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 21, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and
(iii)officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.


                  Name and address              Number of Shares   Percentage of
Title of class    of beneficial owner          of Common Stock  Common Stock (1)
-------------     -------------------          ----------------   -----------
Common Stock      Holly Roseberry                    2,494            *
                  President, CEO,
                  Director
                  5001 E. Bonanza Rd.,
                  Suite 138-145
                  Las Vegas, Nevada 89019

                  All Officers and                   2,494             *
                  Directors  as a
                  Group that consists
                  of five persons

                  Sterling Capital Corp.           13,898,733       53.67%
                  200-675 West Hastings St.,
                  Vancouver, B.C., V6B 1N2
-------------------------
*        Less than 1%

(1) As of October 21, 2006, there were 25,895,130 shares of our common stock issued and outstanding.



CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Commencing June 1, 2006, we have paid Brian Newman, Gregory Navone and Shaffiq Kotadia directors' fees of $1,000 per month. Mr. Charania receives directors' fees of $1,500 per month. Ms. Roseberry is compensated as Chief Executive Officer, and receives no additional directors fees from the Company for acting as a director. In our fiscal year ended July 31, 2006, Ms. Roseberry received $5,000 in directors fees from Zingo, Inc., our majority-owned telecommunications subsidiary.

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

        4.1          Specimen Common Stock Certificate, filed herewith.

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

       4.4 Promissory Note, dated December 3, 2004, payable to Trade Winds Telecom, LLC. (Incorporated by reference to Exhibit
                     4.4 ton the Company's Annual Report on Form 10-KSB, filed with the Commission on May 23, 2005.)

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

       10.7 Agreement,dated October 21,2003, by and between RV Systems, Inc. and Whistler Investments, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, file with the Commission on November 21, 2003.)

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

       10.19 Nonreimbursable Space Act Agreement between National Aeronautics and Space Administration, John F. Kennedy Space Center and Hybrid Technologies, Inc. (Incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on March 17, 2006.

       10.20         Agreement  dated  March  30, 2006 between Paratransit, Inc.
                     and the Company, filed herewith.

       10.21 Request for Pilot Approval, submitted May 31, 2006, to New York City Taxi and Limousine Commission by the Company, filed herewith.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)      Aggregate fees for the last two years:  2005-$21,000      2006-$20,000

(2)      Audit related fees:                     2005- NA          2006- NA

(3)      Tax fees:                               2005- NA          2006- NA

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


HYBRID TECHNOLOGIES, INC.


By:     /s/ Holly Roseberry
       ---------------------------------
       Holly Roseberry
       Chief Executive Officer and Principal Financial Officer

       Date: November  8, 2006



In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ Holly Roseberry
       -------------------
       Holly Roseberry
       President and C.E.O.
       (President, Chief Executive Officer
       Principal Financial Officer and Director)
       Date: November 8, 2006


By:    /s/ Mehboob Charania
       -------------------
       Mehboob Charania
       (Secretary and Director)
       Date: November 8, 2006

By:    /s/ Brian Newman
       -------------------
       Brian Newman
       (Director)
       Date: November 8, 2006


By:    /s/ Gregory Navone
       -------------------
       Gregory Navone
       (Director)
       Date: November 8, 2006


By:    /s/ Shaffiq Kotadia
       -------------------
       Shaffiq Kotadia
       (Director)
       Date: November 8, 2006