Form 10QSB
period 2006-10-31
Hybrid Technologies Inc.
filed 2006-12-15
CIK 1141263

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2006
                                                ----------------

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



State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,484,666 shares of $0.001 par value common stock outstanding as of December 5, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

                            HYBRID TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


Page No.
     PART I.  FINANCIAL INFORMATION

     ITEM I - Unaudited Consolidated Financial
          Statements

         Consolidated Balance Sheets as of October 31,
         2006 (Unaudited) and July 31, 2006 (Audited)                        3


         Consolidated Statements of Operations for the three Months Ended October 31, 2006 and 2005 and from inception (April 12, 2000)
         to October 31, 2006 (Unaudited)                                     4

         Consolidated Statement of Stockholders
         Equity (Deficit) (Unaudited)                                        5

         Consolidated Statements of Cash Flows for the three Months Ended October 31, 2006 and 2005 and from inception (April 12, 2000)
         to October 31, 2006 (Unaudited)                                     6

         Notes to Consolidated Financial Statements                          7

     ITEM 2 - Management's Discussion and Analysis of                        8
         Financial Condition and Results of
         Operations.

     ITEM 3 - Controls and Procedures.                                      11


     PART II. OTHER INFORMATION

     ITEM 1 - Legal Proceedings                                             12

     ITEM 6 - Exhibits                                                      13



     EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Balance Sheets

                                                                                     (unaudited)
                                                                                     October 31,       July 31,
  ASSETS                                                                                2006             2006
--------------------------------------------------------------------------------------------------------------------
Current assets:
      Cash                                                                         $         -      $      519,181
      Accounts receivable                                                                8,645              22,620
      Inventories                                                                      276,093             282,969
      Other current assets                                                              89,591              61,799
                                                                                   ---------------- ----------------
                                  Total current assets                                 374,329             886,569


Property and equipment, net                                                          2,166,886           2,091,617


Other assets                                                                         1,533,784           1,534,766
                                                                                   ---------------- ----------------

                                                                                   $ 4,074,999      $    4,512,952
                                                                                   ================ ================


 LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------------------------------------------

Current liabilities:
      Cash overdraft                                                               $    54,702      $            -
      Current portion of long-term debt                                                228,960             224,442
      Accounts payable and accrued expenses                                            462,504             345,017
      Advances from related parties                                                  1,102,340              83,529
                                                                                   ---------------- ----------------
                                  Total current liabilities                          1,848,506             652,988


Long-term debt                                                                         984,630           1,025,293


Commitments and contingencies                                                                -                   -

Minority interest                                                                        2,377               2,377

Stockholders' equity (deficit)
      Preferred stock, $.001 par value, 5,000,000 shares authorized,
      no shares issued                                                                       -                   -
      Common stock, $.001 par value, 50,000,000 authorized
        25,895,130 issued and outstanding at July 31, 2006

          25,895,130 shares issued and outstanding at October 31, 2006                  25,895              25,895

      Additional paid in capital                                                    37,598,410          37,598,410

      Deficit accumulated during the development stage                             (36,384,819)        (34,792,011)
                                                                                   ---------------- ----------------
                                                                                     1,239,486           2,832,294
                                                                                   ---------------- ----------------
                                                                                   $ 4,074,999      $    4,512,952
                                                                                   ================ ================

See Notes to the Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Statements of Operations

                                                            (UNAUDITED)           (UNAUDITED)
                                                            THREE MONTHS         THREE MONTHS            INCEPTION
                                                               ENDED                 ENDED                THROUGH
                                                          October 31, 2006     October 31, 2005      October 31, 2006
-------------------------------------------------------------------------------------------------------------------------
Sales                                                     $        276,114     $          13,317     $         666,555
Cost of sales                                                      306,576                20,466             1,149,401
                                                        --------------------- -------------------- ----------------------
        Gross Profit (loss)                                        (30,462)               (7,149)             (482,846)
                                                        --------------------- -------------------- ----------------------
Costs and expenses:
      General and administrative                                 1,259,983               675,264            30,152,734
      Research and development                                     288,174               380,779             5,248,307
                                                        --------------------- -------------------- ----------------------
                                                                 1,548,157             1,056,043            35,401,041
                                                        --------------------- -------------------- ----------------------

                  (loss from operations)                        (1,578,619)           (1,063,192)          (35,883,887)

Other income (expense)
       Interest expense                                            (16,543)              (63,709)             (671,688)
       Interest income                                                 318                   122                19,988
      Other income                                                   2,036                     -               890,969
                                                        --------------------- -------------------- ----------------------

      Net (loss) before discontinued operations
      and minority interest                                     (1,592,808)           (1,126,779)          (35,644,618)

      Loss from discontinued operations                                  -                     -              (757,024)
                                                        --------------------- -------------------- ----------------------

                                                                (1,592,808)           (1,126,779)          (36,401,642)

      Minority interest in net loss                                      -                     -                16,823
                                                        --------------------- -------------------- ----------------------

Net loss                                                $       (1,592,808)    $      (1,126,779)  $       (36,384,819)
                                                        ===================== ==================== ======================


 Net (loss) per share before discontinued operations    $            (0.11)    $           (0.14)

(Loss) per share from discontinued operations           $                -     $               -
                                                        --------------------- --------------------
 Net (loss) per share, Basic and Fully diluted          $            (0.11)                (0.14)
                                                        ===================== ====================

Weighted number of shares                                       14,733,580             8,082,546




See Notes to Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Statement of Stockholder's Equity (Deficit)
     (Unaudited)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                         Additional      during the
                                                                      Common stock         Paid-in      Development
                                                               Shares        Amount        Capital         Stage         Total
                                                            ------------- ------------- -------------- --------------- ----------
Balance July 31, 2006                                       25,895,130       25,895      37,598,410     (34,792,011)    2,832,294

Stock issuances                                                                                                        -

     Value of stock options issues                          -             -             -              -               -

     Exercise of options                                    -             -             -              -               -

     Stock issued for debt                                  -             -             -              -               -

     Stock dividends                                        -             -             -              -               -

Net (loss) for the period                                   -             -             -              (1,592,808)    (1,592,808)

                                                            ------------- ------------- -------------- --------------- ----------

     Balance October 31, 2006                               25,895,130    25,895        37,598,410     (36,384,819)    1,239,486
                                                            ============= ============= ============== =============== ==========


See Notes to Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Statements of Cash Flows

                                                                (UNAUDITED)          (UNAUDITED)
                                                               THREE MONTHS          THREE MONTHS           INCEPTION
                                                                   ENDED                ENDED                THROUGH
                                                             October 31, 2006      October 31, 2005     October 31, 2006
---------------------------------------------------------------------------------------------------------------------------------
Cash provided (used in) Operating Activities:

Net (loss) for the period                                    $     (1,592,808)     $     (1,126,779)    $       (36,384,819)
Adjustments to reconcile net (loss) to cash
  Depreciation & Amortization                                          29,480                   855                 615,563
  Minority interest in loss                                                 -                     -                 (16,823)
  Stock-based compensation                                                  -                     -              19,042,042
 (Increase) decrease in accounts receivable                            13,975                     -                  (8,645)
 (Increase) decrease in inventories                                     6,876                   294                (276,093)
 (Increase) decrease in prepaid expenses and other assets               1,952               (10,561)                (59,847)
 (Increase) decrease in other assets                                        -                (2,239)                (50,000)
  Increase (decrease) in accounts payable and accrued expenses        117,487               126,229                 462,504
  Write off of mineral property                                                                   -                   5,150
  Loss from discontinued operations                                         -                     -                 757,024
                                                             ----------------      ----------------     --------------------
               Cash (used in) operating activities                 (1,423,038)           (1,012,201)            (15,913,944)

Cash provided (used in) Investing Activities:
  Increase in other assets                                                  -                (3,135)             (1,484,766)
  Increase in restricted cash                                               -                     -                 (40,215)
  Purchase of mineral property                                              -                     -                  (5,150)
  Purchase of property and equipment                                 (104,749)              (15,073)               (977,629)
                                                             ----------------      ----------------     --------------------
               Cash (used in) investing activities                   (104,749)              (18,208)             (2,507,760)

Cash provided (used in) by Financing Activities:
  Sale of minority interest in subsidiaries                                 -                     -                  19,200
  Proceeds from the exercise of stock options                               -                67,200              11,011,595
  Collection of stock receivable                                            -                     -                  50,000
  Proceeds from the issuance of debt                                        -                     -               2,920,000
 Advances from related parties                                      1,450,577               831,083               6,846,031
  Payments of related party advances                                 (456,010)                    -              (2,568,196)
  Payments of debt                                                    (40,663)                    -                (170,928)
  Proceeds from the issuance of common stock                                -                     -                 259,300
                                                             ----------------      ----------------     --------------------
               Cash provided by financing activities                  953,904               898,283              18,367,002


Net increase (decrease) in cash                                      (573,883)             (132,126)                (54,702)


Cash at beginning of period                                           519,181               166,215                       -
                                                             ----------------      ----------------     --------------------

Cash at end of period                                        $        (54,702)     $         34,089     $           (54,702)
                                                             ================      ================     ====================

See Notes to Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

Note 1. Financial Statement Presentation
The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements. Therefore, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended July 31, 2006 as filed with the Securities Exchange Commission.

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

On December 4, 2006 the Company issued a 10% stock dividend for shareholders of record as of November 30, 2006. Had the dividend been declared and issued retroactively, the reported net loss per share would have amounted to $ (.10) per share rather than the $ (.11) per share loss reflected on the financial statements.

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

THREE MONTHS ENDED OCTOBER 31, 2006 and 2005

We incurred a net loss of $1,592,808 for the three months ended October 31, 2006, which included general and administrative costs of $1,259,983, and research and development expense of $288,174.

Our net loss for the three-month period ended October 31, 2006 increased from the comparative period in fiscal 2005 (from $1,126,779 in 2005 to $1,592,808 in 2006). This was primarily due to an increase in general and administrative expense from $675,264 in the three-month period ended October 31, 2005, to $1,259,283 for the comparable period in 2006, and a decrease in research and development expense from $380,779 in 2005 to $288,174 in 2006. We also incurred interest expense of $16,543 related to loans payable, as compared with $63,709 for the comparable period in 2005.


PLAN OF OPERATION

During the period since inception on April 12, 2000 to October 31, 2006, we have incurred operating losses aggregating $35,883,887. At October 31, 2006, we had liabilities of $2,833,136, a working capital deficiency of $1,474,177 and a stockholders' deficit of $36,384,819.

The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of October 31, 2006, we had no cash on hand.

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

Commercial Initiatives

On February 5, 2004 we announced the initiation of a lithium-ion conversion project with the United States Navy. We have funded the initial 3kw prototype for this project, and the prototype has been completed and delivered to the Navy. Hybrid has completed conversion on a PT Cruiser for The New York City Taxi Commission, and they have agreed to test this vehicle. It has been painted yellow and is in the final testing stage scheduled for deliver in late December 2006 or January 2007. Paratransit, a company providing community transportation services located in Sacramento, California, has agreed to purchase two of our lithium PT Cruiser vehicles. The first has been completed, is in final testing and will be delivered early in 2007. We have signed a Space Act agreement with NASA and several vehicles are being tested by NASA at the Kennedy Space Center in Florida. Our Lithium Solar House project located in Van Nuys, California provides a test bed for an alternative source of power to the home -- not connected to the power grid.

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

         We have raised equity capital through issuances of common stock and debt. During the twelve months ended July 31, 2006, we received proceeds of $9,436,000 from the exercise of stock options. We also received net advances from related parties of $83,529. During the three months ended October 31, 2006, we received net advances from related parties of $1,906,587.

         At October 31, 2006, we had no cash on hand. Our ability to raise additional capital is affected by trends and uncertainties beyond our control.

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

CRITICAL ACCOUNTING ISSUES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Other Matters

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans," an amendment of FASB Statements No. 87, 88, 106 and 132(R). FASB 158 will require employers to recognize their defined benefit plans' overfunded or underfunded status in their balance sheets, require employers to measure plan assets and plan obligations as of the balance sheet date, immediately recognize any remaining transition obligation currently being deferred, and recognize actuarial gains and losses through other comprehensive income. The statement is effective for fiscal years ending after December 15, 2006. The Company is evaluating SFAS No. 158 and has not determined the impact it will have on its consolidated financial statements as of and for the year ended July 31, 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities using fair value. The new Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of "more likely than not." FIN 48 also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006, The implementation of FIN 48 could have a material effect on the consolidated balance sheets and results of operations but the effect of such implementation is not determinable at this time.

In December 2004 the FASB issued SFAS No. 153, an amendment of APB Opinion No. 29, "Exchange of Nonmonetary Assets." SFAS No. 153 amends APB Opinion No.29 by eliminating the exception under APB No. 29 for nonmonetary assets of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS no. 153 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," that required compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for the stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) did have a material effect on the consolidated balance sheets as of October 31, 2006 and the consolidated statements of cash flows for the three months ended October 31, 2006.


INTANGIBLES

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized but rather they are tested at least annually for impairment unless certain impairment indications are identified.

Quantitative and Qualitative Disclosures About Market Risk

Fair Value of Financial Instruments - The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.

However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments.

The  Company's  carrying  values  of  cash,  marketable   securities,   accounts
receivable, accounts payable and accrued expenses are a reasonable approximation of their fair value.


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

Securities and Exchange Commission Inquiry and Investigation

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

                            Hybrid Technologies, Inc.

                               /s/Holly Roseberry
                               --------------------------
                               Holly Roseberry
                               President and Director
                              (Chief Executive Officer and
                               Principal Financial Officer)
                               Dated: December 15, 2006