Form 10QSB
period 2007-01-31
Hybrid Technologies Inc.
filed 2007-03-16
CIK 1141263

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2007
                                                ----------------

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



State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,271,136 shares of $0.001 par value common stock outstanding as of March 15, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

                            HYBRID TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


                                                                        Page No.
     PART I.  FINANCIAL INFORMATION

     ITEM I - Unaudited Consolidated Financial
          Statements

         Consolidated Balance Sheets as of January 31,
         2007 (Unaudited) and July 31, 2006 (Audited)                         3


         Consolidated Statements of Operations for the Three and Six Months Ended January 31, 2007 and 2006 and from inception (April 12, 2000)
         to January 31, 2007 (Unaudited)                                      4

         Consolidated Statement of Stockholders
         Equity (Deficit) (Unaudited)                                         5

         Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2007 and 2006 and from inception (April 12, 2000)
         to January 31, 2007 (Unaudited)                                      6

         Notes to Consolidated Financial Statements                           7

     ITEM 2 - Management's Discussion and Analysis of                         9
         Financial Condition and Results of
         Operations.

     ITEM 3 - Controls and Procedures.                                       12


     PART II. OTHER INFORMATION

     ITEM 1 - Legal Proceedings                                              12

     ITEM 6 - Exhibits                                                       13



     EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

HYBRID TECHNOLOGIES
 A Development Stage Company

 Consolidated Balance Sheets

                                                                                             (unaudited)
                                                                                              January 31,         July 31,
  ASSETS                                                                                         2007               2006
---------------------------------------------------------------------------------------------------------------------------------
Current assets:
 Cash                                                                                    $     79,154    $       519,181

        Accounts receivable                                                                    35,545             22,620
        Inventories                                                                           507,865            282,969
        Other current assets                                                                   58,130             61,799
                                                                                    ------------------ ------------------
                                 Total current
                                 assets                                                       680,694            886,569

Property and equipment, net                                                                 2,142,669          2,091,617


Other assets                                                                                1,546,076          1,534,766
                                                                                     ----------------- ------------------

                                                                                       $     4,369,439    $    4,512,952
                                                                                     ================== ==================


 LIABILITIES AND STOCKHOLDERS' DEFICIT
---------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
        Cash overdraft                                                                            -                  -
        Current portion of long-term debt                                                      230,487           224,442
        Accounts payable and accrued expenses                                                  373,390           318,392
        Deferred revenues - customer deposits                                                   29,615            26,625
        Advances from related parties                                                        1,377,041            83,529
                                                                                      ----------------- ------------------
                                 Total current liabilities                                   2,010,533           652,988

Long-term debt                                                                                 879,060         1,025,293

Commitments and contingencies                                                                     -                  -

Minority interest                                                                                2,377             2,377

Stockholders' equity (deficit)
        Common stock, $.001 par value,  50,000,000  authorized 25,895,130 shares issued and outstanding at July 31, 2006
            30,265,854 shares issued and outstanding at January 31, 2007                        30,265            25,895
        Additional paid in capital                                                          44,260,640        37,598,410
        Deficit accumulated during the development stage                                   (42,813,436)      (34,792,011)
                                                                                       ----------------- ------------------
                                                                                             1,477,469         2,832,294
                                                                                       ----------------- ------------------

                                                                                       $     4,369,439    $    4,512,952
                                                                                       ================= ==================


See Notes to the Financial Statements

HYBRID TECHNOLOGIES
 A Development Stage Company

 Consolidated Statements of Operations

                              (UNAUDITED)          (UNAUDITED)         (UNAUDITED)          (UNAUDITED)
                             SIX MONTHS           SIX MONTHS          THREE MONTHS         THREE MONTHS       INCEPTION
                                ENDED                ENDED               ENDED                ENDED             THROUGH
                            January 31, 2007     January 31, 2006     January 31, 2007     January 31, 2006   January 31, 2007
-------------------------------------------------------------------------------------------------------------------------------
Sales                       $    601,293         $    115,299     $        325,179       $     101,982      $          991,734
Cost of sales                    618,165              233,199              311,589             212,733               1,460,990
                            ---------------------------------------------------------------------------------------------------
        Gross Profit (loss)      (16,872)            (117,900)              13,590            (110,751)               (469,256)
                            ---------------------------------------------------------------------------------------------------

Costs and expenses:
      General and
      administrative           7,634,181            7,688,481            6,374,198           7,013,217              36,526,932
      Research and development   332,126              567,554               43,952             186,775               5,292,259
                            ---------------------------------------------------------------------------------------------------

                               7,966,307            8,256,035            6,418,150           7,199,992              41,819,191
                            ---------------------------------------------------------------------------------------------------

(loss from operations)        (7,983,179)          (8,373,935)          (6,404,560)         (7,310,743)            (42,288,447)

Other income (expense)

       Interest expense          (41,154)             (84,993)             (24,611)            (21,284)               (696,299)
       Interest income             1,232                    -                  914               1,232                  20,902

      Loss from subsidiaries           -                    -                    -                   -                        -
      Other income (expenses)      1,675                1,260                 (360)              1,138                 890,609
                            ---------------------------------------------------------------------------------------------------

      Net (loss) before
      discontinued operations
      and minority interest   (8,021,426)          (8,457,668)          (6,428,617)         (7,329,657)            (42,073,235)

      Loss from discontinued
      operations                      -                     -                    -                   -                (757,024)
                            ----------------------------------------------------------------------------------------------------

      Minority interest in net
      loss                            -                     -                    -                   -                  16,823
                            ----------------------------------------------------------------------------------------------------

Net loss                 $    (8,021,426)        $ (8,457,668)    $     (6,428,617)      $  (7,329,657)      $     (42,813,436)
                            ====================================================================================================

 Net (loss) per share before
discontinued operations  $         (0.30)        $     (1.06)     $          (0.23)      $       (0.90)

(Loss) per share from
discontinued operations  $            -                    -                     -                   -
                            ----------------------------------------------------------------------------
 Net (loss) per share, Basic
and Fully diluted        $         (0.30)        $     (1.06)     $          (0.23)      $       (0.90)
                            ============================================================================
Weighted number of shares     26,623,584            7,994,470           28,080,492            8,152,712

See Notes to Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Statement of Stockholder's Equity (Deficit)
     (Unaudited)

                                                                            Accumulated      Deficit
                                                                           Additional        during the
                                                 Common stock               Paid-in         Development
                                           Shares          Amount           Capital            Stage            Total
                                       --------------- ---------------- ----------------- ----------------- ---------------
Balance July 31, 2006                     25,895,130     $     25,895        37,598,410     $ (34,792,011)  $    2,832,294


Stock issuances
     Value of stock options issues              -               -                -                 -                 -
     Exercise of options                        -               -                -                 -                 -
     Stock issued for debt                      -               -                -                 -                 -
     Stock dividends                            -               -                -                 -                 -
Net (loss) for the period                       -               -                -             (1,592,808)      (1,592,808)
                                       --------------- ---------------- ----------------- ----------------- ---------------
Balance October 31, 2006                  25,895,130           25,895        37,598,410       (36,384,819)       1,239,486


Stock issuances
     Value of stock options issues                              -             5,459,600            -             5,459,600
     Exercise of options                     340,000              340         1,206,660            -             1,207,000
     Stock issued for debt                      -               -                -                 -                 -
     Stock dividends                       4,030,724            4,030            (4,030)           -                 -

Net (loss) for the period                       -               -                -             (6,428,617)      (6,428,617)
                                       --------------- ---------------- ----------------- ----------------- ---------------
Balance January 31, 2007                  30,265,854           30,265        44,260,640     $ (42,813,436)       1,477,469
                                       =============== ================ ================= ================= ===============



See Notes to Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Statements of Cash Flows

                                                               (UNAUDITED)         (UNAUDITED)           Inception
                                                               SIX MONTHS          SIX MONTHS             through
                                                                  ENDED               ENDED             January 31,
                                                            January 31, 2007    January 31, 2006            2007
---------------------------------------------------------------------------------------------------------------------------
Cash provided (used in) Operating Activities:
Net (loss) for the period                                      $  (8,021,425)  $      (8,457,668)   $      (42,813,436)
Adjustments to reconcile net (loss) to cash

  Depreciation & Amortization                                         74,316               5,784               660,399

  Minority interest in loss                                                 -                 -                (16,823)
  Stock-based compensation                                         5,459,600           6,107,585            24,501,642

  (Increase) decrease in accounts receivable                         (12,925)                392               (35,545)
  (Increase) decrease in inventories                                (224,896)              6,673              (507,865)
  (Increase) decrease in prepaid expenses and other assets             3,669             (10,647)              (58,130)
  (Increase) decrease in other assets                                       -                  -               (50,000)
  Increase (decrease) in accounts payable and accrued
  expenses                                                            54,998             206,336               400,015
  Increase in deferred revenue                                         2,990                   -                 2,990
  Write off of mineral property                                             -                  -                 5,150
  Loss from discontinued operations                                         -                  -               757,024
                                                            --------------------------------------------------------------
               Cash (used in) operating activities
                                                                  (2,663,673)         (2,141,545)          (17,154,579)


Cash provided (used in) Investing Activities:
  Increase in other assets                                           (11,310)             (24,375)          (1,496,076)
  Increase in restricted cash                                              -                  -               (40,215)
  Purchase of mineral property                                             -                  -                (5,150)
  Purchase of property and equipment                                (125,368)             (38,976)           (998,248)
                                                            --------------------------------------------------------------
               Cash (used in) investing activities                  (136,678)             (63,351)         (2,539,689)


Cash provided (used in) by Financing Activities:

  Sale of minority interest in subsidiaries                                -                  -                19,200
  Proceeds from the exercise of stock options                      1,207,000            1,371,200          12,218,595
  Collection of stock receivable                                           -                  -                50,000
  Proceeds from the issuance of debt                                       -                  -             2,920,000
 Advances from related parties                                     3,742,261              719,183           9,137,715
  Payments of related party advances                              (2,448,749)                 -            (4,560,935)
  Payments of debt                                                  (140,188)                 -              (270,453)
  Proceeds from the issuance of common stock                               -                  -              259,300
                                                            -------------------------------------------------------------
               Cash provided by financing                          2,360,324            2,090,383         19,773,422
               activities

Net increase (decrease) in cash                                     (440,027)           (114,513)             79,154

Cash at beginning of period                                          519,181             166,215                   -
                                                            ------------------ -------------------- ---------------------
Cash at end of period                                          $      79,154    $         51,702      $       79,154
                                                            ================== ==================== =====================

See Notes to Financial Statements

Note 1. Financial statement presentation

The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements. Therefore, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2006 as filed with the Securities Exchange Commission.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. All such adjustments are of a normal recurring nature.

Reclassifications
Certain   reclassifications  have  been  made  to  the  prior  year's  financial statements to conform with the current year presentation. These reclassifications have had no impact on the net equity or income (loss) from operations.

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

Note 3. Equity

During the three months ended January 31, 2007, 340,000 shares were issued under the terms of options for $1,207,000. Additionally, during the three months ended January 31, 2007, a fifteen percent stock dividend was issued.

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

THREE MONTHS ENDED JANUARY 31, 2007 and 2006

We incurred a net loss of $6,428,617 for the three months ended January 31, 2007, which included general and administrative costs of $6,374,198, and research and development expense of $43,952.

Our net loss for the three-month period ended January 31, 2007 decreased from the comparative period in fiscal 2006 (from $7,329,657 in 2006 to $6,428,617 in 2007). This was primarily due to a decrease in general and administrative expense from $7,m013,217 in the three-month period ended January 31, 2006, to $6,374,198 for the comparable period in 2007, and a decrease in research and development expense from $186,775 in 2006 to $43,952 in 2007. We also incurred interest expense of $24,611 related to loans payable, as compared with $21,284 for the comparable period in 2006.


SIX MONTHS ENDED JANUARY 31, 2007 and 2006

We incurred a net loss of $8,021,426 for the six months ended January 31, 2007, which included general and administrative costs of $7,634,181, and research and development expense of $332,136.

Our net loss for the six-month period ended January 31, 2007 decreased from the comparative period in fiscal 2006 (from $8,457,668 in 2006 to $8,021,426 in 2007). This was primarily due to a decrease in general and administrative expense from $7,688,481 in the six-month period ended January 31, 2006, to $7,634,181 for the comparable period in 2007, and a decrease in research and development expense from $567,554 in 2006 to $332,136 in 2007. We also incurred interest expense of $41,154 related to loans payable, as compared with $84,993 for the comparable period in 2006.


PLAN OF OPERATION

During the period since inception on April 12, 2000 to January 31, 2007, we have incurred operating losses aggregating $42,288,447. At January 31, 2007, we had liabilities of $2,889,553, a working capital deficiency of $1,329,839 and a stockholders' deficit of $4,369,439.

The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of January 31, 2007, we had $79,154 cash on hand.

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


We have completed conversion of the world's first all lithium yellow cab. Following approval from the City of New York Taxi and Limousine Commission, the vehicle was delivered in January 2007 and subsequently placed into service. Using the Daimler Chrysler PT Cruiser model with Ballard Power Systems' motor, we have produced what is considered a milestone within the industry; the all-lithium Yellow Cab will be shown this Spring at the 2007 New York International Auto Show.

Paratransit, a company providing community transportation services located in Sacramento, California, has purchased two of our lithium PT Cruiser vehicles. Both vehicles were converted and delivered the first week of February 2007.

We have signed a Space Act agreement with NASA and several vehicles are being tested by NASA at the Kennedy Space Center in Florida.

We have formed a wholly-owned subsidiary to act as exclusive distributor for our vehicles employing our lithium battery powered propulsion systems.

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

         We have raised equity capital through issuances of common stock and debt. During the six months ended January 31, 2007, we received proceeds of $1,207,000 from the exercise of stock options. We also received net advances from related parties of $1,293,512.

         At January 31, 2007, we had $79,154 cash on hand. Our ability to raise additional capital is affected by trends and uncertainties beyond our control.

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

Other Matters

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans," an amendment of FASB Statements No. 87, 88, 106 and 132(R). FASB 158 will require employers to recognize their defined benefit plans' overfunded or underfunded status in their balance sheets, require employers to measure plan assets and plan obligations as of the balance sheet date, immediately recognize any remaining transition obligation currently being deferred, and recognize actuarial gains and losses through other comprehensive income. The statement is effective for fiscal years ending after December 15, 2006. The Company is evaluating SFAS No. 158 and has not determined the impact it will have on its consolidated financial statements as of and for the year ending July 31, 2007.

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," that required compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for the stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) did have a material effect on the consolidated balance sheets as of January 31, 2007 and the consolidated statements of cash flows for the six months ended January 31, 2007.


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

Depository Trust Company Suit

         On November 23, 2004, the Company filed a Complaint in the Eighth Judicial District Court, County of Clark, State of Nevada, sitting in Las Vegas, Nevada, styled "Whistler Investments, Inc., et al. v. The Depository Trust and Clearing Corporation, et al.", Case No. A495703. The defendants include The Depository Trust Company and the National Securities Clearing Corporation. The action alleges 22 state law claims, including intentional and negligent misrepresentation, fraud, racketeering, negligence, conversion, interference with contractual relations and prospective economic advantages and conspiracy. The motion to dismiss filed by DTC was granted by the US District Court in Las Vegas, and the case has been appealed to the 9th Circuit. Briefing is still in progress. A decision is expected in 18-20 months.

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

Hybrid Technologies, Inc.

/s/Holly Roseberry
--------------------------
Holly Roseberry
President and Director
(Chief Executive Officer and
Principal Financial Officer)
Dated: March 16, 2007