Form 10QSB
period 2007-04-30
Hybrid Technologies Inc.
filed 2007-06-19
CIK 1141263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended April 30, 2007

                                   ----------

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to __________

            Commission File Number 000-33391
                                   ---------

                            HYBRID TECHNOLOGIES, INC.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

            Nevada                                         88-0490890
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

5001 East Bonanza Road, Suite 138-145
Las Vegas, Nevada                                            89110
----------------------------------------               -------------------
(Address of principal executive offices)               (Postal or Zip Code)

Issuer's telephone number, including area code: 818-780-2403
                                                ------------

                      5001 East Bonanza Road, Suite 144-145
                             Las Vegas, Nevada 89110
      --------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,272,128 shares of $0.001 par value common stock outstanding as of June 15, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

                            HYBRID TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

ITEM I - Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of April 30,
         2007 (Unaudited) and July 31, 2006 (Audited)                    3

         Consolidated Statements of Operations
         for the Three and Nine Months Ended April 30,
         2007 and 2006 and from inception (April 12, 2000)
         to April 30, 2007 (Unaudited)                                   4

         Consolidated Statement of Stockholders
         Equity (Deficit) (Unaudited)                                    5

         Consolidated Statements of Cash Flows
         for the Nine Months Ended April 30,
         2007 and 2006 and from inception (April 12, 2000)
         to April 30, 2007 (Unaudited)                                   6

         Notes to Consolidated Financial Statements                      7

ITEM 2 - Management's Discussion and Analysis of                         9
         Financial Condition and Results of
         Operations

ITEM 3 - Controls and Procedures                                        13

PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings                                              13

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds    14

ITEM 6 - Exhibits                                                       14

EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Balance Sheets

                                                                         (unaudited)
                                                                          April 30,         July 31,
  ASSETS                                                                    2007              2006
------------------------------------------------------------------------------------------------------
Current assets:
     Cash                                                               $         --      $    519,181
     Accounts receivable                                                      14,804            22,620
     Inventories                                                             361,848           282,969
     Other current assets                                                     69,573            61,799
                                                                        ------------------------------
                 Total current assets                                        446,225           886,569

Property and equipment, net                                                2,135,879         2,091,617

Other assets                                                                  92,486         1,534,766
                                                                        ------------------------------

                                                                        $  2,674,590      $  4,512,952
                                                                        ==============================

 LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------

Current liabilities:
     Cash overdraft                                                     $     67,717      $         --
     Current portion of long-term debt                                       236,695           224,442
     Accounts payable and accrued expenses                                   507,253           318,392
     Deferred revenues - customer deposits                                     2,990            26,625
     Advances from related parties                                           588,412            83,529
                                                                        ------------------------------
                 Total current liabilities                                 1,403,067           652,988

Long-term debt                                                               865,439         1,025,293

Commitments and contingencies                                                     --                --

Minority interest                                                              2,377             2,377

Stockholders' equity (deficit)
     Common stock, $.001 par value, 50,000,000 authorized
         25,895,130 shares issued and outstanding at July 31, 2006
         35,355,075 shares issued and outstanding at April 30, 2007           35,354            25,895
     Additional paid in capital                                           47,920,550        37,598,410
     Deficit accumulated during the development stage                    (47,552,693)      (34,792,011)
     Accumulated other comprehensive income                                      496                --
                                                                        ------------------------------
                                                                             403,707         2,832,294
                                                                        ------------------------------

                                                                        $  2,674,590      $  4,512,952
                                                                        ==============================

See Notes to the Financial Statements

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Statements of Operations

                                                  (UNAUDITED)      (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
                                                  NINE MONTHS      NINE MONTHS     THREE MONTHS     THREE MONTHS        INCEPTION
                                                     ENDED            ENDED            ENDED            ENDED           THROUGH
                                                April 30, 2007   April 30, 2006   April 30, 2007   April 30, 2006   April 30, 2007
----------------------------------------------------------------------------------------------------------------------------------
Sales                                            $    985,316     $    214,704     $    384,023     $     99,405     $  1,375,757
Cost of sales                                       1,014,609          450,367          396,444          217,168        1,857,434
                                                 --------------------------------------------------------------------------------
    Gross Profit (loss)                               (29,293)        (235,663)         (12,421)        (117,763)        (481,677)
                                                 --------------------------------------------------------------------------------

Costs and expenses:
    General and administrative                     11,563,252        8,605,607        3,929,071          917,126       40,456,003
    Research and development                          793,226        1,409,052          461,100          841,498        5,753,359
                                                 --------------------------------------------------------------------------------
                                                   12,356,478       10,014,659        4,390,171        1,758,624       46,209,362
                                                 --------------------------------------------------------------------------------

                  (loss from operations)          (12,385,771)     (10,250,322)      (4,402,592)      (1,876,387)     (46,691,039)

Other income (expense)
    Interest expense                                  (63,901)        (193,660)         (22,747)        (108,667)        (719,046)
    Interest income                                     1,537               --              305               --           21,207
    Loss from subsidiaries                                 --               --               --               --               --
    Loss from sale of other assets                   (314,381)              --         (314,381)              --         (314,381)
    Other income (expenses)                             1,834           17,283              160           16,023          890,767
                                                 --------------------------------------------------------------------------------

    Net (loss) before discontinued operations
    and minority interest                         (12,760,682)     (10,426,699)      (4,739,255)      (1,969,031)     (46,812,492)

    Loss from discontinued operations                      --               --               --               --         (757,024)
                                                 --------------------------------------------------------------------------------
                                                  (12,760,682)     (10,426,699)      (4,739,255)      (1,969,031)     (47,569,516)

    Minority interest in net loss                          --               --               --               --           16,823
                                                 --------------------------------------------------------------------------------

Net loss                                          (12,760,682)     (10,426,699)      (4,739,255)      (1,969,031)     (47,552,693)

Other comprehensive income
  Foreign currency translation                            496               --              496               --               --
                                                 --------------------------------------------------------------------------------

Net comprehensive (loss)                         $(12,760,186)    $(10,426,699)    $ (4,738,759)    $ (1,969,031)    $(47,552,693)
                                                 ================================================================================

                                                 ----------------------------------------------------------------
 Net (loss) per share basic and fully diluted    $      (0.47)    $      (1.17)    $      (0.15)    $      (0.19)
                                                 ================================================================

Weighted number of shares                          27,268,268        8,874,000       31,792,620       10,160,200

See Notes to Financial Statements

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Statement of Stockholder's Equity (Deficit)
  (Unaudited)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                        Additional      during the
                                         Comprehensive           Common stock            Paid-in       Development
                                             Income          Shares        Amount        Capital           Stage           Total
                                         ------------------------------------------------------------------------------------------
Balance July 31, 2006                     $         --     25,895,130   $     25,895   $ 37,598,410    $(34,792,011)   $  2,832,294

Stock issuances
     Value of stock options issued                  --             --             --             --              --              --
     Exercise of options                            --             --             --             --              --              --
     Stock issued for debt                          --             --             --             --              --              --
     Stock dividends                                --             --             --             --              --              --
Net (loss) for the period                           --             --             --             --      (1,592,808)     (1,592,808)

                                         ------------------------------------------------------------------------------------------
Balance October 31, 2006                            --     25,895,130         25,895     37,598,410     (36,384,819)      1,239,486

Stock issuances
     Value of stock options issued                  --             --             --      5,459,600              --       5,459,600
     Exercise of options                            --        340,000            340      1,206,660              --       1,207,000
     Stock issued for debt                          --             --             --             --              --              --
     Stock dividends                                --      4,030,724          4,030         (4,030)             --              --
Net (loss) for the period                           --             --             --             --      (6,428,617)     (6,428,617)

                                         ------------------------------------------------------------------------------------------
Balance January 31, 2007                                   30,265,854         30,265     44,260,640     (42,813,436)      1,477,469

Stock issuances
     Value of stock options issued                  --             --             --             --              --              --
     Exercise of options                            --        300,000            300      1,064,700              --       1,065,000
     Value of stock issued for services      3,100,000          3,100      2,596,900      2,600,000
     Stock issued for debt                          --             --             --             --              --              --
     Stock dividends                                --      1,689,221          1,689         (1,689)             --              --
Net (loss) for the period                           --             --             --             --      (4,739,255)     (4,739,255)

Foreign currency transactions                      496             --             --             --              --             496

                                         ------------------------------------------------------------------------------------------
Balance April 30, 2007                    $        496     35,355,075   $     35,354   $ 47,920,551    $(47,552,691)   $    403,710
                                         ==========================================================================================

See Notes to Financial Statements

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Statements of Cash Flows

                                                                      (UNAUDITED)         (UNAUDITED)          Inception
                                                                      NINE MONTHS         NINE MONTHS           through
                                                                         ENDED               ENDED             April 30,
                                                                    April 30, 2007      April 30, 2006            2007
-------------------------------------------------------------------------------------------------------------------------
Cash provided (used in) Operating Activities:
Net (loss) for the period                                            $(12,760,682)       $(10,426,699)       $(47,552,693)
Adjustments to reconcile net (loss) to cash
  Depreciation & Amortization                                             111,504              16,100             697,587
  Gain/loss of sale of other assets                                       314,381                                 314,381
  Minority interest in loss                                                    --                  --             (16,823)
  Stock-based compensation                                              8,059,600           6,107,585          27,101,642
  (Increase) decrease in accounts receivable                                7,816               4,038             (14,804)
  (Increase) decrease in inventories                                      (78,879)            (31,942)           (361,848)
  (Increase) decrease in prepaid expenses and other assets                 (7,774)            (94,046)            (69,573)
  (Increase) decrease in other assets                                          --              26,265             (50,000)
  Increase (decrease) in accounts payable and accrued expenses            162,236            (337,637)            507,253
  Increase in deferred revenue                                              2,990                  --               2,990
  Write off of mineral property                                                --                  --               5,150
  Loss from discontinued operations                                            --                  --             757,024
                                                                     ----------------------------------------------------
            Cash (used in) operating activities                        (4,188,808)         (4,736,336)        (18,679,714)

Cash provided (used in) Investing Activities:
  (Increase) decrease in other assets                                      (5,473)              2,343          (1,490,239)
  Proceeds from sale of other assets                                    1,133,372                               1,133,372
  Increase in restricted cash                                                  --                  --             (40,215)
  Purchase of mineral property                                                 --                  --              (5,150)
  Purchase of property and equipment                                     (155,766)         (1,972,759)         (1,028,646)
                                                                     ----------------------------------------------------
            Cash (used in) investing activities                           972,133          (1,970,416)         (1,430,878)

Cash provided (used in) by Financing Activities:
  Sale of minority interest in subsidiaries                                    --                  --              19,200
  Proceeds from the exercise of stock options                           2,271,999           9,391,700          13,283,594
  Collection of stock receivable                                               --                  --              50,000
  Proceeds from the issuance of debt                                           --           1,300,000           2,920,000
 Advances from related parties                                          4,424,678                  --           9,820,132
  Payments of related party advances                                   (3,919,795)                 --          (6,031,981)
  Payments of debt                                                       (147,601)            (80,000)           (277,866)
  Proceeds from the issuance of common stock                                   --                  --             259,300
                                                                     ----------------------------------------------------
            Cash provided by financing activities                       2,629,281          10,611,700          20,042,379

Effect of exhange rate changes on cash and cash equivalents                   496                  --                 496
                                                                     ----------------------------------------------------

Net increase (decrease) in cash                                          (586,898)          3,904,948             (67,717)

Cash at beginning of period                                               519,181             166,215                  --
                                                                     ----------------------------------------------------

Cash at end of period                                                $    (67,717)       $  4,071,163        $    (67,717)
                                                                     ====================================================

See Notes to Financial Statements

HYBRID TECHNOLOGIES, INC.
A Development Stage Company
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Note 3. Inventories

Inventories consist of the following:

                                                   (unaudited)
                                                    April 30,     July 31,
                                                      2007          2006
                                                    ----------------------

      Raw materials and work in progress            $347,247      $234,785
      Finished goods                                  14,601        48,184
                                                    ----------------------
                                                    $347,247      $282,969
                                                    ======================

Note 3. Equity

During the three months ended April 30, 2007, 300,000 shares were issued under the terms of options for $1,207,000 and 3,100,000 shares of restricted stock were issued for services valued at $2,600,000. Additionally, during the three months ended April 30, 2007, a five percent stock dividend was issued.

Subsequent to April 30, 2007, the Company declared and issued a 10% stock dividend.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 4. Related Party Transactions

During the quarter ended April 30, 2007, the Company sold its interest in residential real property resulting in a combined loss of approximately $315,000 and received proceeds of approximately $1,136,000. Included in these transactions were related party losses and proceeds from related parties of approximately $(502,000) and $639,000, respectively.

Note 5. Segment information

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management. We are organized by line of business. The Company has two businesses, telecommunication services and the development and sale of electric powered vehicles.

The following is financial information relating to the Company's business segments:

                                        (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
                                        NINE MONTHS         NINE MONTHS        THREE MONTHS        THREE MONTHS
                                           ENDED               ENDED               ENDED               ENDED
                                      April 30, 2007      April 30, 2006      April 30, 2007      April 30, 2006
                                      --------------------------------------------------------------------------
Revenues from external customers
 Telecommunication services            $    936,566        $    214,704        $    335,273        $     99,405
 Electric powered vehicle sales              48,750                  --              48,750                  --
                                      --------------------------------------------------------------------------
   Total revenues                      $    985,316        $    214,704        $    384,023        $     99,405
                                      ==========================================================================

Gross profit from operations
 Telecommunication services            $     46,258        $   (235,663)       $     63,130        $   (117,763)
 Electric powered vehicle sales             (75,551)                 --             (75,551)                 --
                                      --------------------------------------------------------------------------
   Total gross profit                  $    (29,293)       $   (235,663)       $    (12,421)       $   (117,763)
                                      ==========================================================================

Net loss
 Telecommunication services            $ (1,239,389)       $ (1,079,971)       $     (1,264)       $   (503,918)
 Electric powered vehicle sales         (11,521,293)         (9,346,728)        (15,450,591)         (1,465,113)
                                      --------------------------------------------------------------------------
   Total net loss                      $(12,760,682)       $(10,426,699)       $(15,451,855)       $ (1,969,031)
                                      ==========================================================================

Identifiable assets :
 Telecommunication services            $    229,489        $     58,691
 Electric powered vehicle sales           2,377,384           1,942,119
 Corporate general                               --                  --
                                      ----------------------------------
   Total assets                        $  2,606,873        $  2,000,810
                                      ==================================

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

THREE MONTHS ENDED APRIL 30, 2007 and 2006

We incurred a net loss of $4,739,255 for the three months ended April 30, 2007, which included general and administrative costs of $3,929,071, and research and development expense of $461,100.

Our net loss for the three-month period ended April 30, 2007 increased from the comparative period in fiscal 2006 (from $1,969,031 in 2006 to $4,739,255 in 2007). This was primarily due to an increase in general and administrative expense from $917,126 in the three-month period ended April 30, 2006, to $3,929,071 for the comparable period in 2007, and a decrease in research and development expense from $841,498 in 2006 to $461,100 2007. We also incurred interest expense of $22,747 related to loans payable, as compared with $108,667 for the comparable period in 2006. We incurred a net loss on the sales of residential properties in California and Canada of $314,381.

NINE MONTHS ENDED APRIL 30, 2007 and 2006

We incurred a net loss of $12,760,682 for the nine months ended April 30, 2007, which included general and administrative costs of $11,563,252, and research and development expense of $793,226.

Our net loss for the nine-month period ended April 30, 2007 increased from the comparative period in fiscal 2006 (from $10,426,699 in 2006 to $12,760,682 in 2007). This was primarily due to an increase in general and administrative expense from $8,605,607 in the nine-month period ended April 30, 2006, to $11,563,252 for the comparable period in 2007, and a decrease in research and development expense from $1,409,052 in 2006 to $793,226 in 2007. We also incurred interest expense of $63,901 related to loans payable, as compared with $193,660 for the comparable period in 2006. We incurred a net loss on the sales of residential properties in California and Canada of $314,381.

PLAN OF OPERATION

During the period since inception on April 12, 2000 to April 30, 2007, we have incurred operating losses aggregating $46,691,039. At April 30, 2007, we had liabilities of $2,268,506, a working capital deficiency of $956,842 and a stockholders' deficit of $47,552,693.

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

We have completed conversion of the world's first all lithium yellow cab. Following approval from the City of New York Taxi and Limousine Commission, the vehicle was delivered in January 2007 and subsequently placed into service. Using the Daimler Chrysler PT Cruiser model with Ballard Power Systems' motor, we have produced what is considered a milestone within the industry; the all-lithium Yellow Cab was shown this Spring at the 2007 New York International Auto Show.

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

      We have raised equity capital through issuances of common stock and debt. During the nine months ended April 30, 2007, we received proceeds of $2,271,999 from the exercise of stock options, and received net advances from related parties of $504,883. Our ability to raise additional capital is affected by trends and uncertainties beyond our control.

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," that required compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for the stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) did have a material effect on the consolidated balance sheets as of April 30, 2007 and the consolidated statements of cash flows for the nine months ended April 30, 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      The following table sets forth the sales of unregistered securities since the Company's last report filed under this item.

                                                                Principal    Total Offering Price/
  Date             Title and Amount(1)        Purchaser         Underwriter  Underwriting Discounts
  ----             -------------------        ---------         -----------  ----------------------
---------------------------------------------------------------------------------------------------
March 29, 2007      3,100,000 shares     Griffen Trading            NA                $NA/NA
                    of common stock      Company for
                                         consulting services
---------------------------------------------------------------------------------------------------

Item 6. Exhibits

Ex 10.22 Consulting Agreement, dated March 26, 2007, between Hybrid Technologies, Inc. and Griffen Trading Company.

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

                                        Hybrid Technologies, Inc.

                                        /s/Holly Roseberry
                                        --------------------------------------
                                        Holly Roseberry
                                        President and Director
                                        (Chief Executive Officer and
                                        Principal Financial Officer)
                                        Dated: June 19, 2007