Form 10KSB
period 2007-07-31
Hybrid Technologies Inc.
filed 2007-11-13
CIK 1141263

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
|X| Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For the fiscal year ended July 31, 2007
                                -------------
|_| Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For the transition period from

COMMISSION FILE NUMBER: 000-33391
                       ----------

                        HYBRID TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
               (Name of small business issuer in its charter)

                NEVADA                        88-0490890
-----------------------------------------     ----------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


5841 East Charleston, Suite 230-145
Las Vegas, Nevada                             89142
-----------------------------------------     ----------------------------------
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

Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|


State issuer's revenues for its most recent fiscal year:  $1,378,812.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $59,046,270 based on the closing price for our shares of common stock of $2.38 on November 12, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 39,500,511 shares of common stock as at October 24, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I


                    NOTE REGARDING FORWARD LOOKING STATEMENTS
        CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
             OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-KSB, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2007, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.


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


Liquidity and Capital Resources

      As of July 31, 2007, we had cash on hand of $3,775. At that same date our liabilities totaled $1,537,496. During the period since inception on April 12, 2000 to July 31, 2007, we had incurred operating losses totaling $44,527,591. On July 31, 2007, we had a working capital deficit of $217,956 and a stockholders' deficit of $1,189,576.


      We had 39,500,511 shares of common stock issued and outstanding as of October 24, 2007. Our common stock is traded on the OTC Bulletin Board. The Board of Directors of Hybrid has approved and issued the following stock dividends: February 28, 2005, 10%; June 17, 2005, 5%; September 2, 2005, 5%;
November 30, 2005, 5%; February 28, 2006, 10%; March 31, 2006, 5%; May 31, 2006,
5%; November 30, 2006, 10%; January 31, 2007, 5%; March 30, 2007, 5%; and May
31, 2007, 10%.

Risk Factors
------------

      You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

General

WE ARE A DEVELOPMENT STAGE BUSINESS

      We have had minimal revenues from joint ventures or sales of our products, and have not signed any definitive joint venture agreements to commercialize any of our products. As of July 31, 2007, our liabilities totaled $1,537,496.
During the period since our inception on April 12, 2000 to July 31, 2007, we have incurred operating losses totaling $44,527,591. On July 31, 2007, we had a stockholders' deficit of $1,189,576. We expect that we will continue to incur operating losses in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL

      Althought we have recently arranged a debt financing, we will need to obtain additional financing to complete our business plan. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Electric Vehicles

WE ARE SUBJECT TO ALL OF THE RISKS OF A NEW BUSINESS

      Because we have only recently commenced business operations, we face a potentially higher risk of business failure. We have not earned any significant revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the commercialization of our products. These potential problems include, but are not limited to, unanticipated problems relating to product development, arranging and negotiating with joint venture partners, and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and investors should be aware that there is a substantial risk that we may not generate any significant operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Our Electric Battery Pack and Vehicle Technology
------------------------------------------------

      After the termination of all licensing relationships with RV Systems and Lithium House, we began developing portable battery power pack technology and effecting vehicle conversions from conventional power systems to electric power systems in our own facility which we have purchased in Mooresville, North Carolina. We plan, once development is completed, to market our own brand of portable battery power pack systems. We also plan to complete conversions of four-, three- and two-wheel vehicles, and to further develop the resulting prototypes for limited commercial production, beginning in 2007.

      In our Mooresville, North Carolina, facility we are in the process of Converting and nearing final testing on Chrysler PT Cruisers, Mini Coopers, a Chrysler Crossfire and Mercedes' Smart cars. We replace gasoline power systems with all electric power systems, some including installed solar cells, and battery management systems. We are also converting some large and small ATV's, electric bicycles and electric scooters. We have 85 electric scooters in inventory that are partially converted. We have begun conversions on three-wheeled vehicles, such as small ATV's and vehicles for handicapped persons. We are developing a rapid charge system that we anticipate reducing charge time by 65%.

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


Electric Motors

      We are using a variety of electric motors in our prototypes. We are not reliant on any single manufacturer of electric motors. There are a large number of domestic and foreign manufacturers of electric motors, and we anticipate the motors with the specifications we require will be available at reasonable commercial prices from a number of these sources.

      We believe that an important characteristic of our technology is the lithium battery power source we intend to use is more efficient and powerful than other battery power sources. Vehicles utilizing this technology have the ability to travel far greater distances, can recharge in less time and also benefit from weight reduction, as compared with vehicles using other battery powered systems. One of the major historic hurdles facing electric vehicle manufacturers is that most power sources would not allow the vehicle to travel over 100 miles before needing to be recharged. We believe that we can produce electric powered vehicles with a travel range equal to or greater than 200 miles.

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

      We have converted golf carts, a type of neighborhood electric vehicle
(NEV). A NEV is a 4-wheeled vehicle, larger than a go cart but smaller than most light-duty passenger vehicles. NEV's are usually configured to carry two or four passengers with a pickup bed. NEV's are defined by the United States National Highway Traffic Safety Administration as subject to Federal Motor Vehicle Safety Standard (FMVSS} No. 500. Per FMVSS 500, NEV's have top speeds between 20 and 25 miles per hour and are defined as "Low Speed Vehicles". FMVSS 500 requires that NEV's be equipped with headlamps, stop lamps, turn signal lamps, tail lamps, reflex reflectors, parking brakes, rear view mirrors, windshields, seat belts, and vehicle identification numbers. About 35 states have passed legislation or regulations allowing NEV's to be licensed and driven on roads that are generally posted at 35 miles per hour or less. While NEV's were initially used in gated communities, they have been increasingly used by the general public for school transportation, shopping and general neighborhood trips. In addition, they are used at military bases, national parks, commercial airports and for local government activities.

R Car

      The Chrysler Crossfire - R-Car - is being re-done to use our new technology and battery management systems. This car would carry four passengers and reach speeds of up to 90 miles per hour, with a range of approximately 200 miles. The R Car is subject to Federal approvals in effect for passenger cars, including safety standards.


ATV's and Lawn and Garden Equipment

      We have converted ATV's, including four small two-passenger ATV's and a four-wheel drive, two-passenger ATV with a truck bed. We also developed what we view as a next generation ATV with four-wheel independent suspension produced by a major ATV manufacturer. This is planned to be the first "stealth" (or totally quiet) ATV. This ATV was displayed at the Globe 2004 exposition in Vancouver, B.C., Canada. We have also converted some lawn and garden equipment.


Current Joint Venture Activities or Negotiations in Progress
------------------------------------------------------------

U.S. Navy

      On February 5, 2004 we announced the initiation of a lithium-ion conversion project with the United States Navy. We have funded the initial 3kw prototype for this project, and the prototype has been completed and delivered to the Navy.

New York City Taxi Commission

      The NYC Taxi Commission agreed to test a PT Cruser which was delivered January 2007. The converted PT Cruiser Taxi was driven for two months in New York City. The project was stopped early due to several factors, the primary being that an electric vehicle cannot be run 24 hours a day, seven days a week. Daily down time is required to charge the vehicle. The vehicle has been returned and the project is completed.

Paratransit

      Paratransit, Sacramento, California, a company providing community transportation services, purchased two converted PT Cruisers. The two vehicles were delivered in November 2006.

NASA

      We have signed a Space Act agreement with NASA and several vehicles are being tested by NASA at the Kennedy Space Center in Florida.

China

      We are converting two wheel bicycles using Geely Corporation frames and will discuss manufacturing these bicycles with Geely Corporation.

Solar House

      We are also constructing a "green" home in Calgary, Alberta.

California Highway Patrol

      Hybrid Technologies funded a lithium-powered bike to honor officers killed in the line of duty. This bike, produced by Big Bear Choppers, was displayed throughout California during the first week of May 2005 at media events honoring slain troopers, and will be kept in the CHP museum.

Arcadis

      In September 2007, we signed a contract to provide a PT Cruiser to Arcadis, a contractor to the U.S. Environmental Protection Administration.

Canadian Ministry of Transportation

We signed an agreement in June 2007, pursuant to which the Canadian Ministry of Transportation purchased a Smart Car and PT Cruiser, both of which have been delivered.


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

      We have approximately 4,000 customers. We are marketing our operations both on the Internet and by print advertising, reaching out to international markets. Our success will depend on our ability to anticipate and respond to various factors affecting the industry, including new technologies, changes in customer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies of competitors.

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

      We also sell IP Phones. These specialized phones look just like normal phones with a handset, cradle and buttons but instead of having the standard phone connectors, IP phones have an ethernet connector. IP phones connect directly to a router and have all the hardware and software necessary to handle the IP call. When a call is placed using VoIP, a request is sent to the soft switch asking which endpoint is associated with the dialed phone number and what that endpoint's current IP address is. Once the IP address is found, an exchange of data between the two endpoints can take place. We use the SIP (Session Initiation Protocol), developed specifically for VoIP applications, for this communication.

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


Employees
---------

      As of the date of this report, we have 25 employees, including our President and CEO, Holly Roseberry, and her assistants at the corporate office, as well as the conversion crew in Mooresville, North Carolina. We have agreements with five consultants on the engineering side and in Marketing/Media.


Research and Development Expenditures
-------------------------------------

      We incurred research and development expenditures of $1,983,947 in our fiscal year ended July 31, 2006, and of approximately $1,009,483 in our fiscal year ended July 31, 2006.


Patents and Trademarks
----------------------

      The Company has filed provisional patent applications with the U.S. Patent and Trademark Office ("USPTO") for three of our inventions relating to our battery management system, cathode material and an ultracapacitor. We have filed a trademark application with the USPTO for "Hybrid Technologies", and a revised filing in April 2007, which received an initial refusal office action by the USPTO staff in May 2007. We plan to appeal this decision.

ITEM 2. DESCRIPTION OF PROPERTY.

Our mailing address is 5841 East Charleston, Suite 230-145, Las Vegas, Nevada, 89142, for which we pay $25 per month, on a month to month basis.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our shares of common stock trade and have traded on the NASD OTC Bulletin Board since March 4, 2002. The OTC Bulletin Board is a network of security dealers who buy and sell stock. A computer network that provides information on current "bids" and "asks", as well as volume information, connects the dealers. The following table sets forth for our last three fiscal years by quarter the high and low closing prices of our common shares traded on the OTC Bulletin Board:

Period                                                            High     Low
------                                                           ------   ------

August 1, 2004 to October 31, 2004                               $ 9.85   $ 5.15
November 1, 2004 to November 18, 2004                            $11.55   $ 9.21
November 19, 2004 to January 31, 2004(1)                         $13.45   $ 8.18
February 1, 2005 to February 28, 2005                            $ 9.55   $ 8.64
March 1, 2005 to March 8, 2005(2)                                $ 9.00   $ 6.50
March 9, 2005 to April 30, 2005(3)                               $ 7.66   $ 3.85
May 1, 2005 to June 14, 2005                                     $ 7.81   $ 5.24
June 15, 2005 to July 31, 2005(4)                                $ 8.50   $ 7.10
August 1, 2005 to August 30, 2005                                $ 9.00   $ 7.50
August 31, 2005 to October 31, 2005(5)                           $ 8.70   $ 4.00
November 1, 2005 to November 29, 2005                            $ 8.94   $ 4.85
November 30, 2005 to January 31, 2006(6)                         $ 7.60   $ 4.75
February 1, 2006 to February 27, 2006                            $14.35   $ 7.62
February 28, 2006 to March 31, 2006(7)                           $14.05   $ 7.96
March 31, 2006 to April 30, 2006(8)                              $11.40   $ 8.60
May 1, 2006 to May 30, 2006                                      $11.20   $ 8.60
May 31, 2006 to July 31, 2006(9)                                 $ 9.43   $ 4.60
August 1, 2006 to October 31, 2006                               $ 7.41   $ 3.30
November 1, 2006 to January 31, 2007 (10)                        $ 5.42   $ 3.52
February 1, 2007 to April 30, 2007 (11)(12)                      $ 4.77   $ 4.11
May 1, 2007 to July 31, 2007 (13)                                $ 4.35   $ 2.50
August 1, 2007 to October 19, 2007                               $ 2.78   $ 1.85

-------------
(1)   Following three-for-one forward split effective November 19, 2004.
(2)   Following the one-for-ten stock dividend effective February 28, 2005.
(3)   Following the one-for-ten reverse split effective March 9, 2005.
(4)   Following the one-for-twenty stock dividend effective June 15, 2005.
(5)   Following the one-for-twenty stock dividend effective August 31, 2005.
(6)   Following the one-for-twenty stock dividend effective November 30, 2005.
(7)   Following the one-for-ten stock dividend effective February 28, 2006.
(8)   Following the one-for-twenty stock dividend effective March 31, 2006.
(9)   Following the one-for-twenty stock dividend effective May 31, 2006.
(10)  A one-for-ten stock dividend was effective November 30, 2006.
(11   Following the one-for-twenty stock dividend effective January 31, 2007.
(12)  A one-for-twenty stock dividend was effective March 30, 2007.
(13)  A one-for-ten stock dividend was effective May 31, 2007.


The above quotations are taken from information provided by Yahoo and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Common Stock

As of October 24, 2007, we had 100 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

      The following table sets forth as of July 31, 2007 information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights.

------------         --------------------------  ---------------------------  ------------------------
                             (a) (b) (c)
Plan category        Number of securities to be  Weighted-average exercise    Number of securities
                     issued upon exercise of     price of outstanding         remaining available for
                     outstanding options,        options, warrants and        future issuance under
                     warrants and rights         rights                       equity compensation
                                                                              plans (excluding
                                                                              securities reflected in
                                                                              column (a))
------------------   --------------------------  ---------------------------  ------------------------
Equity compensation
Plans approved by
security holders
------------------   --------------------------  ---------------------------  ------------------------
Equity compensation
plans not approved   794,000                                   $3.55          3,000,000
by security holders
------------------   --------------------------  ---------------------------  ------------------------
Total                                                                         3,000,000
------------------   --------------------------  ---------------------------  ------------------------

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

The 2006 Restricted Stock Plan has been adopted by the board with 5,000,000 shares reserved. Options covering 2,000,000 shares were granted to Salim Rana, a shareholder of the Company, of which options covering 1,206,000 shares have been exercised. The Plan is administered by the Board of Directors of the Company. Subject to the express limitations of the Plan, the Board has authority in its discretion to determine the eligible persons to whom, and the time or times at which, restricted stock awards may be granted, the number of shares subject to each award, the time or times at which an award will become vested, the performance criteria, business or performance goals or other conditions of an award, and all other terms of the award. The Board also has discretionary authority to interpret the Plan, to make all factual determinations under the Plan, and to make all other determinations necessary or advisable for Plan administration. The Board may prescribe, amend, and rescind rules and regulations relating to the Plan. All interpretations, determinations, and actions by the Board are final, conclusive, and binding upon all parties.

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

Results Of Operations for the Year Ended July 31, 2007

We incurred a net loss of $10,619,757 the year ended July 31, 2007, and of approximately $13,126,909 for the year ended July 31, 2006, including $7,577,275 in stock based compensation in the year ended July 31, 2006, relating to our grant of stock options to consultants during the year, and in the year ended July 31, 2006, general and administrative costs of $11,440,129, and interest expense of $102,082.

Our net loss for the year ended July 31, 2007 decreased from the comparative period in fiscal 2006 (from $13,126,909 in 2006 to approximately $10,619,757 in 2007). This was primarily due to decrease in general and administrative costs from $11,440,129 in 2006, as compared with approximately $9,285,181 in 2007. We had reduced interest expense in the twelve months ended July 31, 2007 of $86,292, as compared with approximately $102,082 in the comparable period in 2006.

PLAN OF OPERATION

During the period since inception on April 12, 2000 to July 31, 2007, we have incurred operating losses aggregating $44,527,591. At July 31, 2007, we had a working capital deficit of $217,956 and a stockholders' deficit of $1,189,576.

The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of July 31, 2007, we had cash on hand of $3,775. Our liabilities at the same date totaled $1,537,496. We do not have sufficient cash on hand or financing in place to complete commercialization of our planned products.

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


Commercial Initiatives

On February 5, 2004 we announced the initiation of a lithium-ion conversion project with the United States Navy. We have funded the initial 3kw prototype for this project, and the prototype has been completed and delivered to the Navy. The NYC Taxi Commission agreed to test a PT Cruiser which was delivered January 2007. The converted PT Cruiser Taxi was driven for two months in New York City. The vehicle has been returned and the project is completed. Paratransit, Sacramento, California, a company providing community transportation services, purchased two converted PT Cruisers. We have signed a Space Act agreement with NASA and several vehicles are being tested by NASA at the Kennedy Space Center in Florida. We are also constructing a "green" home in Calgary, Alberta. We signed an agreement in June 2007, pursuant to which the Canadian Ministry of Transportation purchased a Smart Car and PT Cruiser, both of which have been delivered. In September 2007, we signed a contract to provide a PT Cruiser to Arcadis, a contractor to the U.S. Environmental Protection Administration.

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

On February 24, 2004, we announced receipt of $1 million dollars of a $3 million dollar non-recourse loan to be collateralized by stock. On April 14, 2004, we drew down an additional $1,000,000 on this loan, and on April 22, 2004, we drew down the final $1,000,000 of the loan. The lender was Sterling Capital, Inc., and the loan was collateralized by 9,000,000 shares of restricted common stock (split adjusted), which shares, together with shares issuable by reason of stock splits and dividends, totaling 12, 732,500 shares, were issued to Sterling Capital at the maturity of the loan, since the recourse of Sterling Capital in the event of nonpayment of the loan at maturity was solely to the shares held in escrow as collateral.

      We have raised equity capital through issuances of common stock and debt. During the twelve months ended July 31, 2007, we received proceeds of $4,281,300 from the exercise of stock options.

      At July 31, 2007, we had $3,775 cash on hand. Our ability to raise additional capital is affected by trends and uncertainties beyond our control.

      On October 29, 2007, we entered into a Loan Agreement with Wyndom Capital Investments, Inc. (the "Lender"). The Loan Agreement provides for loans to the Company of up to $4,000,000, with a minimum initial loan of $500,000 the disbursement of which to us took place on in late October, 2007. The notes evidencing the installments of the loans bear interest payable monthly in arrears at the rate of 10% per annum, and mature and are due and payable three years from the date of issuance. The loans under the Loan Agreement are secured by shares of our common stock held by the Lender. We are required to issue shares as collateral at the rate of two and one half shares of our common stock for each dollar principal amount of the loan advanced to us. If there is a trading halt in our common stock or we file for bankruptcy or reorganization, the Lender has full recourse against the Company to collect the unpaid amounts owing under the Loan Agreement and notes issued pursuant thereto, including a first priority lien on all of our assets. In the event of the occurrence of another type of default, which we do not cure in a timely fashion, the Lender, as its sole recourse, is entitled to take possession for its sole benefit of the shares of common stock designated as collateral for the principal amount of the Loan that is in default. After the Lender has disbursed the first $1,000,000 principal amount of the Loan to us, the Lender is entitled to receive a certificate for the balance of the 7,500,000 shares of common stock representing the collateral for the $3,000,000 balance of the funds that may be disbursed under the Loan Agreement. To the extent the $3,000,000 balance of funds are not delivered, we are entitled to cancel such certificate, with the Lender retaining the appropriate number of shares as collateral for advances in excess of $1,000,000.

      Our current operating funds and financing facility are less than necessary for commercialization of our planned products, and therefore we will need to obtain additional financing in order to complete our business plan. We anticipate that up to $2,000,000 of additional working capital will be required over the next 12 months for market introduction of these products through joint venture partners or otherwise. We do not have sufficient cash on hand to meet these anticipated obligations.


      We do not currently have any arrangements for financing other than the Wyndom Capital loan agreement, which may not furnish us with all of the capital that we require, and we may not be able to find additional financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

      Our auditors are of the opinion that our continuation as a going concern is in doubt. Our continuation as a going concern is dependent upon continued financial support from our shareholders and other related parties.

ITEM 7. FINANCIAL STATEMENTS.

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Hybrid Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Hybrid Technologies, Inc. (a development stage company) as of July 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended July 31, 2007 and 2006, and from April 12, 2000 (Inception) through July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Hybrid Technologies, Inc. as of July 31, 2007 and 2006, and the results of consolidated operations and cash flows for the years ended July 31, 2007 and 2006, and from April 12, 2000 (Inception) through July 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $45,411,768 from April 12, 2000 (Inception) through July 31, 2007. This and other factors discussed in
Note 2 raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ Haynie & Company
Littleton, CO
November 13, 2007

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Balance Sheets

                                                                                   July 31,          July 31,
 ASSETS                                                                              2007              2006
----------------------------------------------------------------------------------------------------------------
Current assets:
     Cash                                                                        $      3,775      $    519,181
     Accounts receivable, net of allowance
       for doubtful accounts of $139,003
       and $2,465 , respectively                                                        1,994            22,620
     Inventories                                                                      425,775           282,969
     Other current assets                                                              60,233            61,799
     Advances to related parties                                                       24,505                --
                                                                                 ------------------------------
                 Total current assets                                                 516,282           886,569

Property and equipment, net                                                         2,120,343         2,091,617

Other assets                                                                           92,824         1,534,766
                                                                                 ------------------------------

                                                                                 $  2,729,449      $  4,512,952
                                                                                 ==============================

 LIABILITIES AND STOCKHOLDERS' DEFICIT
----------------------------------------------------------------------------------------------------------------

Current liabilities:
     Current portion of long-term debt                                           $    241,460      $    224,442
     Accounts payable and accrued expenses                                            489,788           318,392
     Deferred revenues - customer deposits                                              2,990            26,625
     Advances from related parties                                                         --            83,529
                                                                                 ------------------------------
                 Total current liabilities                                            734,238           652,988

Long-term debt                                                                        803,258         1,025,293

Commitments and contingencies                                                              --                --

Minority interest                                                                       2,377             2,377

Stockholders' equity (deficit)
     Common stock, $.001 par value, 270,000,000 authorized 25,895,130 shares issued and outstanding at July 31, 2006
         39,500,511 shares issued and outstanding at July 31, 2007                     39,271            25,895
     Additional paid in capital                                                    46,569,933        37,598,410
     Deficit accumulated during the development stage                             (45,411,768)      (34,792,011)
     Accumulated other comprehensive income                                            (7,860)               --
                                                                                 ------------------------------
                                                                                    1,189,576         2,832,294
                                                                                 ------------------------------

                                                                                 $  2,729,449      $  4,512,952
                                                                                 ==============================

See Notes to the Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Statements of Operations

                                                                                         INCEPTION
                                                     Year Ended        Year Ended         THROUGH
                                                   July 31, 2007     July 31, 2006     July 31, 2007
----------------------------------------------------------------------------------------------------
Sales                                              $  1,378,812      $    390,441      $  1,769,253
Cost of sales                                         1,306,471           842,825         2,149,296
                                                   ------------------------------------------------
     Gross Profit (loss)                                 72,341          (452,384)         (380,043)
                                                   ------------------------------------------------

Costs and expenses:
     General and administrative                       9,285,181        11,440,129        38,177,932
     Research and development                         1,009,483         1,983,947         5,969,616
                                                   ------------------------------------------------
                                                     10,294,664        13,424,076        44,147,548
                                                   ------------------------------------------------

                  (loss from operations)            (10,222,323)      (13,876,460)      (44,527,591)

Other income (expense)
     Interest expense                                   (86,292)         (102,082)         (741,437)
     Interest income                                      1,191            19,670            20,861
     Loss from subsidiaries                                  --                --                --
     Loss from sale of other assets                    (314,381)               --          (314,381)
     Other income (expenses)                              2,048           831,963           890,981
                                                   ------------------------------------------------

     Net (loss) before discontinued operations
     and minority interest                          (10,619,757)      (13,126,909)      (44,671,567)

     Loss from discontinued operations                       --                --          (757,024)
                                                   ------------------------------------------------
                                                    (10,619,757)      (13,126,909)      (45,428,591)

     Minority interest in net loss                           --                --            16,823
                                                   ------------------------------------------------

Net loss                                            (10,619,757)      (13,126,909)      (45,411,768)

Other comprehensive income
  Foreign currency translation                           (7,860)               --                --
                                                   ------------------------------------------------

Net comprehensive (loss)                           $(10,627,617)     $(13,126,909)     $(45,411,768)
                                                   ================================================

                                                   ------------------------------
 Net (loss) per share basic and fully diluted      $      (0.37)     $      (1.22)
                                                   ==============================

Weighted number of shares                            28,393,440        10,753,799

See Notes to Financial Statements

 HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Statement of Stockholder's Equity (Deficit)

                                                                                          Deficit
                                                                                        Accumulated
                                                                         Additional     during the
                                           Common stock                    Paid-in      Development    Comprehensive
                                               Shares         Amount       Capital         Stage           Income           Total
------------------------------------------------------------------------------------------------------------------------------------
Balance August 1, 2005                       7,683,515         7,684     17,603,366     (21,665,102)             --      (4,054,052)

Stock issuances
     Value of stock options issued                  --            --      7,577,255              --              --       7,577,255
     Exercise of options                     1,470,500         1,471      9,434,530              --              --       9,436,001
     Stock issued for debt                  12,732,500        12,733      2,987,266              --              --       2,999,999
     Stock dividends                         4,008,615         4,008         (4,008)             --              --              --
Net (loss) for the period                           --            --             --     (13,126,909)             --     (13,126,909)

                                           ----------------------------------------------------------------------------------------
Balance July 31, 2006                       25,895,130        25,895     37,598,409     (34,792,011)                      2,832,293

Stock issuances
     Value of stock options issued                  --            --      2,103,600              --              --       2,103,600
     Exercise of options                     1,206,000         1,206      4,280,094              --              --       4,281,300
     Value of stock issued for services      3,100,000         3,100      2,596,900                                       2,600,000
     Stock issued for debt                          --            --             --              --              --              --
     Stock dividends                         9,070,998         9,070         (9,070)             --              --              --
Net (loss) for the period                           --            --             --     (10,619,757)             --     (10,619,757)

Foreign currency transactions                       --            --             --              --          (7,860)         (7,860)

                                           ----------------------------------------------------------------------------------------
Balance July 31, 2007                       39,272,128  $     39,271   $ 46,569,933    $(45,411,768)   $     (7,860)   $  1,189,576
                                           ========================================================================================

See Notes to Financial Statements

 HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Statements of Cash Flows

                                                                                                         Inception
                                                                                                          through
                                                                     Year Ended      Year Ended          April 30,
                                                                   July 31, 2007    July 31, 2006          2007
--------------------------------------------------------------------------------------------------------------------
Cash provided (used in) Operating Activities:
Net (loss) for the period                                          $(10,619,757)     $(13,126,909)     $(45,411,768)
Adjustments to reconcile net (loss) to cash
  Depreciation & Amortization                                           130,476            58,665           716,559
  Bad debt expense                                                      176,904                --           176,904
  Gain/loss of sale of other assets                                     314,381                --           314,381
  Minority interest in loss                                                  --                --           (16,823)
  Stock-based compensation                                            4,703,599         7,577,255        23,745,641
  (Increase) decrease in accounts receivable                           (156,278)          (13,228)         (178,898)
  (Increase) decrease in inventories                                   (142,806)         (261,077)         (425,775)
  (Increase) decrease in prepaid expenses and other assets                1,566           (51,504)          (60,233)
  (Increase) decrease in other assets                                        --           (50,000)          (50,000)
  Increase (decrease) in accounts payable and accrued expenses          144,771          (922,488)          489,788
  Increase in deferred revenue                                            2,990                --             2,990
  Write off of mineral property                                              --                --             5,150
  Loss from discontinued operations                                          --                --           757,024
                                                                   ------------------------------------------------
            Cash (used in) operating activities                      (5,444,154)       (6,789,286)      (19,935,060)

Cash provided (used in) Investing Activities:
  (Increase) decrease in other assets                                    (8,811)       (1,440,881)       (1,493,577)
  Proceeds from sale of other assets                                  1,136,372                           1,136,372
  Increase in restricted cash                                                --                --           (40,215)
  Purchase of mineral property                                               --                --            (5,150)
  Purchase of property and equipment                                   (159,202)         (806,131)       (1,032,082)
                                                                   ------------------------------------------------
            Cash (used in) investing activities                         968,359        (2,247,012)       (1,434,652)

Cash provided (used in) by Financing Activities:
  Sale of minority interest in subsidiaries                                  --                --            19,200
  Proceeds from the exercise of stock options                         4,281,300         9,436,000        15,292,895
  Collection of stock receivable                                             --                --            50,000
  Proceeds from the issuance of debt                                         --                --         2,920,000
 Advances from related parties                                        3,446,777         2,195,715         8,842,231
  Payments of related party advances                                 (3,554,811)       (2,112,186)       (5,666,997)
  Payments of debt                                                     (205,017)         (130,265)         (335,282)
  Proceeds from the issuance of common stock                                 --                --           259,300
                                                                   ------------------------------------------------
            Cash provided by financing activities                     3,968,249         9,389,264        21,381,347

Effect of exhange rate changes on cash and cash equivalents              (7,860)               --            (7,860)
                                                                   ------------------------------------------------

Net increase (decrease) in cash                                        (515,406)          352,966             3,775

Cash at beginning of period                                             519,181           166,215                --
                                                                   ------------------------------------------------

Cash at end of period                                              $      3,775      $    519,181      $      3,775
                                                                   ================================================

See Notes to Financial Statements

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1. Nature of Operations and Summary of Significant Accounting Policies

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representations of management. These accounting policies conform to accounting policies generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Nature of operations and organization

Hybrid Technologies, Inc., Inc. (formerly Whistler Investments, Inc.) was incorporated under the laws of the State of Nevada, April 12, 2000. The Hybrid Technologies, Inc.'s (the Company) original business was the exploration and development of mineral interests. The Company abandoned these interests in 2003.

The Company is currently pursuing the development and marketing of electric powered vehicles and products based on the advanced lithium battery technology it has developed. Additionally, one of the Company's subsidiaries is pursuing the sale and installation of internet based telecommunications. At July 31, 2007 the Company deems itself a development stage company as planned principal operations have not commenced in its primary lines of business and there are no significant revenues from its subsidiary operations compared to the consolidated group as a whole. To date revenues generated are primarily related to the telecommunications operations.

Basis of consolidation

The consolidated financial statements included the accounts and records of the Company and its wholly owned subsidiary Zingo, Inc., Global Hybrid Corp., R.-Electric Car, Co., Solium Power Corp. and Hybrid Technologies USA Distributing Inc. All significant intercompany accounts and transactions have been eliminated. The Company does not have any special purpose entities.

The following is a listing of the Company's subsidiaries and its ownership interests

      Zingo, Inc. (consolidated)                                       69.60%
      Global Electric, Corp. (consolidated)                            67.57%
      R Electric Car, Co.                                              67.57%
      Solium Power, Corp                                               67.57%
      Hybrid Technologies Distributing Inc.                           100.00%

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

Licensing fees

Licensing fees related to Product Licensing Agreements were expensed as incurred.

Accounts receivables

The Company provides credit to customers in the normal course of business. An allowance for accounts receivable is estimated by management based in part on the aging of receivables and historical transactions. Periodically management reviews accounts receivable for accounts that appear to be uncollectible and writes off these uncollectible balances against the allowance accordingly.

Inventories

Inventories are stated at the lower of cost or market. Cost is based on the specific identification method.

                                                         2007             2006
                                                       -------------------------
Raw materials and work in progress                     $323,170         $234,785
Finished goods                                          102,605           48,184
                                                       -------------------------
                                                       $425,775         $282,969
                                                       =========================

Raw materials and work in progress is related to the Company's planned sales of electric powered products. Finished goods relate to its telecommunication operations.

Property and equipment

Property and equipment are recorded at cost. Depreciation of property and equipment are accounted for by accelerated methods over the following estimated useful lives

                                               Lives             Methods
                                             ------------------------------
      Building improvements                   39 years        Straight line
      Furniture and fixtures                  10 years        Accelerated
      Software                               3-5 years        Straight line
      Computers                               5 years         Straight line

Stock based compensation

We issue stock options to our employees and other certain service providers under stockholder approved stock option programs that provide the right to purchase our stock pursuant to stock purchase programs. See note 9 for further disclosures and discussions.

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

Advertising

Advertising costs are generally expensed as incurred are included in general and administrative expenses. Total advertising expenditures for the years ended July 31, 2007 and 2006 and inception to July 31, 2007 date amounted to approximately $282,000, $350,000 and $1,023,000, respectively.

Research and development costs

Research and development costs are charged to expense as incurred.

Concentration of risk

The Company maintains cash deposit accounts and certificates of deposits which at times may exceed federally insured limits. The Fund has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash. As of July 31, 2007 and 2006, the Company had $0 and $391,602, respectively, in excess of the federally insured limits.

One of the Company's subsidiaries obtains a majority of its operational supplies from a single vendor. As a result of this concentration, events that may affect the future ability to purchase from this supplier may cause a material adverse effect on the ability of the Company to deliver goods and services in this line of business.

Income taxes

The Company records Income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS No. 109 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carry forwards and tax credit carry forwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. As a result, no tax benefit is reflected in the accompanying statements of operations. Should the Company achieve sufficient, sustained income in the future, management may conclude that some or all of the valuation allowance should be reversed (Note 13).

Comprehensive income (loss)

The Company reports comprehensive income (loss) in accordance with the requirements of Statement of Financial Accounting Standards No. 130. For the year ended July 31, 2007, the difference between net income (loss) and comprehensive income (loss) is foreign currency translation. For the year ended December 31, 2006 there is no difference between net income (loss) and comprehensive income (loss).

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1. Nature of Operations and Summary of Significant Accounting Policies - continued

Long-lived assets

The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standard No. 144 (SFAS 144) "Accounting for Long-Lived Assets". The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that may suggest impairment. The Company recognizes impairment when the sum of undiscounted future cash flows is less than the carrying amount of the asset. The write down of the asset is charged to the period in which the impairment occurs.

Research and development costs

Research and development costs are charged to expense as incurred.

Foreign currency translation

The consolidated financial statements are presented in United States dollars in accordance with Statement of Financial Accounting Standards No. 52, (SFAS 52, "Foreign Currency Translation". Foreign denominated monetary assets are translated to United States dollars using foreign exchange rates in effect at the balance sheet date. Non-monetary items are translated at historical exchange rates except for items carried at market value which are translated at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the period. Gain or losses arising on foreign currency transactions are included in the determination of operating results for the period.

Reclassification

Certain reclassifications have been made to the prior year's financial statements to conform with the current year presentation. These reclassifications have had no impact on the net equity or income (loss) from operations.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We do not expect the adoption of SFAS No. 157 to have a material impact on it consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1. Nature of Operations and Summary of Significant Accounting Policies - continued

credits that arise during the period but are not recognized as components of net periodic benefit cost. We do not expect the implementation of this will have a significant impact on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

Note 2. Going concern

The Company's financial statements are prepared based on the going concern principle. That principle anticipates the realization of assets and payments of liabilities through the ordinary course of business. No adjustments have been made to reduce the value of any assets or record additional liabilities, if any, if the Company were to cease to exist. The Company's ability to remain a going concern is dependent upon its ability to raise additional capital as required and the forbearance of the Company's creditors. There are no guarantees that the Company will be able to meet its capital needs until as such time as a viable business is established. Additionally, the lack of capital may limit the Company's ability to establish a viable business.

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

Trade Winds was organized in 2003 and was engaged in selling internet based voice communication products and services to international customers.

Trade Winds had no operations prior to January 31, 2004. Accordingly, the following unaudited pro-forma summary statement of operations gives effect to the transaction as if Trade Winds had been part of the consolidated group for the year ended January 31, 2004.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 3. Business combination - continued

The Company entered into an agreement whereby the Company exchanged its 100% ownership of Whistler Tel, Inc. for 80,000,000 shares of JavaKingCoffee.

Note 4. Property and equipment

Property and equipment at July 31, consists of:

                                                 2007             2006
                                             ----------------------------
      Building improvements                  $ 1,270,637      $ 1,155,254
      Computer equipment                          22,286               --
      Furniture and fixtures                     115,944          108,261
      Office equipment                            92,539           92,947
      Machinery and equipment                     27,389           27,389
      Vehicles                                    73,203           60,979
      Software costs                              19,993           19,993
      Land                                       700,000          700,000
                                             ----------------------------
                                               2,321,991        2,164,823
      less accumulated depreciation             (201,648)         (73,206)
                                             ----------------------------
                                             $ 2,120,343      $ 2,091,617
                                             ============================

For the years ended July 31, 2007, July 31, 2006 and inception to date depreciation amounted to approximately $128,137, $60,000 and $158,000, respectively.

Note 5. Other assets

Other assets as of July 31, consists of:

                                                  2007             2006
                                               ---------------------------
      Property under construction              $       --       $1,113,762
      Restricted cash                              41,224           41,239
      Deposits                                     51,600          329,765
      Other notes receivable - net                     --           50,000
                                               ---------------------------
                                               $   92,824       $1,534,766
                                               ===========================

Property under construction consisted of a solar powered demonstration home in Calgary, Canada. The value includes the value of the underlying real estate in addition to construction and conversion costs. The underlying real estate was purchased and improved by the Company for approximately $1,113,000 and sold for $639,000 on March 14, 2007.

Note 6. Advances from related parties and related party transactions

During the years ended July 31, 2007 and 2006 the Company received and repaid additional advances from Del Mar Ventures Corp, a Company owned by Aarif Jamani (a Company stockholder) of approximately $2,334,000 and $2,408,000, respectively in 2007, and $2,195,000 and $2,112,000, respectively in 2006. The balance for the years ended July 31, 2007 and 2006 were approximately $9,940 and $83,500, respectively.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 6. Advances from related parties and related party transactions - continued

As discussed in Note 3, the Company acquired the major assets of Trade Winds Telecom, LLC for the payment of approximately $20,000 in cash and the issuance of an $80,000 note to a company under the control of Aarif Jamani, a stockholder of the Company.

The Company also received and repaid addition advances from SSRI (owned by a Company stockholder) for July 31, 2007 and July 31, 2006 in amounts of approximately $109,000 and $210,000, respectively for 2007 and $302,000 and $281,000, respectively for 2006. The Company was owed approximately $94,000 and $30 at July 31, 2007 and 2006, respectively.

During the year ended July 31, 2007 the Company received and repaid additional advances from Salim Rana (a Company stockholder) of approximately $562,500 and $8,300. The balance owed at July 31, 2007 was approximately $554,200.

Also during the year ended July 31, 2007, the Company received and repaid additional advances from A & S Holding (owned by a previous president) of approximately $436,000 and $447,000. The Company was owed approximately $11,000 at July 31, 2007.

Advances owed or receivable are reported as current assets or liabilities, accordingly. These advances are not subject to written agreements and have no specific repayment terms but are deemed due on demand and do not interest bearing.

Note 7. Long-term debt

Long-term debt at July 31, consists of:

                                                         2007           2006
                                                     --------------------------
      8% note payable to Richard Howard,
      payable in monthly installments
      of approximately $26,350 including interest,
      collateralized by real property
      due in full on or before June 2011             $ 1,044,718    $ 1,249,735
                                                     --------------------------
                                                       1,044,718      1,249,735
                              Less current portion      (241,460)      (224,442)
                                                     --------------------------
                                                     $   803,258    $ 1,025,293
                                                     ==========================

Principal maturities on continuing operations are as follows as of July 31, 2007:

                  2008                              $  241,460
                  2009                                 261,502
                  2010                                 283,206
                  2011                                 258,550

                                                    ----------
                                                    $1,044,718
                                                    ==========

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 8. Stockholders' equity (deficit)

During the year ended July 31, 2006:

      The Company issued 1,476,000 shares of stock under the terms of options awarded.

      12,732,500 shares previously held as collateral for debt of $3,000,000 were issued. Original pledge was of 9,000,000 shares and accumulated stock dividends.

      The Company issued stock dividends totaling 4,008,615 shares.

During the year ended July 31, 2007:

      The Company issued 1,206,000 shares of stock under the terms of options awarded.

      The Company issued stock dividends totaling 3,351,053 shares.

Note 9. Stock Options and Deferred stock-based compensation

Prior to August 1, 2006, we accounted for our share-based compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Effective August 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payment." The adoption of SFAS No. 123(R) resulted in the recording of compensation expense for employee stock options and employee stock purchase rights in our financial statements. Such compensation expense is recognized over the requisite service period based on the fair value of the options or rights on the date of grant.

Using the modified-prospective transition method, the compensation cost recognized during the year ended July 31, 2007, included (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R).

The following table reflects the assumptions utilized to value the 2006 stock-based compensation for the year ended July 31, 2007 under SFAS 123R and using the Black-Scholes valuation model. Among other factors, the Black Scholes model considers the expected life of the option and the expected volatility of the Company's stock price in arriving at an option valuation. The risk-free interest rate is based upon U.S. Treasury Rates for instruments with similar terms. The expected term of the grants were estimated based upon the Company's prior average experience. The Company has not paid cash dividends to date and does not plan to pay cash dividends in the near future. The volatility assumptions were derived from historical volatilities of competitors whose shares are traded in the public markets and are adjusted to reflect anticipated behavior specific to the Company.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 9. Stock Options and Deferred stock-based compensation - continued

      Expected dividend yield                                           0%
      Risk-free interest rate                                       1 - 5%
      Expected volatility                                             100%
      Expected life from the vesting date                      .4 - 1 year

The Company established the 2003 Restricted Stock Plan ("the Plan") during the year ended January 31, 2004 as, well as the 2006 Restricted Stock Plan, and filed an S-8 Registration Statement with the Securities and Exchange Commission that was declared effective. The Plan allows the Company's Board of Directors to issue up to 1,800,000 common shares for the 2003 Restricted Stock Plan and 5,000,000 common shares for the 2006 Restricted Stock Plan pursuant to the Plan as compensation for services to the Company. The Company's Board of Directors has the discretion to set the price, term vesting schedules and other terms and conditions for options granted under the plan.

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

During the years ended July 31, 2007 and 2006, the Company awarded 1,206,000 and 1,474,000 options, respectively with an option price of $3.55 and $6.40 per share for July 31, 2007 and 2006 respectively to various consultants. During the years ended July 31, 2007 and 2006, 1,206,000 and

1,470 ,000 options, respectively, were vested the fair market value of which was determined under the Black-Scholes formula to be approximately $2,100,000 and $7,578,000 in July 31, 2007 and 2006 and is included in general and administrative expenses.

A summary of the Company's Restricted Stock Plans follows:

      Authorized but ungranted options                         Weighted average
                                                                 grant date
                                                  Shares         price/share
                                                -------------------------------
      Balance August 1, 2005                           --         $      --
      Options granted                                  --         $      --
      Options cancelled/expired                        --
                                                ---------
      Balance July 31, 2006                            --
      Options granted                           2,000,000         $    3.55
      Options cancelled/expired                        --
                                                ---------
      Balance July 31, 2007                     2,000,000
                                                =========

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 9. Stock Options and Deferred stock-based compensation - continued

      Options granted but unexercised                          Weighted average
                                                                 grant date
                                                  Shares         price/share
                                                -------------------------------
      Balance July 31, 2006                            --
      Options granted during the year
        ended July 31, 2007                     2,000,000         $    3.55
      Options exercised during the year
        ended July 31, 2007                     -1,206,000        $    3.55
                                                ---------
      Unexercised options                         794,000
                                                =========

During the year ended July 31, 2007, total cash and related advances relieved in return for the exercise of options under the plan amounted to approximately $4,300,000.

Note 10. Contingencies

The Company leases certain real property under the terms of certain non-cancelable operating leases. It is expected that in the normal course of business the lease will be continued or replaced by a similar arrangements.

Future minimum payments under these leases are approximately:

Year ending July 31, 2008                                                $51,477
Year ending July 31, 2009                                                 45,379
Year ending July 31, 2010                                                 20,110
                                                                         -------
                                                                         $96,856
                                                                         =======

Total rent expenses amount to approximately $73,709, $67,000 for the years ended July 31, 2007 and 2006, respectively and $144,000 from inception to date.

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

The Company entered into arbitration with former Company consultant Martin Koebler and since, Hybrid has been granted relief.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 10. Contingencies - continued

Legal Contingencies

The Company is currently involved in various claims and legal proceedings. Quarterly, the Company reviews the status of each significant matter and assesses its potential financial exposure and if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

Letter of credit

The Company through its subsidiary has obtained a letter of credit in the amount of $40,000 from a financial institution to guarantee certain creditors payments. The financial institution has required the Company maintain deposits totaling $41,215 be kept on deposit as collateral for the letter of credit and related fee. This restricted cash is included in other assets.

Note 11. (Loss) per share

The Company accounts for income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earning per Share". SFAS requires the presentation of both basic and fully diluted earnings per share
(EPS) on the face of the statement of operations. Basic EPS is computed by dividing the net income (loss) available to common shareholders (numerator) by the weighted average common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options. The treasury method is used for computing Diluted EPS the average stock price for the period is used in determining the number of net shares to be purchased from options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The numerator and denominator are the same in both calculations for Diluted EPS and Basic EPS.

Note 12. Income taxes

The Company has deferred tax assets of approximately $17,000,000 and $12,100,000 as a result of the net operating losses incurred through July 31, 2007 and 2006, respectively. These deferred tax assets are reduced by a valuation allowance in an equal amount due to the uncertainty as to whether the net operating losses will be utilized. The statutory tax rate and effective tax rate both equal 35%.

Under current tax laws, the operating losses incurred by the Company will begin to expire in 2022.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 13. Other required cash flow disclosures

                                                                                      Inception
                                                         Year Ended     Year Ended     through
                                                       July 31, 2007  July 31, 2006  July 31, 2007
                                                       -------------------------------------------
Supplemental disclosures of non-cash transactions:
  Issuance of common stock for financing transaction     $       --     $       --     $       --
  Return of common stock form cancellation
       of financing transactions                         $       --     $       --     $       --
  Assumption of mortgage payable                         $       --     $       --     $       --
  Promissory note payable                                $       --     $       --     $       --
  Expenses settled with stock and/ or options            $       --     $       --     $       --
  Notes and mortgages assumed in disposal
     of discontinued operations                          $       --     $       --     $       --
  Deferred financing costs acquired with debt            $       --     $       --     $       --
  Other current assets acquired by issuance of debt      $       --     $       --     $       --
  Fixed assets acquired by the issuance of debt          $       --     $1,300,000     $1,300,000
  Reduction of additional paid in capital from
     from issuance of debt                               $       --     $       --     $       --
  Shares issued for related party advances               $       --     $3,000,000     $3,000,000

Other required disclosures:
 Interest paid                                           $   86,292     $  287,977     $  374,269
 Income taxes paid                                       $       --     $       --     $       --

Note 14. Subsequent event

Subsequent to year end, Shaffiq Kotadia resigned as Director from the Company.

In October 2007, the Company entered into a loan agreement with Wyndom Capital Investments, Inc. The agreement provides loans up to $4,000,000 with interest payable monthly at a rate of 10% per annum. Loans under the agreement are secured by the Company's shares of common stock at a rate of two and one half shares to each dollar of principal. As of November 12, 2007, the Company has borrowed $1,000,000 under the loan agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

      As of the end of the fiscal year ended July 31, 2007, covered by this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of Holly Roseberry, the Company's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting her to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report on Form 10-KSB. The Company has an audit committee of the Board of Directors enabling us to more effectively monitor financial matters and inventory controls.

ITEM 8B. OTHER INFORMATION.

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of October 31, 2007 are as follows:

           Name           Age                  Position
           ----           ---                  --------

Holly A. Roseberry....     55    Chief Executive Officer, President and Director

Mehboob Charania......     51    Director

Brian Newman..........     56    Director

Greg Navone...........     60    Director


      Our Board of Directors now consists of four directors. Shaffiq Kotadia resigned as a director on October 19, 2007 for personal reasons.

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

MEHBOOB CHARANIA has acted as our secretary since November 15, 2002. Since June 2001, Mr. Charania has been the owner and operator of Infusion Bistro, a restaurant located in Calgary, Alberta. From 1998 to 2001, he acted as a manager at IBM's Calgary office. Mr. Charania has held the position of Secretary and a Director of our majority-owned subsidiary, Zingo, Inc. since August 30, 2005.

BRIAN NEWMAN graduated with a Bachelor of Commerce degree from the University of Calgary in 1978, and received a degree as a Chartered Accountant from the Institute of Chartered Accountants in Alberta in 1982. He has been a director and President of Brian Newman Professional Corporation, a public accounting firm located in Calgary, Alberta for the past 25 years. Mr. Newman has served since September 2004 to the present as a director of Olympia Financial Group, and since September 2004 to the present has also served as a director of Albury Resources Ltd. Both of these companies are publicly traded in Canada, but neither is a reporting company under the Securities Exchange Act of 1934.

GREGORY NAVONE graduated from St. Mary's College in Morgan, California, in 1968, with a Bachelor of Arts degree. For the past two years, Mr. Navone has been the owner and President of First Interstate Mortgage, a mortgage banking firm. Since 1987, Mr. Navone has been the owner and President of First Capital Financial. Both these firms are located in Las Vegas, Nevada. Mr. Navone was appointed a director of the Company shortly following its incorporation in April 2000, and served as a director until February, 2002.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees

We have recently formed an audit committee, with Brian Newman, an independent "financial expert" member as defined in the rules of the Securities and Exchange Commission.

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

Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2007 all such filing requirements applicable to its officers and directors were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information as to the Company's highest paid executive officers and directors for the Company's fiscal years ended July 31, 2007 and 2005. No other compensation was paid to any such officer or director other than the cash compensation set forth below.


                           SUMMARY COMPENSATION TABLE

   Name and     Year    Salary     Bonus     Stock     Option     Non-Equity        Change in     All Other    Total
  Principal       *       ($)       ($)     Awards     Awards      Incentive      Pension Value    Compen-      ($)
  Position**                                  ($)       ($)          Plan         and Nonquali-     Sation
                                                                 Compensation     fied Deferred
                                                                      ($)         Compensation
                                                                                    Earnings
                                                                                       ($)
     (a)         (b)      (c)       (d)       (e)       (f)           (g)              (h)           (i)        (j)
--------------- ------ ---------- -------- ---------- --------- ---------------- ---------------- ----------- ---------
Holly
Roseberry
President       2006   $   48,300                                                                             $  48,300
                2007   $   60,500                                                                             $  60,500
Mehboob
Charania,
Director        2007   $    1,827                                                                             $   1,827

-----------------
* Years ended July 31, 2007 and July 31, 2006.

** Holly Roseberry has held the office of President since November 15, 2002. Ms. Roseberry's functions as President have included, in addition to accounting and regulatory filing oversight, management and the sale of the Azra shopping center, general management of our day-to-day operations, working with the attorneys and accountants for the Company, general oversight of the agreements with and oversight of consultants to the Company and correspondence with the Company's transfer agent. Ms. Roseberry, as President and Chief Executive Officer, received management fees of $1,100 per week through December 31, 2006 and $1,210 per week thereafter in our 2007 fiscal year. Her compensation for 2007 included $12,000 of directors fees paid by Zingo, Inc., our wholly-owned telecommunications subsidiary.

Option/SAR Grants in Last Fiscal Year

      There were no grant of options to purchase our common stock to our officers or directors in fiscal 2007, and there were no exercises of such options during or options held at the end of such fiscal year by officers or directors.

Directors' Compensation

Commencing June 1, 2006, we have paid Brian Newman, Gregory Navone and Shaffiq Kotadia directors' fees of $1,000 per month. Ms. Roseberry is compensated as Chief Executive Officer, and receives no additional directors fees from the Company for acting as a director. In our fiscal year ended July 31, 2007, Ms. Roseberry received $12,000 in directors fees from Zingo, Inc., our majority-owned telecommunications subsidiary.

                              DIRECTOR COMPENSATION

     Name          Fees      Stock Awards    Option       Non-Equity        Change in       All Other        Total
                 Earned or       ($)         Awards     Incentive Plan    Pension Value    Compensation       ($)
                  Paid in                      ($)       Compensation          and             ($)
                   Cash                                       ($)         Nonqualified
                    ($)                                                     Deferred
                                                                          Compensation
                                                                            Earnings
                                                                               ($)
     (a)            (b)          (c)           (d)            (e)              (f)             (g)            (h)
--------------- ------------ ------------- ------------ ---------------- ---------------- --------------- ------------
Brian Newman    $     12,000                                                                              $     12,000
Gregory Navone  $     12,000                                                                              $     12,000
Shaffiq         $     12,000                                                                              $     12,000
Kotadia


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 24, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and
(iii)officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.


                  Name and address                     Number of Shares   Percentage of
Title of class    of beneficial owner                  of Common Stock    Common Stock (1)
-------------     -------------------                  ----------------   ----------------
Common Stock      Holly Roseberry                                 3,876                  *
                  President, CEO, Director
                  5841 E. Charleston, Suite 230-145
                  Las Vegas, Nevada 89142

                  All Officers and Directors                      3,876                  *
                  Directors  as a Group that
                  Consists of four persons

                  Eurolink Corporation
                  35 New Road, Lower Flat PP Box 211
                  Belize City, Belize                         14,691,254             37.2%

                  Esmeralda Development Ltd.
                  200-675 West Hastings St.
                  Vancouver, BC Canada V6B 1N2                 2,194,847              5.5%

                  Rocamar Investments Ltd.
                  2502-1331 W Georgia St.
                  Vancouver, BC Canada V6E 4P1                 2,343,000              5.9%

-------------------------
*        Less than 1%

(1) As of October 24, 2007, there were 39,500,511 shares of our common stock issued and outstanding.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In our fiscal year ended July 31, 2007, Ms. Roseberry received $12,000 in directors fees from Zingo, Inc., our majority-owned telecommunications subsidiary.


ITEM 13. EXHIBITS

----------------  --------------------------------------------------------------
  Exhibit No.                                                        Description
----------------  --------------------------------------------------------------

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

      4.1 Specimen Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on November 8, 2006.)

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

      10.20 Agreement dated March 30, 2006 between Paratransit, Inc. and the Company. (Incorporated herein by reference to Exhibit
                  10.20 to the Company's Annual Report on Form 10-KSB, filed with the Commission on November 8, 2006.)

      10.21 Request for Pilot Approval, submitted May 31, 2006, to New York City Taxi and Limousine Commission by the Company. (Incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on November 8, 2006.)

      10.22 Consulting Agreement, dated March 26, 2007, between Hybrid Technologies, Inc. and Griffen Trading Company. (Incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on June 19, 2007.)

      10.23 Loan Agreement, dated as of October 29, 2007, between Wyndom Capital Investments, Inc. and the Company, filed Herewith.

      10.24 Form of Note issuuable pursuant to the Loan Agreement, dated October 29, 2007, between Wyndom Capital Investments, Inc. and the Company, filed herewith.


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




ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)      Aggregate fees for the last two years:  2007-$26,500      2006-$20,000

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

       Date: November 13, 2007



In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ Holly Roseberry
       -------------------
       Holly Roseberry
       President and C.E.O.
       (President, Chief Executive Officer
       Principal Financial Officer and Director)
       Date: November 13, 2007


By:    /s/ Mehboob Charania
       -------------------
       Mehboob Charania
       (Secretary and Director)
       Date: November 13, 2007


By:    /s/ Brian Newman
       -------------------
       Brian Newman
       (Director)
       Date: November 13, 2007


By:    -------------------
       Gregory Navone
       (Director)
       Date: November  , 2007


EXHIBIT INDEX


         10.23 Loan Agreement, dated as of October 29, 2007, between Wyndom Capital Investments, Inc. and the Company, filed herewith.

         10.24 Form of Note issued pursuant to the Loan Agreement, dated October 29, 2007, between Wyndom Capital Investments, Inc. and the Company, filed herewith.

         31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.