Form 10KSB/A
period 2007-07-31
Hybrid Technologies Inc.
filed 2007-11-15
CIK 1141263

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
|X| Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

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


Liquidity and Capital Resources

      As of July 31, 2007, we had cash on hand of $3,775. At that same date our liabilities totaled $1,537,496. During the period since inception on April 12, 2000 to July 31, 2007, we had incurred operating losses totaling $44,527,591. On July 31, 2007, we had a working capital surplus of $577,244 and a stockholders' deficit of $1,984,776.


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

Risk Factors
------------

      You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

General

WE ARE A DEVELOPMENT STAGE BUSINESS

      We have had minimal revenues from joint ventures or sales of our products, and have not signed any definitive joint venture agreements to commercialize any of our products. As of July 31, 2007, our liabilities totaled $1,537,496. During the period since our inception on April 12, 2000 to July 31, 2007, we have incurred operating losses totaling $44,527,591. On July 31, 2007, we had a stockholders' deficit of $1,984,776. We expect that we will continue to incur operating losses in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

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

------------         --------------------------  ---------------------------  ------------------------
                             (a) (b) (c)
Plan category        Number of securities to be  Weighted-average exercise    Number of securities
                     issued upon exercise of     price of outstanding         remaining available for
                     outstanding options,        options, warrants and        future issuance under
                     warrants and rights         rights                       equity compensation
                                                                              plans (excluding
                                                                              securities reflected in
                                                                              column (a))
------------------   --------------------------  ---------------------------  ------------------------
Equity compensation
Plans approved by
security holders
------------------   --------------------------  ---------------------------  ------------------------
Equity compensation
plans not approved   570,000                                  $3.55           3,000,000
by security holders
------------------   --------------------------  ---------------------------  ------------------------
Total                                                                         3,000,000
------------------   --------------------------  ---------------------------  ------------------------

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

PLAN OF OPERATION

During the period since inception on April 12, 2000 to July 31, 2007, we have incurred operating losses aggregating $44,527,591. At July 31, 2007, we had a working capital surplus of $577,244 and a stockholders' deficit of $1,984,776.

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

On February 24, 2004, we announced receipt of $1 million dollars of a $3 million dollar non-recourse loan to be collateralized by stock. On April 14, 2004, we drew down an additional $1,000,000 on this loan, and on April 22,2004, we drew down the final $1,000,000 of the loan. The lender was Sterling Capital, Inc., and the loan was collateralized by 9,000,000 shares of restricted common stock (split adjusted), which shares, together with shares issuable by reason of stock splits and dividends, totaling 12,732,500 shares, were issued to Sterling Capital at the maturity of the loan, since the recourse of Sterling Capital in the event of nonpayment of the loan at maturity was solely to the shares held in escrow as collateral.

      We have raised equity capital through issuances of common stock and debt. During the twelve months ended July 31, 2007, we received proceeds of $5,076,500 from the exercise of stock options.

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
                                                                                 ==============================

 LIABILITIES AND STOCKHOLDERS' DEFICIT
----------------------------------------------------------------------------------------------------------------

Current liabilities:
     Current portion of long-term debt                                           $    241,460      $    224,442
     Accounts payable and accrued expenses                                            489,788           318,392
     Deferred revenues - customer deposits                                              2,990            26,625
     Advances from related parties                                                         --            83,529
                                                                                 ------------------------------
                 Total current liabilities                                            734,238           652,988

Long-term debt                                                                        803,258         1,025,293

Commitments and contingencies                                                              --                --

Minority interest                                                                       2,377             2,377

Stockholders' equity (deficit)
     Preferred stock, $.001 par value, 5,000,000 shares authorized,
         no shares issued                                                                  --                --
     Common stock, $.001 par value,  50,000,000 authorized 25,895,130 shares issued and outstanding at July 31, 2006
         39,500,511 shares issued and outstanding at July 31, 2007                     39,501            25,895
     Additional paid in capital                                                    47,364,903        37,598,410
     Deficit accumulated during the development stage                             (45,411,768)      (34,792,011)
     Accumulated other comprehensive income                                            (7,860)               --
                                                                                 ------------------------------
                                                                                    1,984,776         2,832,294
                                                                                 ------------------------------

                                                                                 $  2,729,449      $  4,512,952
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

See Notes to Financial Statements

 HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Statement of Stockholder's Equity (Deficit)

                                                                                          Deficit
                                                                                        Accumulated
                                                                         Additional     during the
                                           Common stock                    Paid-in      Development    Comprehensive
                                               Shares         Amount       Capital         Stage           Income           Total
------------------------------------------------------------------------------------------------------------------------------------
Balance August 1, 2005                       7,683,515         7,684     17,603,366     (21,665,102)             --      (4,054,052)

Stock issuances
     Value of stock options issued                  --            --      7,577,255              --              --       7,577,255
     Exercise of options                     1,470,500         1,471      9,434,530              --              --       9,436,001
     Stock issued for debt                  12,732,500        12,733      2,987,266              --              --       2,999,999
     Stock dividends                         4,008,615         4,008         (4,008)             --              --              --
Net (loss) for the period                           --            --             --     (13,126,909)             --     (13,126,909)

                                           ----------------------------------------------------------------------------------------
Balance July 31, 2006                       25,895,130        25,895     37,598,409     (34,792,011)                      2,832,293

Stock issuances
     Value of stock options issued                  --            --      2,103,600              --              --       2,103,600
     Exercise of options                     1,430,000         1,430      5,075,070              --              --       5,076,500
     Value of stock issued for services      3,100,000         3,100      2,596,900                                       2,600,000
     Stock issued for debt                          --            --             --              --              --              --
     Stock dividends                         9,075,381         9,076         (9,076)             --              --              --
Net (loss) for the period                           --            --             --     (10,619,757)             --     (10,619,757)

Foreign currency transactions                       --            --             --              --          (7,860)         (7,860)

                                           ----------------------------------------------------------------------------------------
Balance July 31, 2007                       39,500,511  $     39,501   $ 47,364,903    $(45,411,768)   $     (7,860)   $  1,984,776
                                           ========================================================================================

See Notes to Financial Statements

 HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Statements of Cash Flows

                                                                                                         Inception
                                                                                                          through
                                                                     Year Ended      Year Ended          April 30,
                                                                   July 31, 2007    July 31, 2006          2007
--------------------------------------------------------------------------------------------------------------------
Cash provided (used in) Operating Activities:
Net (loss) for the period                                          $(10,619,757)     $(13,126,909)     $(45,411,768)
Adjustments to reconcile net (loss) to cash
  Depreciation & Amortization                                           130,476            58,665           716,559
  Bad debt expense                                                      176,904                --           176,904
  Gain/loss of sale of other assets                                     314,381                --           314,381
  Minority interest in loss                                                  --                --           (16,823)
  Stock-based compensation                                            4,703,599         7,577,255        23,745,641
  (Increase) decrease in accounts receivable                           (156,278)          (13,228)         (178,898)
  (Increase) decrease in inventories                                   (142,806)         (261,077)         (425,775)
  (Increase) decrease in prepaid expenses and other assets                1,566           (51,504)          (60,233)
  (Increase) decrease in other assets                                        --           (50,000)          (50,000)
  Increase (decrease) in accounts payable and accrued expenses          144,771          (922,488)          489,788
  Increase in deferred revenue                                            2,990                --             2,990
  Write off of mineral property                                              --                --             5,150
  Loss from discontinued operations                                          --                --           757,024
                                                                   ------------------------------------------------
            Cash (used in) operating activities                      (5,444,154)       (6,789,286)      (19,935,060)

Cash provided (used in) Investing Activities:
  (Increase) decrease in other assets                                    (8,811)       (1,440,881)       (1,493,577)
  Proceeds from sale of other assets                                  1,136,372                           1,136,372
  Increase in restricted cash                                                --                --           (40,215)
  Purchase of mineral property                                               --                --            (5,150)
  Purchase of property and equipment                                   (159,202)         (806,131)       (1,032,082)
                                                                   ------------------------------------------------
            Cash (used in) investing activities                         968,359        (2,247,012)       (1,434,652)

Cash provided (used in) by Financing Activities:
  Sale of minority interest in subsidiaries                                  --                --            19,200
  Proceeds from the exercise of stock options                         5,076,500         9,436,000        15,292,895
  Collection of stock receivable                                             --                --            50,000
  Proceeds from the issuance of debt                                         --                --         2,920,000
 Advances from related parties                                        3,446,777         2,195,715         8,842,231
  Payments of related party advances                                 (4,350,011)       (2,112,186)       (5,666,997)
  Payments of debt                                                     (205,017)         (130,265)         (335,282)
  Proceeds from the issuance of common stock                                 --                --           259,300
                                                                   ------------------------------------------------
            Cash provided by financing activities                     3,968,249         9,389,264        21,381,347

Effect of exhange rate changes on cash and cash equivalents              (7,860)               --            (7,860)
                                                                   ------------------------------------------------

Net increase (decrease) in cash                                        (515,406)          352,966             3,775

Cash at beginning of period                                             519,181           166,215                --
                                                                   ------------------------------------------------

Cash at end of period                                              $      3,775      $    519,181      $      3,775
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

The Company is currently pursuing the development and marketing of electric powered vehicles and products based on the advanced lithium battery technology it has developed. Additionally, one of the Company's subsidiaries is pursuing the sale and installation of internet based telecommunications. At July 31, 2007 the Company deems itself a development stage company as planned principal operations have not commenced in its primary line of business. To date revenues generated are primarily related to the telecommunications operations.

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

Advertising

Advertising costs are generally expensed as incurred and are included in general and administrative expenses. Total advertising expenditures for the years ended July 31, 2007 and 2006 and inception to July 31, 2007 date amounted to approximately $282,000, $350,000 and $1,023,000, respectively.

Research and development costs

Research and development costs are charged to expense as incurred.

Concentration of risk

The Company maintains cash deposit accounts and certificates of deposits which at times may exceed federally insured limits. These accounts have not experienced any losses and the Company believes it is not exposed to any significant credit risk related to cash. As of July 31, 2007 and 2006, the Company had $0 and$391,602, respectively, in excess of the federally insured limits.

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

Comprehensive income (loss)

The Company reports comprehensive loss in accordance with the requirements of Statement of Financial Accounting Standards No. 130. For the year ended July 31, 2007, the difference between net loss and comprehensive loss is foreign currency translation. For the year ended December 31, 2006 there is no difference between net loss and comprehensive loss.

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

Foreign currency translation

The consolidated financial statements are presented in United States dollars in accordance with Statement of Financial Accounting Standards No. 52, (SFAS 52), "Foreign Currency Translation". Foreign denominated monetary assets are translated to United States dollars using foreign exchange rates in effect at the balance sheet date. Non-monetary items are translated at historical exchange rates except for items carried at market value which are translated at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the period. Gains or losses arising on foreign currency transactions are included in the determination of operating results for the period.

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

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 3. Business combination - continued

On Auguest 18, 2005, the Company entered into an agreement whereby the Company exchanged its 100% ownership of Whistler Tel, Inc. for 80,000,000 shares of JavaKingCoffee.

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

The Company also received and repaid advances from SSRI (owned by a Company stockholder) for July 31, 2007 and July 31, 2006 in amounts of approximately $109,000 and $210,000, respectively for 2007 and $302,000 and $281,000, respectively for 2006. The Company was owed approximately $94,000 and $30 at July 31, 2007 and 2006, respectively.

During the year ended July 31, 2007 the Company received and repaid additional advances from Salim Rana (a Company stockholder) of approximately $562,500 and $1,284,800. The balance owed to the Company at July 31, 2007 was approximately $722,300.

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

During the year ended July 31, 2007:

      The Company issued 1,430,000 shares of stock under the terms of options awarded.

      The Company issued stock dividends totaling 9,075,381 shares.

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
      Expected life from the vesting date                      .4 - 1 year

The Company established the 2003 Restricted Stock Plan ("the Plan") during the year ended January 31, 2004 as, well as the 2006 Restricted Stock Plan established during the year ended July 31, 2006, and filed an S-8 Registration Statement with the Securities and Exchange Commission that was declared effective. The Plan allows the Company's Board of Directors to issue up to 1,800,000 common shares for the 2003 Restricted Stock Plan and 5,000,000 common shares for the 2006 Restricted Stock Plan pursuant to the Plan as compensation for services to the Company. The Company's Board of Directors has the discretion to set the price, term vesting schedules and other terms and conditions for options granted under the plan.

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

During the years ended July 31, 2007 and 2006, the Company awarded 2,000,000 and 1,474,000 options, respectively with an option price of $3.55 and $6.40 per share for July 31, 2007 and 2006 respectively to various consultants. During the years ended July 31, 2007 and 2006, 2,000,000 and 1,474,000 options, respectively, were vested the fair market value of which was determined under the Black-Scholes formula to be approximately $2,100,000 and $7,578,000 in July 31, 2007 and 2006 and is included in general and administrative expenses.

A summary of the Company's Restricted Stock Plans follows:

                                                        Weighted
                                                        average
                                                       grant date
Authorized options but ungranted           Shares     price/share
--------------------------------------   ----------   -----------
Balance August l, 2005 (2005 Plan)        1.464.000      $6.40
Options authorized (2005 Plan)                   --
Options cancelled/expired (2005 Plan)    (1,464,000)     $6.40
Balance July 31,2006                             --
Options authorized (2006 Plan)            5,000,000      $3.55
Options granted (2006 Plan)              (2,000,000)     $3.55
Options cancelled/ expired (2O06 Plan)           --
                                         ----------
Balance July 31, 2007 (2006 Plan)         3,000,000
                                         ==========

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 9. Stock Options and Deferred stock-based compensation - continued

                                                                      Weighted
                                                                      average
                                                        Number of     exercise
Options granted but unexercised                           Shares    price/share
                                                        ----------  -----------
Balance August 1,2005                                       21,000     $6.40
Options granted during the year ended July 31, 2006
   (2005 Plan)                                           1,474,000     $6.40
Options exercised or cancelled during the year ended
   July 31, 2006 (2005 Plan)                            (1,480,500)    $6.40
Balance July 31,2006                                        14,500     $6.40
Options cancelled during the year ended July 31, 2007
   (2005 Plan)                                             (14,500)    $6.40
Options granted during the year ended July 31, 2007
   (2006 Plan)                                           2,000,000     $3.55
Options exercised during the year ended
   July 31, 2007 (2006 Plan)                            (1,430,000)    $3.55
                                                        ----------
Unexercised options                                        570,000     $3.55
                                                        ==========

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

Note 11. (Loss) per share

The Company accounts for income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earning per Share". SFAS requires the presentation of both basic and fully diluted earnings per share
(EPS) on the face of the statement of operations. Basic EPS is computed by dividing the net income (loss) available to common shareholders (numerator) by the weighted average common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options. The treasury method is used for computing Diluted EPS, and the average stock price for the period is used in determining the number of net shares to be purchased from options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Basic EPS equals diluted EPS due to all potential shares being anti-dilutive.

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

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 13. Other required cash flow disclosures

                                                                                      Inception
                                                         Year Ended     Year Ended     through
                                                       July 31, 2007  July 31, 2006  July 31, 2007
                                                       -------------------------------------------
Supplemental disclosures of non-cash transactions:
  Fixed assets acquired by the issuance of debt          $       --     $1,300,000     $1,300,000
  Shares issued for related party advances               $       --     $3,000,000     $3,000,000

Other required disclosures:
 Interest paid                                           $   86,292     $  287,977     $  374,269
 Income taxes paid                                       $       --     $       --     $       --

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

      10.23 Loan Agreement, dated as of October 29, 2007, between Wyndom Capital Investments, Inc. and the Company, Incorporated by reference to exhibit 10.23 to the company's annual Report on Form 10-KSB, filed November 13, 2007.

      10.24 Form of Note issuuable pursuant to the Loan Agreement, dated October 29, 2007, between Wyndom Capital Investments, Inc. and the Company,Incorporated by reference to exhibit 10.24 to the company's annual Report on Form 10-KSB, filed November 13, 2007.

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



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On November 1, 2007, our independent auditor, Mason Russell Wert, LLC merged with and changed their name to Haymil & Company.

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

       Date: November 15, 2007



In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ Holly Roseberry
       -------------------
       Holly Roseberry
       President and C.E.O.
       (President, Chief Executive Officer
       Principal Financial Officer and Director)
       Date: November 15, 2007


By:    /s/ Mehboob Charania
       -------------------
       Mehboob Charania
       (Secretary and Director)
       Date: November 15, 2007


By:    /s/ Brian Newman
       -------------------
       Brian Newman
       (Director)
       Date: November 15, 2007


By:    -------------------
       Gregory Navone
       (Director) Date: November , 2007


EXHIBIT INDEX

         31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.