Form 10KSB/A
period 2007-07-31
Hybrid Technologies Inc.
filed 2007-12-12
CIK 1141263

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 2
                                       to
                                   FORM 10-KSB
|X| Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

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


Liquidity and Capital Resources

      As of July 31, 2007, we had cash on hand of $3,775. At that same date our liabilities totaled $1,537,496. During the period since inception on April 12, 2000 to July 31, 2007, we had incurred operating losses totaling $44,527,591. On July 31, 2007, we had a working capital deficit of $217,956.


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


Research and Development Expenditures
-------------------------------------

      We incurred research and development expenditures of $1,983,947 in our fiscal year ended July 31, 2006, and of approximately $1,009,483 in our fiscal year ended July 31, 2007.


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

We are building a home in Calgary, Alberta, Canada that will showcase green technology.

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

Period                                                            High     Low
------                                                           ------   ------

August 1, 2004 to October 31, 2004                               $ 9.85   $ 5.15
November 1, 2004 to November 18, 2004                            $11.55   $ 9.21
November 19, 2004 to January 31, 2004(1)                         $13.45   $ 8.18
February 1, 2005 to February 28, 2005                            $ 9.55   $ 8.64
March 1, 2005 to March 8, 2005(2)                                $ 9.00   $ 6.50
March 9, 2005 to April 30, 2005(3)                               $ 7.66   $ 3.85
May 1, 2005 to June 14, 2005                                     $ 7.81   $ 5.24
June 15, 2005 to July 31, 2005(4)                                $ 8.50   $ 7.10
August 1, 2005 to August 30, 2005                                $ 9.00   $ 7.50
August 31, 2005 to October 31, 2005(5)                           $ 8.70   $ 4.00
November 1, 2005 to November 29, 2005                            $ 8.94   $ 4.85
November 30, 2005 to January 31, 2006(6)                         $ 7.60   $ 4.75
February 1, 2006 to February 27, 2006                            $14.35   $ 7.62
February 28, 2006 to March 31, 2006(7)                           $14.05   $ 7.96
March 31, 2006 to April 30, 2006(8)                              $11.40   $ 8.60
May 1, 2006 to May 30, 2006                                      $11.20   $ 8.60
May 31, 2006 to July 31, 2006(9)                                 $ 9.43   $ 4.60
August 1, 2006 to October 31, 2006                               $ 7.41   $ 3.30
November 1, 2006 to January 31, 2007 (10)                        $ 5.42   $ 3.52
February 1, 2007 to April 30, 2007 (11)(12)                      $ 4.77   $ 4.11
May 1, 2007 to July 31, 2007 (13)                                $ 4.35   $ 2.50
August 1, 2007 to October 31, 2007                               $ 2.78   $ 1.85

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

PLAN OF OPERATION

During the period since inception on April 12, 2000 to July 31, 2007, we have incurred operating losses aggregating $44,527,591. At July 31, 2007, we had a working capital deficit of $217,956.

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
                                                                                 ==============================

 LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------

Current liabilities:
     Current portion of long-term debt                                           $    241,460      $    224,442
     Accounts payable and accrued expenses                                            489,788           318,392
     Deferred revenues - customer deposits                                              2,990            26,625
     Advances from related parties                                                         --            83,529
                                                                                 ------------------------------
                 Total current liabilities                                            734,238           652,988

Long-term debt                                                                        803,258         1,025,293

Commitments and contingencies                                                              --                --

Minority interest                                                                       2,377             2,377

Stockholders' equity (deficit)
     Preferred stock, $.001 par value, 5,000,000 shares authorized,
         no shares issued                                                                  --                --
     Common stock, $.001 par value,  50,000,000 authorized 25,895,130 shares issued and outstanding at July 31, 2006
         39,500,511 shares issued and outstanding at July 31, 2007                     39,501            25,895
     Additional paid in capital                                                    46,569,703        37,598,410
     Deficit accumulated during the development stage                             (45,411,768)      (34,792,011)
     Accumulated other comprehensive income                                            (7,860)               --
                                                                                 ------------------------------
                                                                                    1,189,576         2,832,294
                                                                                 ------------------------------

                                                                                 $  2,729,449      $  4,512,952
                                                                                 ==============================

See Notes to the Financial Statements

HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Statements of Operations

                                                                                         INCEPTION
                                                     Year Ended        Year Ended         THROUGH
                                                   July 31, 2007     July 31, 2006     July 31, 2007
----------------------------------------------------------------------------------------------------
Sales                                              $  1,378,812      $    390,441      $  1,769,253
Cost of sales                                         1,306,471           842,825         2,149,296
                                                   ------------------------------------------------
     Gross Profit (loss)                                 72,341          (452,384)         (380,043)
                                                   ------------------------------------------------

Costs and expenses:
     General and administrative                       9,285,181        11,440,129        38,177,932
     Research and development                         1,009,483         1,983,947         5,969,616
                                                   ------------------------------------------------
                                                     10,294,664        13,424,076        44,147,548
                                                   ------------------------------------------------

                  (loss from operations)            (10,222,323)      (13,876,460)      (44,527,591)

Other income (expense)
     Interest expense                                   (86,292)         (102,082)         (741,437)
     Interest income                                      1,191            19,670            20,861
     Loss from subsidiaries                                  --                --                --
     Loss from sale of other assets                    (314,381)               --          (314,381)
     Other income (expenses)                              2,048           831,963           890,981
                                                   ------------------------------------------------

     Net (loss) before discontinued operations
     and minority interest                          (10,619,757)      (13,126,909)      (44,671,567)

     Loss from discontinued operations                       --                --          (757,024)
                                                   ------------------------------------------------
                                                    (10,619,757)      (13,126,909)      (45,428,591)

     Minority interest in net loss                           --                --            16,823
                                                   ------------------------------------------------

Net loss                                            (10,619,757)      (13,126,909)      (45,411,768)

Other comprehensive income
  Foreign currency translation                           (7,860)               --            (7,860)
                                                   ------------------------------------------------

Net comprehensive (loss)                           $(10,627,617)     $(13,126,909)     $(45,419,628)
                                                   ================================================

                                                   ------------------------------
 Net (loss) per share basic and fully diluted      $      (0.37)     $      (1.22)
                                                   ==============================

Weighted number of shares                            28,393,440        10,753,799

See Notes to Financial Statements

 HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Statement of Stockholder's Equity (Deficit)

                                                                                          Deficit
                                                                                        Accumulated
                                                                         Additional     during the
                                           Common stock                    Paid-in      Development    Comprehensive
                                               Shares         Amount       Capital         Stage           Income           Total
------------------------------------------------------------------------------------------------------------------------------------
Balance August 1, 2005                       7,683,515         7,684     17,603,366     (21,665,102)             --      (4,054,052)

Stock issuances
     Value of stock options issued                  --            --      7,577,255              --              --       7,577,255
     Exercise of options                     1,470,500         1,471      9,434,530              --              --       9,436,001
     Stock issued for debt                  12,732,500        12,733      2,987,266              --              --       2,999,999
     Stock dividends                         4,008,615         4,008         (4,008)             --              --              --
Net (loss) for the period                           --            --             --     (13,126,909)             --     (13,126,909)

                                           ----------------------------------------------------------------------------------------
Balance July 31, 2006                       25,895,130        25,895     37,598,409     (34,792,011)                      2,832,293

Stock issuances
     Value of stock options issued                  --            --      2,103,600              --              --       2,103,600
     Exercise of options                     1,206,000         1,206      4,280,094              --              --       4,281,300
     Value of stock issued for services      3,100,000         3,100      2,596,900                                       2,600,000
     Stock issued for debt                          --            --             --              --              --              --
     Stock dividends                         9,299,381         9,300         (9,300)             --              --              --
Net (loss) for the period                           --            --             --     (10,619,757)             --     (10,619,757)

Foreign currency transactions                       --            --             --              --          (7,860)         (7,860)

                                           ----------------------------------------------------------------------------------------
Balance July 31, 2007                       39,500,511  $     39,501   $ 46,569,703    $(45,411,768)   $     (7,860)   $  1,189,576
                                           ========================================================================================

See Notes to Financial Statements

 HYBRID TECHNOLOGIES, INC.
 A Development Stage Company

 Consolidated Statements of Cash Flows

                                                                                                         Inception
                                                                                                          through
                                                                     Year Ended      Year Ended           July 31,
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

Nature of operations and organization

Hybrid Technologies, Inc. (formerly Whistler Investments, Inc., "the Company") was incorporated under the laws of the State of Nevada, on April 12, 2000. Hybrid,the Company's original business was the exploration and development of mineral interests. The Company abandoned these interests in 2003.

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

Note 6. Advances from related parties and related party transactions

During the years ended July 31, 2007 and 2006 the Company received and repaid additional advances from Del Mar Ventures Corp, a Company owned by Aarif Jamani (a Company stockholder) of approximately $2,334,000 and $2,418,000, respectively in 2007, and $2,195,000 and $2,112,000, respectively in 2006. The balance for the years ended July 31, 2007 and 2006 were approximately $-0- and $84,000, respectively.

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

The Company also received and repaid advances from SSRI (owned by a Company stockholder) for July 31, 2007 and July 31, 2006 in amounts of approximately $109,000 and $210,000, respectively for 2007 and $302,000 and $281,000, respectively for 2006. The Company was owed approximately $101,000 and $-0- at July 31, 2007 and 2006, respectively.

During the year ended July 31, 2007 the Company received and repaid additional advances from Salim Rana (a Company stockholder) of approximately $563,000 and $480,000. The balance owed by the Company at July 31, 2007 was approximately $83,000.

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

      The Company issued stock dividends totaling 9,299,381 shares.

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

A summary of the Company's Restricted Stock Plans follows:

                                                        Weighted
                                                        average
                                                       grant date
Authorized options but ungranted           Shares     price/share
--------------------------------------   ----------   -----------
Balance August l, 2005 (2005 Plan)        1,464,000      $6.40
Options authorized (2005 Plan)                   --
Options cancelled/expired (2005 Plan)    (1,464,000)     $6.40
Balance July 31,2006                             --
Options authorized (2006 Plan)            5,000,000      $3.55
Options granted (2006 Plan)              (2,000,000)     $3.55
Options cancelled/ expired (2O06 Plan)           --
                                         ----------
Balance July 31, 2007 (2006 Plan)         3,000,000
                                         ==========

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 9. Stock Options and Deferred stock-based compensation - continued

                                                                      Weighted
                                                                      average
                                                        Number of     exercise
Options granted but unexercised                           Shares    price/share
                                                        ----------  -----------
Balance August 1,2005                                       21,000     $6.40
Options granted during the year ended July 31, 2006
   (2005 Plan)                                           1,474,000     $6.40
Options exercised or cancelled during the year ended
   July 31, 2006 (2005 Plan)                            (1,480,500)    $6.40
Balance July 31,2006                                        14,500     $6.40
Options cancelled during the year ended July 31, 2007
   (2005 Plan)                                             (14,500)    $6.40
Options granted during the year ended July 31, 2007
   (2006 Plan)                                           2,000,000     $3.55
Options exercised during the year ended
   July 31, 2007 (2006 Plan)                            (1,206,000)    $3.55
                                                        ----------
Unexercised options                                        794,000     $3.55
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

Letter of credit

The Company through its subsidiary has obtained a letter of credit in the amount of $40,000 from a financial institution to guarantee certain creditors payments. The financial institution has required the Company maintain deposits totaling $41,215 as collateral for the letter of credit and related fee. This restricted cash is included in other assets.

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

ITEM 8B. OTHER INFORMATION.

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of October 31, 2007 are as follows:

           Name           Age                  Position
           ----           ---                  --------

Holly A. Roseberry....     55    Chief Executive Officer, President and Director

Mehboob Charania......     51    Director and Secretary

Brian Newman..........     56    Director

Greg Navone...........     60    Director


      Our Board of Directors now consists of four directors. Shaffiq Kotadia resigned as a director on October 19, 2007 for personal reasons.

      The following information with respect to the principal occupation or employment of each officer and director, the principal business of the corporation or other organization in which such occupation or employment is carried on, and such person's business experience during the past five years, has been furnished to the Company by the respective officers and directors:

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

      10.23 Loan Agreement, dated as of October 29, 2007, between Wyndom Capital Investments, Inc. and the Company. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB, filed November 13, 2007.)

      10.24 Form of Note issuuable pursuant to the Loan Agreement, dated October 29, 2007, between Wyndom Capital Investments, Inc. and the Company. (Incorporated by reference to (Exhibit 10.24 to the Company's Annual Report on Form 10-KSB, filed November 13, 2007.)

      21 Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB, filed with the Commission on October 26, 2005.)

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



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On November 1, 2007, our independent auditor, Mason Russell West, LLC merged with and changed their name to Haynie & Company.

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

       Date: December 12, 2007



In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ Holly Roseberry
       -------------------
       Holly Roseberry
       President and C.E.O.
       (President, Chief Executive Officer
       Principal Financial Officer and Director)
       Date: December 12, 2007


By:    /s/ Mehboob Charania
       -------------------
       Mehboob Charania
       (Secretary and Director)
       Date: December 12, 2007


By:    /s/ Brian Newman
       -------------------
       Brian Newman
       (Director)
       Date: December 12, 2007


By:    -------------------
       Gregory Navone
       (Director) Date:


EXHIBIT INDEX

         31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.