Form 10QSB
period 2007-10-31
Hybrid Technologies Inc.
filed 2007-12-17
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended October 31, 2007

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ________________ to _____________

Commission File Number  000-33391

HYBRID TECHNOLOGIES, INC.
(Exact name of Small Business Issuer as specified in its charter)

Nevada	88-0490890
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

5841 East Charleston, Suite 230-145
Las Vegas, Nevada	89142
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code: 818-780-2403

Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,500,511 shares of $0.001 par value common stock outstanding as of December 12, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

HYBRID TECHNOLOGIES, INC.

TABLE OF CONTENTS
Page No.
PART I. FINANCIAL INFORMATION

ITEM I - Unaudited Consolidated Financial
Statements

Consolidated Balance Sheets as of October 31,
2007 (Unaudited) and July 31, 2007 (Audited)	3

Consolidated Statements of Operations
for the Three Months Ended October 31,
2007 and 2006 and from Inception (April 12, 2000)
to October 31, 2007 (Unaudited)	4

Consolidated Statement of Stockholders
Equity (Deficit) (Unaudited)	5

Consolidated Statements of Cash Flows
for the Three Months Ended October 31,
2007 and 2006 and from Inception (April 12, 2000)
to October 31, 2007 (Unaudited)	6

Notes to Consolidated Financial Statements	7

ITEM 2 - Management's Discussion and Analysis of	9
Financial Condition and Results of
Operations.

ITEM 3 - Controls and Procedures.	13

PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings	13

ITEM 6 - Exhibits	14

EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Balance Sheets
	(unaudited)
	October 31,	July 31,
ASSETS	2007	2007
Current assets:
Cash	$217,382	$3,775
Accounts receivable, net of allowance for doubtful
accounts of $161,816 and $139,003, respectively	5,678	1,994
Inventories	455,644	425,775
Other current assets	53,702	60,233
Advances to related parties	-	24,505
Total current assets	732,406	516,282

Property and equipment, net	2,156,103	2,120,343

Other assets	77,906	92,824

	$2,966,415	$2,729,449

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$304,894	$241,460
Accounts payable and accrued expenses	568,314	489,788
Deferred revenues - customer deposits	2,990	2,990
Advances from related parties	972,634	-
Total current liabilities	1,848,832	734,238

Long-term debt	989,824	803,258

Commitments and contingencies	-	-
Minority interest	2,377	2,377

Stockholders' equity (deficit)
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued	-	-
Common stock, $.001 par value, 50,000,000 authorized
25,895,130 shares issued and outstanding at July 31, 2006
39,500,511 shares issued and outstanding at October 31, 2007	39,501	39,501
Additional paid in capital	46,569,703	46,569,703
Deficit accumulated during the development stage	(46,479,934)	(45,411,768)
Accumulated other comprehensive income	(3,888)	(7,860)
	125,382	1,189,576

	$2,966,415	$2,729,449
See Notes to the Financial Statements

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Statements of Operations

	(UNAUDITED)	(UNAUDITED)
	THREE MONTHS	THREE MONTHS	INCEPTION
	ENDED	ENDED	THROUGH
	October 31, 2007	October 31, 2006	October 31, 2007

Sales	$337,088	$276,114	$2,106,341
Cost of sales	371,773	306,576	2,521,069
Gross Profit (loss)	(34,685)	(30,462)	(414,728)

Costs and expenses:
General and administrative	932,723	1,259,983	39,110,655
Research and development	73,542	288,174	6,043,158
	1,006,265	1,548,157	45,153,813

(loss from operations)	(1,040,950)	(1,578,619)	(45,568,541)

Other income (expense)
Interest expense	(27,080)	(16,543)	(768,517)
Interest income	242	318	21,103
Loss from sale of other assets	-	-	(314,381)
Other income (expenses)	(378)	2,036	890,603

Net (loss) before discontinued operations
and minority interest	(1,068,166)	(1,592,808)	(45,739,733)

Loss from discontinued operations	-	-	(757,024)
	(1,068,166)	(1,592,808)	(46,496,757)

Minority interest in net loss	-	-	16,823

Net loss	(1,068,166)	(1,592,808)	(46,479,934)

Other comprehensive income
Foreign currency translation	3,972	-	(3,888)

Net comprehensive (loss)	$(1,064,194)	$(1,592,808)	$(46,483,822)

Net (loss) per share basic and fully diluted	$(0.03)	$(0.11)

Weighted number of shares	39,500,511	14,733,580

See Notes to Financial Statements

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Statement of Stockholder's Equity (Deficit)
(Unaudited)

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development	Comprehensive
	Shares	Amount	Capital	Stage	Income	Total
Balance July 31, 2007	39,500,511	$39,501	$46,569,703	$(45,411,768)	$(7,860)	$1,189,576

Net (loss) for the period	-	-	-	(1,068,166)	-	(1,068,166)

Foreign currency transactions	-	-	-	-	3,972	3,972

Balance October 31, 2007	39,500,511	$39,501	$46,569,703	$(46,479,934)	$(3,888)	$125,382

See Notes to Financial Statements

HYBRID TECHNOLOGIES, INC.
A Development Stage Company
Consolidated Statements of Cash Flows

	(unaudited)	(unaudited)	Inception
	Three Months Ended	Three Months Ended	through October 31,
	October 31, 2007	October 31, 2006	2007
Cash provided (used in) Operating Activities:
Net (loss) for the period	$(1,068,166)	$(1,592,808)	$46,479,934)
Adjustments to reconcile net (loss) to cash
Depreciation & Amortization	30,232	29,480	746,791
Bad debt expense	22,813	-	199,717
Gain/loss of sale of other assets	-	-	314,381
Minority interest in loss	-	-	(16,823)
Stock-based compensation	-	-	23,745,641
(Increase) decrease in accounts receivable	(26,497)	13,975	(205,395)
(Increase) decrease in inventories	(29,869)	6,876	(455,644)
(Increase) decrease in prepaid expenses and other assets	6,531	1,952	(53,702)
(Increase) decrease in other assets	-	-	(50,000)
Increase (decrease) in accounts payable and accrued expenses	78,526	117,487	568,314
Increase in deferred revenue	-	-	2,990
Write off of mineral property	-	-	5,150
Loss from discontinued operations	-	-	757,024
Cash (used in) operating activities	(986,430)	(1,423,038)	(20,921,490)

Cash provided (used in) Investing Activities:
(Increase) decrease in other assets	14,918	-	(1,478,659)
Proceeds from sale of other assets	-		1,136,372
Increase in restricted cash	-	-	(40,215)
Purchase of mineral property	-	-	(5,150)
Purchase of property and equipment	(65,992)	(104,749)	(1,098,074)
Cash (used in) investing activities	(51,074)	(104,749)	(1,485,726)
Cash provided (used in) by Financing Activities:
Sale of minority interest in subsidiaries	-	-	19,200
Proceeds from the exercise of stock options	-	-	15,292,895
Collection of stock receivable	-	-	50,000
Proceeds from the issuance of debt	250,000	-	3,170,000
Advances from related parties	2,577,406	1,450,577	11,419,637
Payments of related party advances	(1,580,267)	(456,010)	(7,247,264)
Payments of debt	-	(40,663)	(335,282)
Proceeds from the issuance of common stock	-	-	259,300
Cash provided by financing activities	1,247,139	953,904	22,628,486

Effect of exchange rate changes on cash and cash equivalents	3,972	-	(3,888)

Net increase (decrease) in cash	213,607	(573,883)	217,382

Cash at beginning of period	3,775	519,181	-

Cash at end of period	$217,382	$(54,702)	$217,382

See Notes to Financial Statements

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Financial statement presentation

The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements. Therefore, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on form 10-K for the year ended July 31, 2007 as filed with the Securities Exchange Commission.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. All such adjustments are of a normal recurring nature.

Reclassification
Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. These reclassifications have had no impact on the net equity or income (loss) from operations.

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

Note 3. Inventories

Inventories consist of the following:

	(unaudited)
	October 31,	July 31,
	2007	2007
Raw materials and work in progress	$425,434	$323,170
Finished goods	30,210	102,605
	$455,644	$425,775

Note 4. Segment information

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

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Segment information (continued)

The following is financial information relating to the Company’s business segments:

	(UNAUDITED)	(UNAUDITED)
	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	October 31, 2007	October 31, 2006
Revenues from external customers
Telecommunication services	$234,674	$276,114
Electric powered vehicle sales	102,414	-
Total revenues	$337,088	$276,114

Gross profit from operations
Telecommunication services	$48,695	$30,462
Electric powered vehicle sales	(83,380)	-
Total gross profit	$(34,685)	$30,462

Net loss
Telecommunication services	$(310,159)	$(430,636)
Electric powered vehicle sales	(758,007)	(1,162,172)
Total net loss	$(1,068,166)	$(1,592,808)

Identifiable assets :
Telecommunication services	$230,962	$238,376
Electric powered vehicle sales	2,735,453	3,836,623
Corporate general	-	-
Total assets	$2,966,415	$4,074,999

Note 5. Subsequent events

In October 2007, the Company entered into a loan agreement with Wyndom Capital Investments, Inc. The agreement provides loans up to $4,000,000 with interest payable monthly at a rate of 10% per annum. Loans under the agreement are secured by the Company’s shares of common stock at a rate of two and one half shares to each dollar of principal. The Company has received proceeds of $250,000 as of October 31, 2007. As of December 10, 2007, the Company has borrowed $1,800,000 under the loan agreement.

In November 2007 the Company refinanced their loan for the building in North Carolina. The Company paid off the remainder of their old loan, approximately $50,000 in cash and $1,000,000 with a new loan. The new loan of $1,000,000 has an initial interest rate payable monthly at 10.875% per annum due in full on December 1, 2022. After the first 24 months, the interest rate adjusts to Prime plus 4.875%. Interest rate changes are limited to 2% increase or decrease in any annual adjustments.

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

THREE MONTHS ENDED OCTOBER 31, 2007 and 2006

We incurred a net loss of $1,068,166 for the three months ended October 31, 2007, which included general and administrative costs of $932,723, and research and development expense of $73,542.

Our net loss for the three-month period ended October 31, 2007 decreased from the comparative period in fiscal 2006 (from $1,592,808 in 2006 to $1,068,166 in 2007). This was primarily due to a decrease in general and administrative expense from $1,259,283 in the three-month period ended October 31, 2006, to $932,723 for the comparable period in 2007; a decrease in research and development expense from $288,174 in 2006 to $73,542 in 2007; and an increase in sales from $276,114 in the three-month period ended October 31, 2006, to $337,088 in 2007. We also incurred interest expense of $27,080 related to loans payable, as compared with $16,543 for the comparable period in 2006.

PLAN OF OPERATION

During the period since inception on April 12, 2000 to October 31, 2007, we have incurred operating losses aggregating $45,568,541. At October 31, 2007, we had liabilities of $2,838,656, a working capital deficiency of $1,116,426.

The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary debt and equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of October 31, 2007, we had $217,382 cash on hand.

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

Commercial Initiatives

On February 5, 2004 we announced the initiation of a lithium-ion conversion project with the United States Navy. We have funded the initial 3kw prototype for this project, and the prototype has been completed and delivered to the Navy. The NYC Taxi Commission agreed to test a PT Cruiser which was delivered January 2007. The converted PT Cruiser Taxi was driven for two months in New York City. The vehicle has been returned and the project is completed. Paratransit, Sacramento, California, a company providing community transportation services, purchased two converted PT Cruisers. We have signed a Space Act agreement with NASA and several vehicles are being tested by NASA at the Kennedy Space Center in Florida. We are also constructing a “green” home in Calgary, Alberta. We signed an agreement in June 2007, pursuant to which the Canadian Ministry of Transportation purchased a Smart Car and PT Cruiser, both of which have been delivered. In September 2007, we signed a contract to provide a PT Cruiser to Arcadis, a contractor to the U.S. Environmental Protection Administration.

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

At October 31, 2007, we had $217,382 cash on hand. Our ability to raise additional capital is affected by trends and uncertainties beyond our control.

On October 29, 2007, we entered into a Loan Agreement with Wyndom Capital Investments, Inc. (the “Lender”). The Loan Agreement provides for loans to the Company of up to $4,000,000, with a minimum initial loan of $500,000 the disbursement of which to us took place on in late October, 2007. The notes evidencing the installments of the loans bear interest payable monthly in arrears at the rate of 10% per annum, and mature and are due and payable three years from the date of issuance. The loans under the Loan Agreement are secured by shares of our common stock held by the Lender. We are required to issue shares as collateral at the rate of two and one half shares of our common stock for each dollar principal amount of the loan advanced to us. If there is a trading halt in our common stock or we file for bankruptcy or reorganization, the Lender has full recourse against the Company to collect the unpaid amounts owing under the Loan Agreement and notes issued pursuant thereto, including a first priority lien on all of our assets. In the event of the occurrence of another type of default, which we do not cure in a timely fashion, the Lender, as its sole recourse, is entitled to take possession for its sole benefit of the shares of common stock designated as collateral for the principal amount of the Loan that is in default. After the Lender has disbursed the first $1,000,000 principal amount of the Loan to us, the Lender is entitled to receive a certificate for the balance of the 7,500,000 shares of common stock representing the collateral for the $3,000,000 balance of the funds that may be disbursed under the Loan Agreement. To the extent the $3,000,000 balance of funds are not delivered, we are entitled to cancel such certificate, with the Lender retaining the appropriate number of shares as collateral for advances in excess of $1,000,000. Following disbursement of the first $1,000,000 of funds pursuant to the Loan Agreement, on November 19, 2007, we issued 10,000,000 shares of common stock as collateral to the Lender.

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

Apart from the Wyndom Capital Loan Agreement, which may not furnish us with all of the capital that we will require, we do not currently have any other arrangements for financing, and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Other Matters

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R).  FASB 158 will require employers to recognize their defined benefit plans’ overfunded or underfunded status in their balance sheets, require employers to measure plan assets and plan obligations as of the balance sheet date, immediately recognize any remaining transition obligation currently being deferred, and recognize actuarial gains and losses through other comprehensive income.  The statement is effective for fiscal years ending after December 15, 2006.  The Company is evaluating SFAS No. 158 and has not determined the impact it will have on its consolidated financial statements as of and for the year ended July 31, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities using fair value.  The new Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  While SFAS No. 157 does not add any new fair value measurements, it does change current practice.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," that required compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for the stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) did have a material effect on the consolidated balance sheets as of October 31, 2006 and the consolidated statements of cash flows for the three months ended October 31, 2007.

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

Item 3. Controls and Procedures.

As of the end of the fiscal quarter covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting her to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-QSB. There have been no changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

On November 23, 2004, the Company filed a Complaint in the Eighth Judicial District Court, County of Clark, State of Nevada, sitting in Las Vegas, Nevada, styled "Whistler Investments, Inc., et al. v. The Depository Trust and Clearing Corporation, et al.", Case No. A495703. The defendants include The Depository Trust Company and the National Securities Clearing Corporation. The action alleges 22 state law claims, including intentional and negligent misrepresentation, fraud, racketeering, negligence, conversion, interference with contractual relations and prospective economic advantages and conspiracy. A motion to dismiss has been filed by defendants. Our case is on appeal at the Ninth Circuit. Our Opening Brief has been filed. Briefing is still in progress. A decision is expected in 18-20 months.

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

Hybrid Technologies, Inc.

/s/ Holly Roseberry
Holly Roseberry
President and Director (Chief Executive Officer and Principal Financial Officer) Dated: December 17, 2007