Form 10QSB
period 2008-01-31
Hybrid Technologies Inc.
filed 2008-03-19
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,647,257 shares of $0.001 par value common stock outstanding as of March 18, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

HYBRID TECHNOLOGIES, INC.

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

ITEM I - Unaudited Consolidated Financial
Statements

Consolidated Balance Sheets as of January 31,
2008 (Unaudited) and July 31, 2007 (Audited)	3

Consolidated Statements of Operations
for the Three and Six Months Ended January 31,
2008 and 2007 and from Inception (April 12, 2000)
to January 31, 2008 (Unaudited)	4

Consolidated Statement of Stockholders
Equity (Deficit) (Unaudited)	5

Consolidated Statements of Cash Flows
for the Three and Six Months Ended January 31,
2008 and 2007 and from Inception (April 12, 2000)
to January 31, 2008 (Unaudited)	6

Notes to Consolidated Financial Statements	7

ITEM 2 - Management's Discussion and Analysis of
Financial Condition and Results of
Operations.	11

ITEM 3 – Controls and Procedures.	16

PART II. OTHER INFORMATION	16

ITEM 1 – Legal Proceedings	16

ITEM 4 – Submission of Matters to a Vote of Security Holders	17

ITEM 6 - Exhibits	18

EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Balance Sheets

	(unaudited)
	January 31,	July 31,
	2008	2007
ASSETS
Current assets:
Cash	$47,622	$3,775
Marketable securities - restricted	41,700	41,224
Accounts receivable, net of allowance for doubtful accounts of $9,678 at January 31, 2008 and $139,003, at July 31, 2007	14,801	1,994
Inventories	460,004	425,775
Other current assets	2,958	60,233
Due from related parties	67,975	24,505
Total current assets	635,060	557,506

Property and equipment, net	2,145,061	2,120,343

Other assets	70,810	51,600
	$2,850,931	$2,729,449

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Current portion of long-term debt	$12,662	$241,460
Accounts payable and accrued expenses	411,549	489,788
Customer deposit	35,000	-
Deferred revenue	-	2,990
Total current liabilities	459,211	734,238

Long-term debt - less current portion above	3,579,883	803,258

Commitments and contingencies	-	-

Minority interest	-	2,377
Stockholders' equity (deficiency):
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $.001 par value, 35,714,285 authorized; 15,643,340 shares issued and outstanding at January 31, 2008 39,500,511 shares issued and outstanding at July 31, 2007	5,643	39,501
Additional paid in capital	46,603,561	46,569,703
Deficit accumulated during the development stage	(47,791,788)	(45,411,768)
Common stock held in escrow (10,000,000 shares)	-	-
Cumulative other comprehensive (loss)	(5,579)	(7,860)
Total stockholders' equity (deficiency)	(1,188,163)	1,189,576
	$2,850,931	$2,729,449

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Statements of Operations
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED		INCEPTION
	JANUARY 31,		JANUARY 31,		THROUGH
	2008	2007	2008	2007	January 31, 2008

Sales	$639,025	$601,293	$301,937	$325,179	$2,408,278
Cost of sales	612,847	618,165	241,074	311,589	2,762,143
Gross Profit (loss)	26,178	(16,872)	60,863	13,590	(353,865)

Costs and expenses:
General and administrative	1,974,054	7,634,181	1,041,331	6,374,198	40,151,986
Research and development	400,830	332,126	327,288	43,952	6,370,446
	2,374,884	7,966,307	1,368,619	6,418,150	46,522,432

Loss from operations	(2,348,706)	(7,983,179)	(1,307,756)	(6,404,560)	(46,876,297)

Other income (expense):
Interest expense	(45,085)	(41,154)	(18,005)	(24,611)	(786,522)
Interest income	476	1,232	234	914	21,337
Loss from sale of other assets	(3,903)	-	(3,903)	-	(318,284)
Other income (expenses)	14,821	1,675	15,199	(360)	905,802

Net loss before discontinued operations
and minority interest	(2,382,397)	(8,021,426)	(1,314,231)	(6,428,617)	(47,053,964)

Loss from discontinued operations	-	-	-	-	(757,024)
	(2,382,397)	(8,021,426)	(1,314,231)	(6,428,617)	(47,810,988)

Minority interest in net loss	2,377	-	2,377	-	19,200

Net loss	(2,380,020)	(8,021,426)	(1,311,854)	(6,428,617)	(47,791,788)

Other comprehensive income
Foreign currency translation	(1,691)	-	(5,663)	-	(9,551)

Net comprehensive loss	$(2,381,711)	$(8,021,426)	$(1,317,517)	$(6,428,617)	$(47,801,339)

Net loss per share - basic and diluted	$(0.35)	$(0.30)	$(0.16)	$(0.23)

Weighted number of shares - basic and diluted	6,815,453	26,703,565	7,987,977	27,520,883

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
A Development Stage Company
Consolidated Statement of Stockholder's Equity (Deficiency)
(Unaudited)

				Deficit
				Accumulated	Cumulative
			Additional	during the	other
	Common stock		Paid-in	Development	Comprehensive
	Shares	Amount	Capital	Stage	Income (loss)	Total
Balance July 31, 2006	25,895,130	$25,895	$37,598,409	$(34,792,011)	$-	$2,832,293

Stock issuances
Value of stock options issued			2,103,600			2,103,600
Exercise of options	1,206,000	1,206	4,280,094	-	-	4,281,300
Value of stock issued for services	3,100,000	3,100	2,596,900	-	-	2,600,000
Stock dividends	9,299,381	9,300	(9,300)	-	-	-
Net loss for the year	-	-	-	(10,619,757)	-	(10,619,757)

Foreign currency transactions	-	-	-	-	(7,860)	(7,860)

Balance July 31, 2007	39,500,511	39,501	46,569,703	(45,411,768)	(7,860)	1,189,576

Stock issuances
Common stock issued as collateral
pre-reverse stock split	10,000,000	-	-	-	-	-
Reverse stock split	(42,428,598)	(33,858)	33,858	-	-
Common stock issued as collateral
post-reverse stock split	8,571,427	-	-	-	-	-

Net loss for the period	-	-	-	(2,380,020)	-	(2,380,020)

Foreign currency transactions	-	-	-	-	2,281	2,281

Balance January 31, 2008	15,643,340	$5,643	$46,603,561	$(47,791,788)	$(5,579)	$(1,188,163)

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Statements of Cash Flows
(UNAUDITED)

			Inception
	SIX MONTHS ENDED		through
	JANUARY 31,		January 31,
	2008	2007	2008

Cash provided (used in) Operating Activities:
Net (loss) for the period	$(2,380,020)	$(8,021,425)	$(47,791,788)
Adjustments to reconcile net (loss) to cash
Depreciation & Amortization	58,659	74,316	775,218
Bad debt expense	9,678	-	186,582
Gain/loss of sale of other assets	-	-	314,381
Minority interest in loss	(2,377)	-	(19,200)
Stock-based compensation	-	5,459,600	23,745,641
(Increase) decrease in marketable securities - restricted	(476)	-	(476)
(Increase) in accounts receivable	(22,485)	(12,925)	(201,383)
(Increase) in inventories	(34,229)	(224,896)	(460,004)
(Increase) decrease in prepaid expenses and other assets	57,275	3,669	(2,958)
Loss on sale of property and equipement	3,903	-	3,903
(Increase) in other assets	(19,210)	-	(69,210)
Increase (decrease) in accounts payable and accrued expenses	(78,239)	54,998	411,549
Increase in customer deposits	35,000	2,990	37,990
Decrease in deferred revenue	(2,990)		(2,990)
Write off of mineral property	-	-	5,150
Loss from discontinued operations	-	-	757,024
Cash used in operating activities	(2,375,511)	(2,663,673)	(22,310,571)

Cash provided (used in) Investing Activities:
Increase in other assets	-	(11,310)	(1,493,577)
Proceeds from sale of other assets	-	-	1,136,372
Increase in restricted cash	-	-	(40,215)
Purchase of mineral property	-	-	(5,150)
Purchase of property and equipment	(88,350)	(125,368)	(1,120,432)
Proceeds from sale of property and equipment	1,070	-	1,070
Cash used in investing activities	(87,280)	(136,678)	(1,521,932)

Cash provided (used in) by Financing Activities:
Sale of minority interest in subsidiaries	-	-	19,200
Proceeds from the exercise of stock options	-	1,207,000	15,292,895
Collection of stock receivable	-	-	50,000
Proceeds from the issuance of debt	3,596,611	-	6,516,611
Advances from related parties	2,712,008	3,742,261	11,554,239
Payments of related party advances	(2,755,478)	(2,448,749)	(8,422,475)
Payments of debt	(1,048,784)	(140,188)	(1,384,066)
Proceeds from the issuance of common stock	-	-	259,300
Cash provided by financing activities	2,504,357	2,360,324	23,885,704

Effect of exhange rate changes on cash and cash equivalents	2,281	-	(5,579)

Net increase (decrease) in cash	43,847	(440,027)	47,622

Cash at beginning of period	3,775	519,181	-

Cash at end of period	$47,622	$79,154	$47,622

Supplemental information:
Cash paid during the year for:
Interest paid	$45,006	$40,989
Income taxes paid	$-	$-
Non - cash financing activities:
Fixed assets acquired by the issuance of debt	$-	$-	$1,300,000
Shares issued for related party advances	$-	$-	$3,000,000

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Financial statement presentation

The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements. Therefore, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2007 as filed with the Securities Exchange Commission.

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

Financial accounting standards
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for us for acquisitions made after November 30, 2009. We are evaluating the impact of this standard and do not expect the adoption of SFAS 141(R) to have a material impact on its financial statements.

Note 2. Property and equipment

Property and equipment consist of:

	(unaudited)
	January 31, 2008	July 31, 2007
Building improvements	$1,272,352	$1,270,637
Computer equipment	34,893	22,286
Furniture and fixtures	143,008	115,944
Office equipment	85,626	92,539
Machinery and equipment	73,536	27,389
Vehicles	75,439	73,203
Software costs	22,291	19,993
Land	700,000	700,000
	2,407,145	2,321,991
Less accumulated depreciation	(262,084)	(201,648)
	$2,145,061	$2,120,343

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Going concern

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

Note 4. Inventories

Inventories consist of the following:

	(unaudited)
	January 31, 2008	July 31, 2007
Raw materials and work in progress	$429,794	$323,170
Finished goods	30,210	102,605
	$460,004	$425,775

Note 5. Long-term debt

Long-term debt consists of:

	(unaudited)
	January 31, 2008	July 31, 2007
Note payable to Richard Howard,
paid in full in November 2007	$-	$1,044,718

10.875% note payable to Bayview Loan
Servicing, LLC, payable in monthly
installments of approximately $11,388 including
interest, collateralized by real property
due in full on or before December 2022	995,934	-

10% note payable to Wyndom Capital
Investments, Inc., payable in October 2010
collateralized by 10,000,000 shares of
the Company's common stock	2,596,611	-
	3,592,545	1,044,718
Less current portion	(12,662)	(241,460)
	$3,579,883	$803,258

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Long-term debt – continued

Principal maturities on continuing operations are as follows as of January 31, 2008:

2008	$12,662
2009	31,252
2010	2,631,437
2011	38,807
2012	43,245
Thereafter	835,142
$3,592,545

In October 2007, the Company entered into a loan agreement with Wyndom Capital Investments, Inc. The Company issued 10,000,000 pre-reverse stock split shares (computes to 1,428,573 post-reverse stock split shares) of outstanding stock as collateral for the above note and 8,571,427 post reverse stock split shares of outstanding stock as collateral to total 10,000,000 post reverse stock split shares. The agreement provides loans up to $4,000,000 with interest payable monthly at a rate of 10% per annum and due in full in October of 2010. Loans under the agreement are secured by the Company’s shares of common stock at a rate of two and one half shares to each dollar of principal. As of March 14, 2008, the Company has borrowed $2,935,161 under the loan agreement. The Company paid interest to Wyndom of approximately $25,000 for the six months ended January 31, 2008 and 0$ for the six months ended January 31, 2007.

As of the date of the report on the financial statements, Wyndom has not declared default and the shares are not deemed outstanding. If Wyndom were to declare default and take possession of the collateral, the number of shares are sufficient to make Wyndom the controlling shareholder.

In November 2007 the Company refinanced their loan for their building in North Carolina. The Company paid off the remainder of their old loan to Richard Howard, approximately $50,000 in cash and $1,000,000 with a new loan. The new loan with Bayview Loan Servicing, LLC is $1,000,000. The loan has an initial interest rate at 10.875% per annum with a monthly payment of $11,388, including interest. The loan is due in full on December 1, 2022. After the first 24 months, the interest rate adjusts to Prime plus 4.875%. Interest rate changes are limited to 2% increase or decrease in any annual adjustments. Interest paid to Richard Howard was waived for the six months ended January 31, 2008 due to a full payment of the loan in advance; $40,500 of interest was paid for the six months ended January 31, 2007. Interest paid for the six months ended January 31, 2008 and 2007 for Bayview Loan Servicing, LLC is approximately $19,900 and $0, respectively.

Note 6. Stockholders’ Equity

In January 2008, the Company’s shareholders approved a 1:7 reverse stock split. Except for the presentation of common shares authorized and issued on the consolidated balance sheet and shares presented in the consolidated statement of stockholders’ equity (deficit), all shares and par share information has been revised to give retroactive effect to the reverse stock split. Authorized shares was 50,000,000 and was increased to 250,000,000 on December 24, 2007 (computes to 35,714,285 post-reverse stock split authorized shares). Wyndom Capital Investments, Inc. currently holds 10,000,000 post reverse stock split shares as collateral for a loan of up to $4,000,000 as discussed in Note 5.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Segment information

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management. We are organized by line of business and geographical area. The Company has two businesses, telecommunication services and the development and sale of electric powered vehicles.

The following is financial information relating to the Company’s business segments:

	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007

Revenues from external customers
Telecommunication services
United States	$430,322	$601,293	$195,648	$325,179
India	-	-	-	-
Canada	-	-	-	-
Electric powered vehicle sales
United States	208,703	-	106,289	-
Hong Kong	-	-	-	-
Total revenues	$639,025	$601,293	$301,937	$325,179

Loss from operations
Telecommunication services
United States	$(206,680)	$(921,126)	$(26,086)	$(490,174)
India	(191,392)	-	(73,816)	-
Canada	(18,424)	-	(6,625)	-
Electric powered vehicle sales
United States	(1,931,960)	(7,061,827)	(1,200,979)	(5,914,160)
Hong Kong	(250)	(226)	(250)	(226)
Total loss from operations	$(2,348,706)	$(7,983,179)	$(1,307,756)	$(6,404,560)

	January 31, 2008	July 31, 2007
Identifiable assets :
Telecommunication services
United States	$121,399	$167,421
India	65,462	46,578
Canada	-	922
Electric powered vehicle sales
United States	2,662,222	2,512,431
Hong Kong	1,848	2,097
Total assets	$2,850,931	$2,729,449

Note 8. Subsequent events

The Company is in the process of forming an additional subsidiary in India to carry on certain support operations.

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

SIX MONTHS ENDED JANUARY 31, 2008 and 2007

We incurred a net loss of $2,380,020 for the six months ended January 31, 2008, which included general and administrative costs of $1,974,054, and research and development expense of $400,830.

Our net loss for the six-month period ended January 31, 2008 decreased from the comparative period in fiscal 2007 (from $8,021,406 in 2007 to $2,380,020 in 2008). This was primarily due to a decrease in general and administrative expense from $7,634,181 in the six-month period ended January 31, 2007, to $1,974,054 for the comparable period in 2008, resulting primarily from a stock based compensation expense of $5,459,600 in 2007 as compared with $-0- in 2008. In 2008, we also incurred interest expense of $45,085 related to loans payable, as compared with $41,154 for the comparable period in 2007.

THREE MONTHS ENDED JANUARY 31, 2008 and 2007

We incurred a net loss of $1,311,854 for the three months ended January 31, 2008, which included general and administrative costs of $1,041,331, and research and development expense of $327,288.

Our net loss for the three-month period ended January 31, 2008 decreased from the comparative period in fiscal 2007 (from $6,428,617 in 2007 to $1,311,854 in 2008). This was primarily due to a decrease in general and administrative expense from $6,374,198 in the three-month period ended January 31, 2007, to $1,041,331 for the comparable period in 2008, resulting primarily from a stock based compensation expense of $5,459,600 in 2007 as compared with $-0- in 2008; an increase in research and development expense from $43,952 in 2007 to $327,288 in 2008; and a decrease in sales from $325,179 in the three-month period ended January 31, 2007, to $301,937 in 2008. In 2008, we also incurred interest expense of $18,005 related to loans payable, as compared with $24,611 for the comparable period in 2007.

PLAN OF OPERATION

During the period since inception on April 12, 2000 to January 31, 2008, we have incurred operating losses aggregating $46,876,297. At January 31, 2008, we had liabilities of $4,039,094 and a working capital surplus of $175,849.

The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary debt and equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of January 31, 2008, we had $47,622 cash on hand.

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

During the six months ended January 31, 2008, we received proceeds of $3,596,611 from the issuance of promissory notes for debt, of which $2,596,611 were notes issued pursuant to the Wyndom Capital loan agreement described below, and the balance of the debt was incurred in connection with the refinancing of our facility in North Carolina. Our ability to raise additional capital is affected by trends and uncertainties beyond our control.

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

We have been disbursed loans in the aggregate amount of $2,596,611 under the Loan Agreement as of January 31, 2008.

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

New Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements,” (“SFAS 157”) which enhances existing guidance for measuring assets and liabilities using fair value. This standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) providing companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141 (R)”) “Business Combinations”, which replaces SFAS 141 “Business Combinations”. This Statement improves the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company will implement this Statement in 2009.

In December 2007, the FASB issued SFAS No. 160 “Non-Controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate from parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

In January 2008, Staff Accounting Bulletin (“SAB”) 110 “Share-Based Payment” (“SAB 110”), was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payments”. The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

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

Item 3A(T). Controls and Procedures.

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

On November 23, 2004, the Company filed a Complaint in the Eighth Judicial District Court, County of Clark, State of Nevada, sitting in Las Vegas, Nevada, styled "Whistler Investments, Inc., et al. v. The Depository Trust and Clearing Corporation, et al.", Case No. A495703. The defendants include The Depository Trust Company and the National Securities Clearing Corporation. The action alleges 22 state law claims, including intentional and negligent misrepresentation, fraud, racketeering, negligence, conversion, interference with contractual relations and prospective economic advantages and conspiracy. A motion to dismiss has been filed by defendants. Our case is on appeal at the Ninth Circuit. Our Opening Brief has been filed. Briefing is still in progress. A decision is expected in 15-20 months.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held an Annual Meeting of Stockholders on December 21, 2007, in Calgary, Alberta, Canada.

(b) The following persons were elected directors of the Company at the Annual Meeting, to serve and hold office until the next annual meeting of stockholders and until their successors are elected and qualify: Holly A. Roseberry, Mehboob Charania, Brian Newman and Gregory Navone.

(c) At the Annual Meeting, a total of 33,367,942 shares were present in person or by proxy out of 49,500,511 shares outstanding. The following is the result of stockholder voting on the proposals before the meeting:

Proposal	Votes in Favor	Votes Against	Abstentions/ Broker Nonvotes

Election of
Holly Roseberry
as a Director	32,935,220	—	432,722

Election of
Mehboob Charania
as a Director	32,947,800	—	420,142

Election of
Brian Newman
as a Director	33,014,119	—	353,823

Election of
Gregory Navone
as a Director	33,013,650	—	354,292

Increase of
Authorized Common
Stock to 50,000,000
shares	32,530,132	723,362	114,446

At the stockholders meeting, by a vote of an aggregate of 3,860,864 shares of common stock, the stockholders recommended to the Board of Directors to approve and effect a one-for-seven reverse split of the Company’s common stock in the first part of 2008. The Board of Directors, at the annual meeting of the Board following the stockholders meeting, approved the one-for-seven reverse split, with a concurrent seven-fold reduction in the 250,000,000 shares of authorized common stock approved at the stockholders meeting.

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
Dated: March 19, 2008