Form 10-Q
period 2008-04-30
Hybrid Technologies Inc.
filed 2008-06-20
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2008

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______________________to_______________________

Commission File Number  000-33391

HYBRID TECHNOLOGIES, INC.

(Exact name of Small Business Issuer as specified in its charter)

Nevada	88-0490890
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4894 Lone Mountain #168, Las Vegas NV	89130
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code: 818-780-2403

Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 23,347,257 as of June 3, 2008.

HYBRID TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

HYBRID TECHNOLOGIES, INC.

I N D E X

Page No.

ITEM I - Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of April 30, 2008 (Unaudited) and July 31, 2007 (Audited)	2

Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2008 and 2007 and from Inception (April 12, 2000) to April 30, 2008 (Unaudited)	3

Consolidated Statement of Stockholders Equity (Deficit) (Unaudited)	4

Consolidated Statements of Cash Flows for the Three and Nine Months Ended April 30, 2008 and 2007 and from Inception (April 12, 2000) to April 30, 2008 (Unaudited)	5

Notes to Unaudited Consolidated Financial Statements	6-11

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Balance Sheets

	(unaudited)
	April 30,	July 31,
	2008	2007

ASSETS

Current assets:
Cash	$15,612	$3,775
Marketable securities - restricted	-	41,224
Accounts receivable, net of allowance for doubtful accounts of $0 at April 30, 2008 and $139,003, at July 31, 2007	75,015	1,994
Inventories	204,930	425,775
Other current assets	10	60,233
Due from related parties	142,467	16,300
Total current assets	438,034	549,301

Property and equipment, net	2,023,051	2,120,343

Other long term assets:
Other assets	56,661	51,600
Deferred patent costs	21,987	-
Total other long term assets	78,648	51,600
	$2,539,733	$2,721,244

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Current portion of long-term debt	$30,418	$241,460
Accounts payable and accrued expenses	326,953	481,583
Customer deposit	65,800	-
Deferred revenue	-	2,990
Total current liabilities	423,171	726,033

Long-term debt - less current portion above	4,364,361	803,258

Commitments and contingencies	-	-

Minority interest	-	2,377

Stockholders' equity (deficiency):
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $.001 par value, 35,714,285 authorized; 15,847,257 shares issued and outstanding at April 30, 2008 39,500,511 shares issued and outstanding at July 31, 2007	5,847	39,501
Additional paid in capital	47,808,009	46,569,703
Deficit accumulated during the development stage	(50,061,655)	(45,411,768)
Cumulative other comprehensive (loss)	-	(7,860)
Total stockholders' equity (deficiency)	(2,247,799)	1,189,576

	$2,539,733	$2,721,244

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Statements of Operations
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED		INCEPTION
	APRIL 30,		APRIL 30,		THROUGH
	2008	2007	2008	2007	April 30, 2008

Sales	$809,006	$985,316	$169,981	$384,023	$2,578,259
Cost of sales	672,650	1,014,609	59,803	396,444	2,821,946
Gross Profit (loss)	136,356	(29,293)	110,178	(12,421)	(243,687)

Costs and expenses:
General and administrative	2,944,590	11,563,252	970,536	3,929,071	41,122,522
Compensatory element of stock	804,652	-	804,652	-	804,652
Research and development	1,058,180	793,226	657,350	461,100	7,027,796
	4,807,422	12,356,478	2,432,538	4,390,171	48,954,970

Loss from operations	(4,671,066)	(12,385,771)	(2,322,360)	(4,402,592)	(49,198,657)

Other income (expense):
Interest expense	(142,349)	(63,901)	(97,264)	(22,747)	(883,786)
Interest income	594	1,537	118	305	21,455
(Gain) loss from sale of assets	(1,985)	-	(5,888)	-	(1,985)
Loss from sale of other assets	-	(314,381)	-	(314,381)	(316,366)
Other income (expenses)	413	1,834	(14,408)	160	891,394
Loss from sale of subsidiaries	162,129	-	162,129	-	-

Net loss before discontinued operations and minority interest	(4,652,264)	(12,760,682)	(2,277,673)	(4,739,255)	(49,487,945)

Loss from discontinued operations	-	-	-	-	(757,024)
	(4,652,264)	(12,760,682)	(2,277,673)	(4,739,255)	(50,244,969)

Minority interest in net loss	2,377	-	-	-	19,200

Net loss	(4,649,887)	(12,760,682)	(2,277,673)	(4,739,255)	(50,225,769)

Other comprehensive income – Foreign currency translation	5,579	496	7,270	496	(2,281)

Net comprehensive loss	$(4,644,308)	$(12,760,186)	$(2,270,403)	$(4,738,759)	$(50,228,050)

Net loss per share - basic and diluted	$(0.30)	$(0.47)	$(0.14)	$(0.15)

Weighted number of shares - basic and diluted	15,666,348	27,268,268	15,713,385	31,792,620

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Statement of Stockholder's Equity (Deficiency)
(Unaudited)

				Deficit
				Accumulated	Cumulative
			Additional	During the	Other
	Common stock		Paid-in	Development	Comprehensive
	Shares	Amount	Capital	Stage	Income (loss)	Total
Balance July 31, 2006	25,895,130	$25,895	$37,598,409	$(34,792,011)	$-	$2,832,293

Stock issuances
Value of stock options issued			2,103,600			2,103,600
Exercise of options (valued at $3.55 per share)	1,206,000	1,206	4,280,094	-	-	4,281,300
Value of stock issued for services	3,100,000	3,100	2,596,900	-	-	2,600,000
Stock dividends	9,299,381	9,300	(9,300)	-	-	-
Net loss for the year	-	-	-	(10,619,757)	-	(10,619,757)

Foreign currency transactions	-	-	-	-	(7,860)	(7,860)

Balance July 31, 2007	39,500,511	39,501	46,569,703	(45,411,768)	(7,860)	1,189,576

Stock issuances
Value of stock options issued			-			-
Exercise of options (valued at $2.00 per share)	200,000	204	399,796	-	-	400,000
Common stock issued as collateral pre-reverse stock split	10,000,000	-	-	-	-	-
Reverse stock split	(42,424,681)	(33,858)	33,858	-	-
Common stock issued as collateral post-reverse stock split	8,571,427	-	-	-	-	-
Stock based compensation expense			804,652			804,652

Net loss for the period	-	-	-	(4,649,887)	-	(4,649,887)

Foreign currency transactions	-	-	-	-	7,860	7,860

Balance April 30, 2008	15,847,257	$5,847	$47,808,009	$(50,061,655)	$-	$(2,247,799)

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Statements of Cash Flows
(UNAUDITED)

			Inception
	NINE MONTHS ENDED		through
	APRIL 30,		April 30,
	2008	2007	2008

Cash provided (used in) Operating Activities:
Net (loss) for the period	$(4,649,887)	$(12,760,682)	$(50,061,655)
Adjustments to reconcile net (loss) to cash
Depreciation & Amortization	90,674	111,504	807,233
Bad debt expense	9,678	-	186,582
Gain/loss of sale of other assets	-	314,381	314,381
Minority interest in loss	(2,377)	-	(19,200)
Stock-based compensation	804,652	8,059,600	24,550,293
(Increase) decrease in marketable securities - restricted	41,224	-	41,224
(Increase) in accounts receivable	(82,699)	7,816	(261,597)
(Increase) decrease in inventories	220,845	(78,879)	(204,930)
(Increase) decrease in prepaid expenses and other assets	60,223	(7,774)	(10)
(Gain) on sale of property and equipment	(1,918)	-	(1,918)
(Increase) decrease in other assets	(5,061)	-	(55,061)
Increase (decrease) in accounts payable and accrued expenses	(154,630)	162,236	335,158
Increase in customer deposits	65,800	-	65,800
(Increase) decrease in deferred revenue	(2,990)	2,990	-
(Gain) on sale of subsidiary	(162,129)	-	(162,129)
Investment in subsidiaries	(52,871)	-	(52,871)
Write off of mineral property	-	-	5,150
Loss from discontinued operations	-	-	757,024
Cash used in operating activities	(3,821,466)	(4,188,808)	(23,756,526)

Cash provided (used in) Investing Activities:
Increase in other assets	-	(5,473)	(1,493,577)
Proceeds from sale of other assets	-	1,133,372	1,136,372
Increase in restricted cash	-	-	(40,215)
Purchase of mineral property	-	-	(5,150)
Proceeds from sale of subsidiary	215,000	-	215,000
(Sale) of property and equipment	(20,469)	(155,766)	(1,052,551)
Proceeds from sale of property and equipment	29,005	-	29,005
(Increase) in deferred patent costs	(21,987)	-	(21,987)
Cash used in investing activities	201,549	972,133	(1,233,103)

Cash provided (used in) by Financing Activities:
Sale of minority interest in subsidiaries	-	-	19,200
Proceeds from the exercise of stock options	400,000	2,271,999	15,692,895
Collection of stock receivable	-	-	50,000
Proceeds from the issuance of debt	4,421,662	-	7,341,662
Advances from related parties	3,539,995	4,424,678	12,382,226
Payments of related party advances	(3,666,162)	(3,919,795)	(9,333,159)
Payments of debt	(1,071,601)	(147,601)	(1,406,883)
Proceeds from the issuance of common stock	-	-	259,300
Cash provided by financing activities	3,623,894	2,629,281	25,005,241

Effect of exchange rate changes on cash and cash equivalents	7,860	496	-

Net increase (decrease) in cash	11,837	(586,898)	15,612

Cash at beginning of period	3,775	519,181	-

Cash at end of period	$15,612	$(67,717)	$15,612

Supplemental information:
Cash paid during the year for:
Interest paid	$45,006	$63,800
Income taxes paid	$-	$-
Non - cash financing activities:
Fixed assets acquired by the issuance of debt	$-	$-	$1,300,000
Shares issued for related party advances	$-	$-	$3,000,000

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

History and Nature of Business

On April 16, 2008 the Company sold their controlling interest of approximately 69% of the outstanding common stock in Zingo, Inc. (now Superlattice Power, Inc., “SPI”), which provided telecommunication services to business and residential customers utilizing VOIP technology, for $215,000. In connection with the sale of the Company’s controlling interest in SPI, the Company recognized a loss of $162,129.

Effective April 15, 2008, the Company entered into a license agreement with Superlattice Power, Inc. (formerly a subsidiary, Zingo, Inc.) providing for their license to SPI of their patent applications and technologies for rechargeable lithium ion batteries for hybrid vehicles and other applications (“licensed products”). Under the license agreement, the Company has the right to purchase their requirements of lithium ion batteries from SPI, and their requirements of lithium ion batteries shall be supplied by SPI in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of SPI. The Company’s cost for lithium ion batteries purchased from SPI shall be SPI’s actual manufacturing costs for such batteries for the fiscal quarter of SPI in which the Company’s purchase takes place.

SPI has agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the Licensed Products.

Reclassification
Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. These reclassifications have had no impact on the net equity or income (loss) from operations.

Deferred patent costs
The Company capitalizes costs directly incurred in pursuing patent applications as deferred patent costs. When such applications result in an issued patent, the related costs are amortized over the remaining legal life of the patents, which is assumed to be 17 years, using the straight-line method. On a quarterly basis, the Company reviews the issued patents and pending patent applications and if the Company determines to abandon a patent application, or an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed. As of April 30, 2008 there were only pending patent applications.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Financial statement presentation - continued

Financial accounting standards
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for us for acquisitions made after December 15, 2008. The Company is evaluating the impact of this standard and does not expect the adoption of SFAS 141(R) to have a material impact on its financial statements.

Note 2. Property and equipment

Property and equipment consist of:

	(unaudited)
	April 30, 2008	July 31, 2007
Building improvements	$1,272,352	$1,270,637
Computer equipment	-	22,286
Furniture and fixtures	142,425	115,944
Office equipment	-	92,539
Machinery and equipment	33,497	27,389
Vehicles	60,979	73,203
Software costs	2,298	19,993
Land	700,000	700,000
	2,211,551	2,321,991
Less accumulated depreciation	(188,500)	(201,648)
	$2,023,051	$2,120,343

Depreciation expense for the nine months ended April 30, 2008 and 2007 was $90,674 and $111,504, respectively.

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

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Inventories

Inventories consist of the following:

	(unaudited)
	April 30, 2008	July 31, 2007
Raw materials and work in progress	$204,930	$323,170
Finished goods	-	102,605
	$204,930	$425,775

Note 5. Long-term debt

Long-term debt consists of:

	(unaudited)
	April 30, 2008	July 31, 2007
Note payable to Richard Howard, paid in full in November 2007	$-	$1,044,718

10.875% note payable to Bayview Loan Servicing, LLC, payable in monthly installments of approximately $11,388 including interest, collateralized by real property due in full on or before December 2022	988,779	-

10% note payable to Wyndom Capital Investments, Inc., payable in October 2010 collateralized by 10,000,000 shares of the Company's common stock	3,406,000	-
	4,394,779	1,044,718
Less current portion	(30,418)	(241,460)
	$4,364,361	$803,258

Principal maturities on continuing operations are as follows as of April 30, 2008:

2009	$30,418
2010	3,439,896
2011	37,771
2012	42,090
2013	46,902
Thereafter	797,702
$4,394,779

In October 2007, the Company entered into a loan agreement with Wyndom Capital Investments, Inc. The Company issued 10,000,000 pre-reverse stock split shares (computes to 1,428,573 post-reverse stock split shares) of outstanding stock as collateral for the above note and 8,571,427 post reverse stock split shares of outstanding stock as collateral to total 10,000,000 post reverse stock split shares. The agreement provides loans up to $4,000,000 with interest payable monthly at a rate of 10% per annum and due in full in October of 2010. Loans under the agreement are secured by the Company’s shares of common stock at a rate of two and one half shares to each dollar of principal. As of June 12, 2008, the Company has borrowed $3,697,000 under the loan agreement. The Company paid interest to Wyndom of approximately $95,000 for the nine months ended April 30, 2008 and $0 for the nine months ended April 30, 2007.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Long-term debt – continued

As of the date of the report on the financial statements, Wyndom has not declared default and the shares are not deemed outstanding. If Wyndom were to declare default and take possession of the collateral, the number of shares is sufficient to make Wyndom the controlling shareholder.

In November 2007 the Company refinanced their loan for their building in North Carolina. The Company paid off the remainder of their old loan to Richard Howard, approximately $50,000 in cash and $1,000,000 with a new loan. The new loan with Bayview Loan Servicing, LLC is $1,000,000. The loan has an initial interest rate at 10.875% per annum with a monthly payment of $11,388, including interest. The loan is due in full on December 1, 2022. After the first 24 months, the interest rate adjusts to Prime plus 4.875%. Interest rate changes are limited to 2% increase or decrease in any annual adjustments. Interest paid to Richard Howard was waived for the nine months ended April 30, 2008 due to a full payment of the loan in advance; $63,200 of interest was paid for the nine months ended April 30, 2007. Interest paid for the nine months ended April 30, 2008 and 2007 for Bayview Loan Servicing, LLC is approximately $46,900 and $0, respectively.

Note 6. Stockholders’ Equity

In December 2007, the Company’s shareholders approved a 1:7 reverse stock split. Except for the presentation of common shares authorized and issued on the consolidated balance sheet and shares presented in the consolidated statement of stockholders’ equity (deficit), all shares and par share information has been revised to give retroactive effect to the reverse stock split. Authorized shares were 50,000,000 and were increased to 250,000,000 on December 24, 2007 (computes to 35,714,285 post-reverse stock split authorized shares). Wyndom Capital Investments, Inc. currently holds 10,000,000 post reverse stock split shares as collateral for a loan of up to $4,000,000 as discussed in Note 5.

Note 7. Leases

Effective April 16, 2008, SPI agreed to lease approximately 5,000 square feet of space in the Company’s North Carolina facility. The leased space will be suitable for, and utilized by SPI for, SPI’s developmental and manufacturing operations for licensed products pursuant to the license agreement. The leased space is leased on a month-to-month basis at a monthly rental of $2,500, the monthly rental to be escalated five (5%) percent annually. Although the lease was signed, the space is not available as of April 30, 2008. Therefore, through mutual agreement, no rent has been paid yet. Also, effective April 16, 2008, the Company also sold to SPI for the purchase price of $29,005, specified equipment and supplies related to the licensed agreement.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Segment information

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management. The Company is organized by line of business and geographical area. The Company has two businesses, telecommunication services and the development and sale of electric powered vehicles.

The following is financial information relating to the Company’s business segments:

	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007

Revenues from external customers
Telecommunication services
United States	$600,303	$936,566	$169,981	$335,273
India	-	-	-	-
Canada	-	-	-	-
Electric powered vehicle sales
United States	208,703	48,750	-	48,750
Hong Kong	-	-	-	-
Total revenues	$809,006	$985,316	$169,981	$384,023

Loss from operations
Telecommunication services
United States	$(243,033)	$(1,158,306)	$(36,353)	$(237,180)
India	(281,665)	(37,470)	(90,273)	(37,470)
Canada	(18,430)	(43,613)	(6)	(43,613)
Electric powered vehicle sales
United States	(4,127,688)	(11,146,350)	(2,195,728)	(4,084,523)
Hong Kong	(250)	(32)	-	194
Total loss from operations	$(4,671,066)	$(12,385,771)	$(2,322,360)	$(4,402,592)

Note 9. Subsequent events

The Company is in the process of forming an additional subsidiary in India to carry on certain support operations.

On May 5, 2008, the Company entered into a loan agreement with Crystal Capital Ventures Inc. (Crystal Capital). The loan agreement provides for loans to the Company of up to $3,000,000, with a minimum initial loan of $500,000 the disbursement of which to us took place on May 19, 2008. The notes evidencing the installments of the loans bear interest payable monthly in arrears at the rate of 10% per annum; and mature and are due and payable three years from the date of issuance. The loans under the loan agreement are secured by shares of the Company’s common stock held by Crystal Capital.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Subsequent events - continued

The Company is required to issue shares as collateral at the rate of two and one half shares of the Company’s common stock for each dollar principal amount of the loan advanced to the Company. After Crystal Capital has disbursed the first $1,000,000 principal amount of the Loan to the Company, Crystal Capital is entitled to receive a certificate for the balance of the 5,000,000 shares of common stock representing the collateral for the $2,000,000 balance of the funds that may be disbursed under the loan agreement. Following disbursement of the first $1,000,000 of funds pursuant to the loan agreement, on May 27, 2008, the Company issued 7,500,000 shares of common stock as collateral to Crystal Capital.

Crystal Capital disbursed loans in the aggregate amount of $1,000,000 under the loan agreement as of May 31, 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATION

During the period since inception on April 12, 2000 to April 30, 2008, we have incurred operating losses aggregating $49,198,657. At April 30, 2008, we had liabilities of $4,787,532 and a working capital surplus of $14,863.

At the annual shareholders meeting in Calgary, December 2007, the Board of Directors was directed to sell  all of the Company's  interest in Zingo, Inc.,  which included the  Zingo shares  owned by the Company and receivables  from Zingo. The Company sold all its interests in Zingo for the total appraised value of these assets of $215,000, received on April 18, 2008.  We have  written off our receivables from Zingo in our financials as a result of this sale. In connection with this sale, we recognized a loss of $162,129.

The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary debt and equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of April 30, 2008, we had $15,612 cash on hand.

NINE MONTHS ENDED APRIL 30, 2008 and 2007

We incurred a net loss of $4,649,887 for the nine months ended April 30, 2008, which included general and administrative costs of $2,944,590, research and development expense of $1,058,180 and stock based compensation expense of $804,652. The net loss for this period included a loss of $162,129 incurred in connection with the sale of our controlling interest in Zingo, Inc.

Our net loss for the nine-month period ended April 30, 2008 decreased from the comparative period in fiscal 2007 (from $12,760,682 in 2007 to $4,649,887 in 2008). This was primarily due to a decrease in general and administrative expense from $11,563,272 in the nine-month period ended April 30, 2007, to $2,944,590 for the comparable period in 2008, and an increase in stock based compensation expense from $-0- in 2007 to $804,652 in 2008. In 2008, we also incurred interest expense of $142,349 related to loans payable, as compared with $63,901 for the comparable period in 2007.

THREE MONTHS ENDED APRIL 30, 2008 and 2007

We incurred a net loss of $2,277,673 for the three months ended April 30, 2008, which included general and administrative costs of $970,536, research and development expense of $657,350 and stock based compensation expense of $804,652. The net loss for this period included a loss of $162,129 incurred in connection with the sale of our controlling interest in Zingo, Inc.

Our net loss for the three-month period ended April 30, 2008 decreased from the comparative period in fiscal 2007 (from $4,739,255 in 2007 to $2,277,673 in 2008). This was primarily due to a decrease in general and administrative expense from $3,929,071 in the three-month period ended April 30, 2007, to $970,536 for the comparable period in 2008, and an increase in stock based compensation expense from $-0- in 2007 to $804,652 in 2008; an increase in research and development expense from $461,100 in 2007 to $657,350 in 2008; and a decrease in sales from $384,023 in the three-month period ended April 30, 2007, to $169,981 in 2008. In 2008, we also incurred interest expense of $97,264 related to loans payable, as compared with $22,747 for the comparable period in 2007.

Telecommunications Services

On April 16, 2008 we sold our controlling interest of approximately 69% of the outstanding common stock in Zingo, Inc. (now Superlattice Power, Inc.), which provided telecommunication services to business and residential customers utilizing VoIP technology.

Electric Vehicle Operations

We convert vehicles in our developmental facility in Mooresville, North Carolina. Our team of highly qualified engineers oversee groups of electrical and mechanical staff. This 40,000 square foot facility has room for both conversions and storage with the potential for future growth, enabling us to work on many projects and vehicles concurrently.

With the license of our lithium battery technology described below, we are concentrating on sales of our vehicles. We have initiated several nationwide newspaper advertising campaigns which have generated orders for our vehicles, and we are also seeing as a result a significant increase in inquiries about our electric vehicle products.

Effective April 15, 2008, we entered into a License Agreement (the “License Agreement”) with Superlattice Power, Inc. (formerly our subsidiary, Zingo, Inc., “SPI”) providing for our license to SPI of our patent applications and technologies for rechargeable lithium ion batteries for hybrid vehicles and other applications (“Licensed Products”). Under the License Agreement, we have the right to purchase our requirements of lithium ion batteries from SPI, and our requirements of lithium ion batteries shall be supplied by SPI in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of SPI. Our cost for lithium ion batteries purchased from SPI shall be SPI’s actual manufacturing costs for such batteries for the fiscal quarter of SPI in which our purchase takes place.

SPI has agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the Licensed Products.

Effective April 16, 2008, SPI agreed to lease approximately 5,000 square feet of space (“Leased Space”) in our North Carolina facility, such Leased Space to be suitable for, and utilized by SPI for, SPI’s developmental and manufacturing operations for Licensed Products pursuant to the License Agreement. The Leased Space is leased on a month-to-month basis at a monthly rental of $2,500, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, we also sold to SPI for the purchase price of $29,005, specified equipment and supplies related to the Licensed Field.

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

During the nine months ended April 30, 2008, we received proceeds of $4,421,662 from the issuance of promissory notes for debt, of which $3,406,000 were notes issued pursuant to the Wyndom Capital loan agreement described below, and the balance of the debt was incurred in connection with the refinancing of our facility in North Carolina. Our ability to raise additional capital is affected by trends and uncertainties beyond our control.

Sterling Capital Loan Agreement

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

Wyndom Capital Loan Agreement

On October 29, 2007, we entered into a Loan Agreement with Wyndom Capital Investments, Inc. (referred to in this paragraph as the “Lender”). The Loan Agreement provides for loans to the Company of up to $4,000,000, with a minimum initial loan of $500,000 the disbursement of which to us took place in late October, 2007. The notes evidencing the installments of the loans bear interest payable monthly in arrears at the rate of 10% per annum, and mature and are due and payable three years from the date of issuance. The loans under the Loan Agreement are secured by shares of our common stock held by the Lender. We are required to issue shares as collateral at the rate of two and one half shares of our common stock for each dollar principal amount of the loan advanced to us. If there is a trading halt in our common stock or we file for bankruptcy or reorganization, the Lender has full recourse against the Company to collect the unpaid amounts owing under the Loan Agreement and notes issued pursuant thereto, including a first priority lien on all of our assets. In the event of the occurrence of another type of default, which we do not cure in a timely fashion, the Lender, as its sole recourse, is entitled to take possession for its sole benefit of the shares of common stock designated as collateral for the principal amount of the Loan that is in default. After the Lender has disbursed the first $1,000,000 principal amount of the Loan to us, the Lender is entitled to receive a certificate for the balance of the 7,500,000 shares of common stock representing the collateral for the $3,000,000 balance of the funds that may be disbursed under the Loan Agreement. To the extent the $3,000,000 balance of funds are not delivered, we are entitled to cancel such certificate, with the Lender retaining the appropriate number of shares as collateral for advances in excess of $1,000,000. Following disbursement of the first $1,000,000 of funds pursuant to the Loan Agreement, on November 19, 2007, we issued 10,000,000 shares of common stock as collateral to the Lender. Following the one-for-seven reverse split effective in January 2008, we issued 8,571,427 shares of common stock to Wyndom to bring the number of their collateral shares back up to 10,000,000, as required by the Wyndom Loan Agreement.

We have been disbursed loans in the aggregate amount of $3,406,000 under the Wyndom Capital Loan Agreement as of April 30, 2008.

Crystal Capital Ventures Loan Agreement

On May 5, 2008, we entered into a Loan Agreement with Crystal Capital Ventures Inc. (referred to in this paragraph as the “Lender”). The Loan Agreement provides for loans to the Company of up to $3,000,000, with a minimum initial loan of $500,000 the disbursement of which to us took place on May 19, 2008. The notes evidencing the installments of the loans bear interest payable monthly in arrears at the rate of 10% per annum, and mature and are due and payable three years from the date of issuance. The loans under the Loan Agreement are secured by shares of our common stock held by the Lender. We are required to issue shares as collateral at the rate of two and one half shares of our common stock for each dollar principal amount of the loan advanced to us. If there is a trading halt in our common stock or we file for bankruptcy or reorganization, the Lender has full recourse against the Company to collect the unpaid amounts owing under the Loan Agreement and notes issued pursuant thereto, including a priority lien on all of our assets. In the event of the occurrence of another type of default, which we do not cure in a timely fashion, the Lender, as its sole recourse, is entitled to take possession for its sole benefit of the shares of common stock designated as collateral for the principal amount of the Loan that is in default. After the Lender has disbursed the first $1,000,000 principal amount of the Loan to us, the Lender is entitled to receive a certificate for the balance of the 5,000,000 shares of common stock representing the collateral for the $2,000,000 balance of the funds that may be disbursed under the Loan Agreement. To the extent the $2,000,000 balance of funds are not delivered, we are entitled to cancel such certificate, with the Lender retaining the appropriate number of shares as collateral for advances in excess of $1,000,000. Following disbursement of the first $1,000,000 of funds pursuant to the Loan Agreement, on May 27, 2008, we issued 7,500,000 shares of common stock as collateral to the Lender.

We have been disbursed loans in the aggregate amount of $1,000,000 under the Crystal Capital Loan Agreement as of May 31, 2008.

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

Apart from the Wyndom Capital and Crystal Capital Loan Agreements, which may not furnish us with all of the capital that we will require, we do not currently have any other arrangements for financing, and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Our interest income is sensitive to changes in the general level of U.S. interest rates. We do not have significant short-term investments, and due to the short-term nature of our investments, we believe that there is not a material risk exposure. Our debt is at fixed interest rates.

Credit Risk - Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

Item 4(T). Controls and Procedures.

As of the end of the fiscal quarter covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting her to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

The Depository Trust and Clearing Corporation Case

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

Other Matters

On June 3, 2008, we were notified of a case filed on June 2, 2008, by Peter Strojnik, Attorney at Law, in the Federal Court for the District of Arizona (Peter Strojnik, P.C. v. The Energy Bull et al., 2:08-cv-1017 ROS). The complaint seeks damages against The Energy Bull and unknown defendants based on transmission of unsolicited facsimiles illegally promoting the stock of the Company to the plaintiff and members of the class that the plaintiff purports to represent. The Company is not a defendant in this case and disclaims, and has continually disclaimed on its web site and in its communications with the investing public, all responsibility for authorizing in any manner unsolicited facsimiles issued by The Raging Bull or other parties that seek to promote the Company’s stock.

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
Dated: June 20, 2008