Form 10-K
period 2008-07-31
Hybrid Technologies Inc.
filed 2008-11-12
CIK 1141263

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended July 31, 2008

☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from

COMMISSION FILE NUMBER:   000-33391

HYBRID TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	88-0490890
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4894 Lone Mountain #168, Las Vegas NV	89130
(Address of principal executive offices)	(Zip Code)

(702) 425-7376

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $0.001 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)Of the Act.☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $27,988,214.

Number of shares of Common Stock outstanding as of October 15, 2008: 23,347,257.

Documents incorporated by reference: None

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2008, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1. Business.

Background

Hybrid Technologies, Inc. ("we", “us", the "Company" or "Hybrid Technologies") was incorporated under the laws of the State of Nevada in April 2000. We are a development stage technology company. We are engaged in the development and marketing of electric powered vehicles and products.

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

Recent Developments

 Effective April 15, 2008, we entered into two material agreements with respect to our subsidiary Zingo, Inc., the name of which was subsequently changed to Superlattice Power, Inc. (“Superlattice”).

Sale of Our Subsidiary

Pursuant to a Stock Purchase Agreement dated April 15, 2008 (the “Stock Purchase Agreement”), with Blue Diamond Investments Inc. (the “Purchaser”), at a closing held on April 18, 2008, we sold the 80,000,000 shares of common stock of Superlattice held by us to the Purchaser for $215,000. The sale price approximated the independent valuation of $214,921 for our interest in Superlattice that we received from a certified general appraiser as of December 10, 2007. Our stockholders, at our annual meeting held on December 21, 2007, discussed and approved the sale of our interest in Superlattice for this price. Pursuant to the Stock Purchase Agreement, we also assigned to the Purchaser all receivables or debt obligations of Superlattice owing to or held by us at March 31, 2008.

License Agreement for Our Lithium Ion Battery Technology

Effective April 15, 2008, we entered into a License Agreement (the “License Agreement”) with Superlattice providing for our license to Superlattice of our patent applications and technologies for rechargeable lithium ion batteries for hybrid vehicles and other applications (“Licensed Products”).

Under the License Agreement, we have the right to purchase our requirements of lithium ion batteries from Superlattice, and our requirements of lithium ion batteries shall be supplied by Superlattice in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of Superlattice. Our cost for lithium ion batteries purchased from Superlattice shall be Superlattice’s actual manufacturing costs for such batteries for the fiscal quarter of Superlattice in which our purchase takes place.

Superlattice has agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the Licensed Products.

Effective May 1, 2008, Superlattice leased approximately 5,000 square feet of space (“Leased Space”) in our North Carolina facility, such Leased Space to be suitable for, and utilized by Superlattice for, Superlattice’s developmental and manufacturing operations for Licensed Products pursuant to the License Agreement. The Leased Space is leased on a month-to-month basis at a monthly rental of $2,500, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, we also sold to Superlattice for the purchase price of $29,005, specified equipment and supplies related to the Licensed Field.

Liquidity and Capital Resources

As of July 31, 2008, we had cash on hand of $101,095. At that same date our liabilities totaled $6,685,173. During the period since inception on April 12, 2000 to July 31, 2008, we had incurred net operating losses from continuing operations totaling $50,736,407. On July 31, 2008, we had a working capital deficit of $78,640 and a stockholders' deficit of $4,127,965.

We had 23,347,257 shares of common stock issued and outstanding as of October 15, 2008. Our common stock is traded on the OTC Bulletin Board.

General

We are a early stage technology company. We are developing and marketing electric powered vehicles and products.

Our Electric Battery Pack and Vehicle Technology

After the termination of all licensing relationships with RV Systems and Lithium House, our initial licensor of battery technology, we began developing portable battery power pack technology and effecting vehicle conversions from conventional power systems to electric power systems in our own facility which we have purchased in Mooresville, North Carolina. We have commenced marketing conversions of four-wheel vehicles in 2007 and 2008.

In our Mooresville, North Carolina, facility we have Converted and tested vehicles based on Chrysler PT Cruiser, Crossfire, Mini Cooper, Pontiac Vibe and Mercedes’ Smart car. We replaced the gasoline power systems with all electric power systems and battery management systems. We also convert some large and small ATV's, electric bicycles and electric scooters. We are converting three-wheeled vehicles, such as small ATV's and vehicles for handicapped persons. We are developing a rapid charge system that we anticipate reducing charge time by 65%.

 Our Mooresville facility consists of about 40,000 square feet of space.Some equipment at the facility includes a metal working lathe, metal welders, work tables, grinders, a metal cutting machine, several car lifts, power supplies and chargers. We are also setting up a battery lab that Superlattice will use of approximately 5,000 square feet, which is 80% completed.

The Battery Packs We Would Use

The electric vehicles’ battery pack performs the same function as the gas tank in a conventional vehicle: it stores the energy needed to operate the vehicle. We use battery packs created in-house from Kokam cells in our converted vehicles. We anticipate using cells created by Superlattice by late 2009.

Electric Motors

We are using a variety of electric motors in our converted vehicles. We are not reliant on any single manufacturer of electric motors. There are a large number of domestic and foreign manufacturers of electric motors, and we anticipate the motors with the specifications we require will be available at reasonable commercial prices from a number of these sources.

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

A significant difference between electric vehicles and gasoline-powered vehicles is the number of moving parts. The electric vehicle motor has one moving part, the shaft, which is very reliable and requires little or no maintenance, reducing repair costs. Whereas the gasoline-powered vehicle’s motor has numerous moving parts, requiring a wide range of maintenance. The controller and charger are electronic devices with no moving parts, and they require little or no maintenance. Electric vehicle batteries are sealed and maintenance free, However, the life of these batteries is limited, and batteries will require periodic replacement. New batteries are being developed that will not only extend the range of electric vehicles, but will also extend the life of the battery pack which may eliminate the need to replace the battery pack during the life of the vehicle.

Products Under Development

We have products under development in the following categories.

We have converted golf carts, a type of neighborhood electric vehicle (NEV). A NEV is a 4-wheeled vehicle, larger than a go cart but smaller than most light-duty passenger vehicles. NEV's are usually configured to carry two or four passengers with a pickup bed. NEV's are defined by the United States National Highway Traffic Safety Administration as subject to Federal Motor Vehicle Safety Standard (FMVSS} No. 500. Per FMVSS 500, NEV's have top speeds between 20 and 25 miles per hour and are defined as "Low Speed Vehicles". FMVSS 500 requires that NEV's be equipped with headlamps, stop lamps, turn signal lamps, tail lamps, reflex reflectors, parking brakes, rear view mirrors, windshields, seat belts, and vehicle identification numbers. About 35 states have passed legislation or regulations allowing NEV's to be licensed and driven on roads that are generally posted at 35 miles per hour or less. While NEV’s were initially used in gated communities, they have been increasingly used by the general public for school transportation, shopping and general neighborhood trips. In addition, they are used at military bases, national parks, commercial airports and for local government activities.

ATV's and Lawn and Garden Equipment

We have converted ATV's, including four small two-passenger ATV's and a four-wheel drive, two-passenger ATV with a truck bed. We also developed what we view as a next generation ATV with four-wheel independent suspension produced by a major ATV manufacturer. This is planned to be the first “stealth" (or totally quiet) ATV. This ATV was displayed at the Globe 2004 exposition in Vancouver, B.C., Canada. We have also converted some lawn and garden equipment.

Converted Vehicles Currently Being Marketed

All of our converted vehicles that we offer for sale are displayed on our corporate website http:/www.hybridtechnologies.com. All of our vehicles are converted from models currently offered by automobile manufacturers. We have sold 11 vehicles as of the date of this report, including the following models: the LiV (Lithium Vehicle) Dash, a small (only 98 inches long) two-seater capable of 80 mph and a range of 120-150 miles on a full charge); the LiV Surge, a small four-door vehicle converted from a U.S. manufacturer with acceleration from 0-60 in under 10 seconds and a range of 100-120 miles; the LiV Rush, a converted two-seater sports car that does 0-60 in five seconds with a range of approx 150 miles; the LiV Wise, a compact two door, able to reach speeds over 75 mph and with a range of approx 120 miles; and the LiV Flash, our most popular model, a two door compact converted from a European model that is able to cruise at well over 80 mph with a range of 110-120 miles.

We also offer the LiV Ryder converted motorcycle, custom made to the customer’s specifications, attainable speeds of over 70 mph and a range of over 40 miles; the LiV Cruz, an ergonomically correct bicycle with pedal power for back-up that is capable of speeds over 20 mph when using battery power; the LiV Bulldog, an ATV able to reach 45 mph with a range of over 40 miles and seating for two, four-wheel drive and a cargo area;

Current Joint Venture Activities or Negotiations in Progress

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

Solar House

We are also participating to showcase our technology in a “green” home in Calgary, Alberta.

California Highway Patrol

Hybrid Technologies funded a lithium-powered bike to honor officers killed in the line of duty. This bike, produced by Big Bear Choppers, was displayed throughout California during the first week of May 2005 at media events honoring slain troopers, and will be kept in the CHP museum.

Arcadis

In September 2007, we signed a contract and have converted and delivered a PT Cruiser to Arcadis, a contractor to the U.S. Environmental Protection Administration.

Canadian Ministry of Transportation

We signed an agreement in June 2007, pursuant to which the Canadian Ministry of Transportation purchased a Smart Car and PT Cruiser, both of which have been delivered. The Smart Car has been returned and we are refunding the purchase price, since the vehicle did not fall within the criteria for Canadian testing.

Holiday 2007

Hybrid was featured as Sam’s Club’s once in a lifetime package and a Smart Car with a trip to NASA was sold to a Sam’s Club member. Other members were allowed to purchase similar Smart Car conversions at reduced pricing, with one other Smart Car sold at that price.

Competition

The discussion below identifies some of our principal competitors in the electric vehicle and bicycle areas.

General Motors’ Chevrolet division is developing its model named “Volt”, an electric car, with a scheduled launch in the 2011 model year.

The Lightning GT is a battery powered sports car manufactured by the UK company British Lightning Car Company that is scheduled to go on sale in 2009. The expected price is about $200,000.

The Buddy is a Norwegian electric car manufactured by Elbil Norge AS.  The car is capable of 40-80 km range per charge.

The Joule is a South African 6-seater electric car produced by Optimal Energy that is scheduled to go on sale in 2010.

The Phoenix SUV and SUT are produced by Phoenix Motorcars in Ontario, California.  Both models use lithium titanate batteries and have a range of approximately 130 miles.

The Smart EV is modified by Zytek Electric Vehicles with a range of about 62 miles.

The Tesla Roadster is the first production car by Tesla Motors.  It is capable of a range of 200 miles with a top speed of 135 mph.  The first were scheduled to be delivered in 2008, but as of yet deliveries have not commenced.

The Th!nk City is the only crash tested and highway certified electric car in the world.  The vehicles are manufactured in Aurskog, Norway and are capable of a 190mi range.

The Venturi Fétish is a two-seater electric sports car produced by Venturi in Monaco.

The Commuter Car T600 is a three-wheeled $108,000 car with a range of 80 miles manufactured by Commuter Car Corporation.

Employees

As of the date of this report, we have 35 employees, including our President and CEO, Holly Roseberry, and her assistants at the corporate office, as well as the conversion crew in Mooresville, North Carolina.

Research and Development Expenditures

We incurred research and development expenditures of $1,009,483 in our fiscal year ended July 31, 2007, and of approximately $1,402,077 in our fiscal year ended July 31, 2008.

Patents and Trademarks

The Company has filed provisional patent applications with the U.S. Patent and Trademark Office (“USPTO”) for three of our inventions relating to our battery management system, cathode material and an ultracapacitor. We have filed a trademark application with the USPTO for “Hybrid Technologies”, and a revised filing in April 2007, which received an initial refusal office action by the USPTO staff in May 2007. We plan to appeal this decision.

Item 1A. Risk Factors.

You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

General

WE ARE A DEVELOPMENT STAGE BUSINESS

We have had minimal revenues from joint ventures and sales of our products. We have not signed any definitive joint venture agreements to commercialize any of our products. As of July 31, 2008, we had cash on hand of $101,095. At that same date our liabilities totaled $6,685,173. During the period since inception on April 12, 2000 to July 31, 2008, we had incurred net operating losses from continuing operations totaling $50,736,407. On July 31, 2008, we had a working capital deficit of $78,640 and a stockholders' deficit of $4,127,965.

We expect that we will continue to incur operating losses in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL

Our current operating funds and revenues from converted vehicle sales are less than necessary for commercialization of our products, and therefore we will need to obtain additional financing to complete our business plan. We do not currently have arrangements for financing and we may not find such financing if required. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

WE HAVE BEEN AND CONTINUE TO BE THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

Our independent auditors have added an explanatory paragraph to their audit opinions, issued in connection with our financial statements, which states our ability to continue as a going concern is uncertain.

WE ARE SUBJECT TO ALL OF THE RISKS OF A NEW BUSINESS

Our business operations are relatively recent; therefore we face a potentially higher risk of business failure. Our sales revenues are still not significant as of the date of this report. Potential investors should be aware of the difficulties normally encountered by newer companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the many problems including expenses, difficulties, complications, delays encountered in connection with the commercialization of our products. unanticipated problems relating to product development, arranging and negotiating with joint venture partners, additional costs and expenses that may exceed current estimates. We have limited history upon which to base any assumption as to the likelihood that our business will prove successful, and investors should be aware that there is a substantial risk that we may not generate any significant operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

OUR PRODUCTS WILL BE HIGHLY REGULATED

Our products are highly regulated. There are special safety standards in effect for vehicles with a top speed of up to 25 miles per hour. Marketing vehicles that compete with passenger cars, requires compliance with the full federal safety standards. Regulatory reviews and compliance has already consumed significant time and resources and will continue to do so as we work towards obtaining a dealership license. This may adversely affect the timing of bringing products to market, as well as the profitability of such products once regulatory approvals are obtained.

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

WE INTEND TO RELY ON LITHIUM ION BATTERIES WHICH, IF NOT PROPERLY MANAGED, MAY POSE A FIRE HAZARD.

Another manufacturer of electric motor vehicles has received five reports of the batteries overheating, three of which caught fire, though no injuries have been reported. Our battery management systems will need to lessen or eliminate the risk of fire from the use of lithium ion batteries as a power source. If we are not able to develop such systems our business will not develop as planned. If our battery management systems fail, we could be liable to those who are harmed as a result of such failure.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We rent office space of approximately 1,500 square feet in Las Vegas, for which we pay $1,500 monthly, pursuant to a one-year lease expiring March 2009. Our mailing address is 4894 Lone Mountain #168, Las Vegas, Nevada 89130, for which we pay $25 per month, on a month to month basis.

We purchased, in May 2006, a 40,000 square foot facility at 158 Rolling Hill in Mooresville, North Carolina.

Item 3. Legal Proceedings.

Other than as described below, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

On June 3, 2008, we were notified of a case filed on June 2, 2008, by Peter Strojnik, Attorney at Law, in the Federal Court for the District of Arizona (Peter Strojnik, P.C. v. The Energy Bull et al.). On June 24, 2008, the plaintiff amended the complaint to include the Company as a defendant. The complaint seeks damages against The Energy Bull and other defendants based on transmission of unsolicited facsimiles illegally promoting the stock of the Company to the plaintiff and members of the class that the plaintiff purports to represent. The lawsuit seeks damages estimated in the complaint to be between $333 million and $3 billion, as well as injunctive relief for the alleged sending of unsolicited faxes. The Company denies these allegations and has filed a motion to dismiss to exclude the Company from the lawsuit. The Company disclaims, and has continually disclaimed on its web site and its communications with the investing public, all responsibility for authorizing in any manner unsolicited facsimiles issued by The Raging Bull or other parties that seek to promote the Company’s stock.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

Period	High	Low

August 1, 2006 to October 31, 2006	$7.41	$3.30
November 1, 2006 to January 31, 2007 (1)	$5.42	$3.52
February 1, 2007 to April 30, 2007 (2)(3)	$4.77	$4.11
May 1, 2007 to July 31, 2007 (4)	$4.35	$2.50
August 1, 2007 to October 31, 2007	$2.78	$1.85
November 1, 2007 to January 31, 2008 (5)	$17.43	$4.55
February 1, 2008 to April 30, 2008	$5.15	$2.05
May 1, 2008 to July 31, 2008	$6.30	$3.35
August 1, 2008 to October 14, 2008	$3.35	$1.12

(1)A one-for-ten stock dividend was effective November 30, 2006.
(2)Following the one-for-twenty stock dividend effective January 31, 2007.
(3)A one-for-twenty stock dividend was effective March 30, 2007.
(4)A one-for-ten stock dividend was effective May 31, 2007.
(5)A one-for-seven reverse split was effective January 17, 2008.

The above quotations are taken from information provided by Yahoo and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Common Stock

As of October 15, 2008, we had 104 holders of record of our common stock.

Dividends

Our current policy is to retain earnings in order to finance our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of July 31, 2008 information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights.

(c)
Number of securities
remaining available for
future issuance under
	(a)	(b)	equity compensation
	Number of securities to be	Weighted-average exercise	plans (excluding
	issued upon exercise of	price of outstanding	securities
	outstanding options,	options, warrants and	reflected in
Plan category	warrants and rights	rights	column (a))
Equity compensation Plans approved by security holders
Equity compensation plans not approved by security holders	1,019,000	$2.90	2,575,000
Total	1,019,000	$2.90	2,575,000

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

On April 21, 2005, the Board of Directors of the Company adopted the 2005 Restricted Stock Plan (the "Plan"), pursuant to which 2,000,000 shares of common stock were reserved for issuance to eligible participants under the Plan. Such eligible participants include any person who is an employee of or consultant or advisor to Hybrid Technologies and who provides bona fide services for Hybrid Technologies, where the services are not in connection with the offer or sale of securities in a capital raising transaction and where the services do not directly or indirectly promote or maintain a market for Hybrid Technologies’ common stock. In no case may an award be made under the Plan where the common stock granted in the award is not eligible for registration pursuant to Form S-8 (or any successor form promulgated for the same general purposes by the Securities and Exchange Commission) under the Securities Act of 1933, as amended. All shares have been issued under this plan, with the exception of 14,500 shares subject to outstanding options.

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

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis or Plan of Operations.

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

Results Of Operations for the Year Ended July 31, 2008

We incurred a net loss from continuing operations of $6,064,840 for the year ended July 31, 2008, and of approximately $9,866,877 for the year ended July 31, 2007, and in the year ended July 31, 2008, general and administrative costs of $3,477,077 and interest expense of $231,114.

We had sales from continuing operations of $199,801 in the year ended July 31, 2008. Our net loss from continuing operations for 2008 decreased from fiscal 2007 (from $9,866,877 in 2007 to approximately $6,064,840 in 2008). This was primarily due to general and administrative costs of $8,383,310 in fiscal 2007, as compared with approximately $3,477,077 in 2008. We also had increased interest expense in the twelve months ended July 31, 2008 of $231,114, as compared with approximately $86,292 in the comparable period in 2007, and stock based compensation of $804,652 in 2008 as compared with -0- in 2007.

PLAN OF OPERATION

During the period since inception on April 12, 2000 to July 31, 2008, we had incurred net operating losses from continuing operations totaling $50,736,407. On July 31, 2008, we had a working capital deficit of $78,640 and a stockholders' deficit of $4,127,965.

The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of July 31, 2008, we had cash on hand of $101,095. At that same date our liabilities totaled $6,685,173. We do not have sufficient cash on hand to complete commercialization of our current and planned products.

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

Commercial Initiatives

On February 5, 2004 we announced the initiation of a lithium-ion conversion project with the United States Navy. We have funded the initial 3kw prototype for this project, and the prototype has been completed and delivered to the Navy. The NYC Taxi Commission agreed to test a PT Cruiser which was delivered January 2007. The converted PT Cruiser Taxi was driven for two months in New York City. The vehicle has been returned and the project is completed. Paratransit, Sacramento, California, a company providing community transportation services, purchased two converted PT Cruisers. We have signed a Space Act agreement with NASA and several vehicles are being tested by NASA at the Kennedy Space Center in Florida. We are also participating to showcase our technology in a “green” home in Calgary, Alberta. We signed an agreement in June 2007, pursuant to which the Canadian Ministry of Transportation purchased a Smart Car and PT Cruiser, both of which have been delivered. The Smart Car was not suited to their needs, has been returned and we will be refunding the purchase price. In September 2007, we signed a contract to provide and delivered a PT Cruiser to Arcadis, a contractor to the U.S. Environmental Protection Administration.

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

During the year ended July 31, 2008, we received net proceeds of $5,123,112 from the issuance of promissory notes for debt.

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

We have been disbursed loans in the aggregate amount of $3,971,150 under the Wyndom Capital Loan Agreement as of July 31, 2008.

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

We have been disbursed loans in the aggregate amount of $1,211,000 under the Crystal Capital Loan Agreement as of July 31, 2008, and received net advances of $62,505 from related parties in the year ended July 31, 2008.

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

In December 2007, the FASB issued SFAS No. 160 “Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate from parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8. Financial Statements and Supplementary Data.

HYBRID TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2007 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Hybrid Technologies, Inc.
4894 Lone Mountain Rd., #168
Las Vegas, NV 89110

We have audited the consolidated balance sheet of Hybrid Technologies, Inc. and Subsidiaries (collectively, the “Company”) as of July 31, 2008, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Hybrid Technologies, Inc. as of July 31, 2007, were audited by other auditors whose report, dated November 7, 2007, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements of Hybrid Technologies, Inc. and Subsidiaries referred to above present fairly, in all material respects, the financial position of Hybrid Technologies, Inc. and Subsidiaries as of July 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $6,535,683 for the year ending July 31, 2008. As of July 31, 2008, current liabilities exceeded current assets by $128,640. The Company is a defendant in a lawsuit in which the plaintiff is seeking damages up to $3 billion. The Company will vigorously defend itself but should the plaintiff succeed in obtaining a judgment, the Company does not have sufficient funds to pay the judgment. These factors and uncertainties, and others discussed in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Wiener, Goodman & Company P.C.

October 28, 2008

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

/s/ Haynie & Company
Littleton, CO
November 13, 2007

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Balance Sheets

	July 31,
	2008	2007
ASSETS

Current assets:
Cash	$101,095	$3,775
Marketable securities - restricted	-	41,224
Accounts receivable, net of allowance for
doubtful accounts of $0 and $139,003	13,601	1,994
Inventories	287,310	425,775
Other current assets	69,119	60,233
Due from related parties	-	24,505
Total current assets	471,125	557,506

Property and equipment, net	2,014,580	2,120,343

Other long term assets:
Other assets	51,600	51,600
Deferred patent costs	19,903	-
Total other long term assets	71,503	51,600

	$2,557,208	$2,729,449

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Current portion of long-term debt	$32,422	$241,460
Accounts payable and accrued expenses	330,183	489,788

Customer deposits	149,160	-
Deferred revenue	-	2,990

Advances from related parties	38,000	-
Total current liabilities	549,765	734,238

Long-term debt - less current portion above	6,135,408	803,258

Commitments and contingencies	-	-
Minority interest	-	2,377
Stockholders' equity (deficiency):
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $.001 par value, 35,714,285 authorized; outstanding 23,347,257 at July 31, 2008 and 39,500,511 at July 31, 2007, respectively	23,347	39,501
Additional paid-in-capital	47,790,509	46,569,703

Deficit accumulated during the development stage	(51,947,451)	(45,411,768)

Cumulative other comprehensive income (loss)	5,630	(7,860)
Total stockholders' equity (deficiency)	(4,127,965)	1,189,576

	$2,557,208	$2,729,449

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Statements of Operations

			INCEPTION
	YEAR ENDED		(April 12,, 2000)
	JULY 31,		THROUGH
	2008	2007	July 31, 2008

Sales	$199,801	$48,750	$1,969,054

Costs and expenses:
Cost of sales	384,267	124,301	2,533,563
General and administrative	3,477,077	8,383,310	41,655,009
Research and development	1,402,077	1,009,483	7,371,693
Compensatory element of stock issuances	804,652	-	804,652
	6,068,073	9,517,094	52,364,917

Loss from continuing operations	(5,868,272)	(9,468,344)	(50,395,863)

Other income (expense):
Interest expense	(231,114)	(86,292)	(972,551)
Interest income	-	-	-
Loss from sale of other assets	-	(314,381)	(314,381)
Other income	34,546	2,140	946,388

Net loss from continuing operations	(6,064,840)	(9,866,877)	(50,736,407)

Provision for income tax	-	-

Net loss from continuing operations	(6,064,840)	(9,866,877)	(50,736,407)

Discontinued operations:
Loss from discontinued operations	(563,289)	(752,880)	(1,320,313)
Gain on disposal of discontinued operations	90,069	-	90,069
Net loss on discontinued operations	(473,220)	(752,880)	(1,230,244)

Loss from continued and discontinued operations	(6,538,060)	(10,619,757)	(51,966,651)

Minority interest share of loss of consolidated subsidiaries from discontinued operations	2,377	-	19,200

Net loss	(6,535,683)	(10,619,757)	(51,947,451)

Other comprehensive income (loss):
Foreign currency translation	13,490	(7,860)	5,630

Net comprehensive loss	$(6,522,193)	$(10,627,617)	$(51,941,821)

Net loss per share - basic and diluted - continuing operations	$(0.35)	$(0.35)

Weighted shares outstanding - basic and diluted - continuing operations	17,199,716	28,393,440

Net loss per share - basic and diluted - discontinued operations	$(0.03)	$(0.03)

Weighted shares outstanding - basic and diluted - discontinued operations	17,199,716	28,393,440

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Statement of Stockholder's Equity (Deficiency)

				Deficit
				Accumulated		Cumulative
			Additional	During the		Other
	Common stock		Paid-in	Development	Subscription	Comprehensive
	Shares	Amount	Capital	Stage	Receivable	Income (loss)	Total

Balance April 12, 2000	-	$-	$-	$-	$-	$-	$-

Stock issuances
Issuance of stock for cash	760,500	7,605	81,690	-	-	-	89,295
Net loss for the period	-	-	-	(7,773)	-	-	(7,773)

Balance January 31, 2001	760,500	7,605	81,690	(7,773)	-	-	81,522

Net loss for the year	-	-	-	(65,618)	-	-	(65,618)

Balance January 31, 2002	760,500	7,605	81,690	(73,391)	-	-	15,904

Stock issuances
Non-cash issuance of common stock	3,600,000	(3,244)	403,249	-	-	-	400,005
Value of rent donated by a related party	-	-	6,000	-	-	-	6,000
Net loss for the year	-	-	-	(825,493)	-	-	(825,493)

Balance January 31, 2003	4,360,500	4,361	490,939	(898,884)	-	-	(403,584)

Stock issuances
Non-cash issuance of stock	1,012,500	1,013	(1,013)	-	-	-	-
Employee stock based compensation	-	-	4,660,000	-	-	(4,660,000)	-
Exercise of options, split adjusted	707,400	707	588,793	-	-	-	589,500
Expenses paid with stock	2,250	2	8,748	-	-	-	8,750
Amortization of deferred stock compensation	-	-	-	-	-	4,394,000	4,394,000
Issuance of common stock for cash and note	42,533	42	199,958	-	(50,000)	-	150,000
Net loss for the year	-	-	-	(5,261,224)	-	-	(5,261,224)

Balance January 31, 2004	6,125,183	6,125	5,947,425	(6,160,108)	(50,000)	(266,000)	(522,558)

Stock issuances
Return of non-cash issuance	(1,012,500)	(1,013)	1,013	-	-	-	-
Stock redemption	(900,000)	(900)	900	-	-	-	-
Employee stock based compensation	-	-	7,071,467	-	-	-	7,071,467
Exercise of options	1,072,892	1,073	924,222	-	-	-	925,295
Stock re-issuance	900,000	900	(900)	-	-	-	-
Amortization of deferred stock compensation	-	-	-	-	-	266,000	266,000
Basis of assets acquired less then purchase price	-	-	(54,656)	-	-	-	(54,656)
Stock dividend	618,558	619	(619)	-	-	-	-
Collection of receivable	-	-	-	-	50,000	-	50,000
Net loss for the year	-	-	-	(12,586,255)	-	-	(12,586,255)

Balance January 31, 2005	6,804,133	6,804	13,888,852	(18,746,363)	-	-	(4,850,707)

Stock issuance
Exercise of options	9,500	10	60,790	-	-	-	60,800
Sale of stock for cash	4,000	4	19,996	-	-	-	20,000
Stock issued for related party advances	500,000	500	3,384,094	-	-	-	3,384,594
Stock dividend	365,882	366	(366)	-	-	-	-
Options issued for expenses	-	-	250,000	-	-	-	250,000
Net loss for the period	-	-	-	(2,918,739)	-	-	(2,918,739)

Balance July 31, 2005	7,683,515	7,684	17,603,366	(21,665,102)		-	(4,054,052)

Stock issuances
Value of stock options issued	-	-	7,577,255	-	-	-	7,577,255
Exercise of options	1,470,500	1,470	9,434,530	-	-	-	9,436,000
Stock issued for debt	12,732,500	12,733	2,987,266	-	-	-	2,999,999
Stock dividend	4,008,615	4,008	(4,008)	-	-	-	-
Net loss for the year	-	-	-	(13,126,909)	-	-	(13,126,909)

Balance July 31, 2006	25,895,130	25,895	37,598,409	(34,792,011)	-	-	2,832,293

Stock issuances
Value of stock options issued (valued at $1.05 per share)	-	-	2,103,600	-	-	-	2,103,600
Exercise of options (valued at $3.55 per share)	1,206,000	1,206	4,280,094	-	-	-	4,281,300
Value of stock issued for services (valued at $0.8387 per share)	3,100,000	3,100	2,596,900	-	-	-	2,600,000
Stock dividends	9,299,381	9,300	(9,300)	-	-	-	-
Net loss for the year	-	-	-	(10,619,757)	-	-	(10,619,757)

Foreign currency transactions	-	-	-	-	-	(7,860)	(7,860)

Balance July 31, 2007	39,500,511	39,501	46,569,703	(45,411,768)	-	(7,860)	1,189,576

Stock issuances
Value of stock options issued (valued at $1.8933 per share)	-		804,652				804,652
Common stock issued as collateral on loan
pre-reverse stock split	10,000,000	10,000	(10,000)	-	-	-	-
Reverse stock split	(42,428,598)	(42,429)	42,429	-	-	-	-
Common stock issued as collateral on loan post-reverse stock split	16,071,427	16,071	(16,071)	-	-	-	-
Exercise of options post-reverse stock split (valued at $1.96 per share)	203,917	204	399,796	-	-	-	400,000
Net loss for the year	-	-	-	(6,535,683)	-	-	(6,535,683)

Foreign currency transactions	-	-	-	-	-	13,490	13,490

Balance July 31, 2008	23,347,257	$23,347	$47,790,509	$(51,947,451)	$-	$5,630	$(4,127,965)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Statements of Cash Flows

			Inception
			(April 12,, 2000)
	YEAR ENDED		through
	JULY 31,		July 31,
	2008	2007	2008

Cash provided (used in) Operating Activities:
Net (loss)	$(6,535,683)	$(10,619,757)	$(51,947,451)
Adjustments to reconcile net (loss) to cash
Depreciation and amortization	103,407	130,476	819,966
Bad debt expense	9,678	176,904	186,582
Gain/loss of sale of other assets	788	314,381	315,169
Minority interest in income	(2,377)	-	-
Non cash stock-based compensation	804,652	4,703,599	24,550,293
(Increase) in accounts receivable	(21,285)	(156,278)	(200,183)
(Increase) decrease in inventories	138,465	(142,806)	(287,310)
(Increase) decrease in prepaid expenses and other assets	(8,886)	1,566	(69,119)
(Increase) decrease in other assets	-	-	(50,000)
Increase (decrease) in accounts payable and accrued expenses	(159,605)	144,771	330,183
Increase in customer deposits	149,160	-	149,160
(Increase) decrease in deferred revenue	(2,990)	2,990	-
(Gain) on sale of subsidiary	(90,069)	-	(90,069)
Loss from discontinued operations	563,289	-	1,320,313
Cash used in operating activities	(5,051,456)	(5,444,154)	(24,972,466)

Cash provided by (used in) Investing Activities:
Increase in other assets	-	(8,826)	(1,452,353)
Proceeds from sale of other assets	-	1,136,372	1,136,372
Proceeds from sale of subsidiary	215,000	-	215,000
Decrease in marketable securities - restricted	41,224	15	-
Purchase of property and equipment	(106,750)	(159,202)	(1,138,832)
Proceeds from sale of property and equipment	108,318	-	108,318
Investment in subsidiaries	(688,220)	-	(688,220)
Increase in deferred patent costs	(19,903)	-	(19,903)
Cash provided by (used in) investing activities	(450,331)	968,359	(1,839,618)

Cash provided (used in) by Financing Activities:
Proceeds from the exercise of stock options	400,000	4,281,300	15,692,895
Collection of stock receivable	-	-	50,000
Proceeds from the issuance of debt	6,194,713	-	9,114,713
Advances from related parties	3,867,791	3,446,777	12,669,807
Payments of related party advances	(3,805,286)	(3,554,811)	(9,472,283)
Payments of debt	(1,071,601)	(205,017)	(1,406,883)
Proceeds from the issuance of common stock	-	-	259,300
Cash provided by financing activities	5,585,617	3,968,249	26,907,549

Effect of exchange rate changes on cash and cash equivalents	13,490	(7,860)	5,630

Net increase (decrease) in cash	97,320	(515,406)	101,095

Cash at beginning of period	3,775	519,181	-

Cash at end of period	$101,095	$3,775	$101,095

Supplemental information:
Cash paid during the year for:
Interest paid	$231,114	$63,800
Income taxes paid	$-	$-
Non - cash financing activities:
Fixed assets acquired by the issuance of debt	$-	$-	$1,300,000
Shares issued for related party advances	$-	$-	$3,000,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements

Note 1. Financial statement presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representations of management. These accounting policies conform to accounting policies generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

History and Nature of Business
Hybrid Technologies, Inc. (formerly Whistler Investments, Inc.) was incorporated under the laws of the State of Nevada on April 12, 2000. Hybrid Technologies, Inc.'s (the “Company”) original business was the exploration and development of mineral interests. The Company abandoned these interests in 2003.

The Company is currently pursuing the development and marketing of electric powered vehicles and products based on the advanced lithium battery technology it has developed. At July 31, 2008 the Company deems itself a development stage company as planned principal operations are minimal in its primary line of business.

On April 16, 2008, the Company sold their controlling interest of approximately 69% of the outstanding common stock in Zingo, Inc. (now Superlattice Power, Inc., “SPI”). Prior to April 16, 2008, SPI was a related party who provided telecommunication services to business and residential customers utilizing VOIP technology and currently is researching and developing rechargeable lithium ion batteries.

Effective April 15, 2008, the Company entered into a license agreement with SPI providing for their license to SPI of their patent applications and technologies for rechargeable lithium ion batteries for hybrid vehicles and other applications (“licensed products”). Under the license agreement, the Company has the right to purchase their requirements of lithium ion batteries from SPI, and their requirements of lithium ion batteries shall be supplied by SPI in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of SPI. The Company’s cost for lithium ion batteries purchased from SPI shall be SPI’s actual manufacturing costs for such batteries for the fiscal quarter of SPI in which the Company’s purchase takes place.

SPI has agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the Licensed Products. To date, investments have been made in the amount of $24,500. If the SPI does not make the required investments, it will be in default under the license agreement; Hybrid would have the right to terminate the license agreement.

Basis of presentation
The Company’s financial statements for the year ended July 31, 2008 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had $800,104 of revenue for the year ending July 31, 2008, of which $600,303 was from discontinued operations and as of July 31, 2008, there was a stockholders’ deficiency of approximately $4.1 million. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

The Company’s business is subject to most of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the formation of a new business, rising operating and development capital, and the marketing of a new product. There is no assurance the Company will ultimately achieve a profitable level of operations.

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. The Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and achieve a level of sales adequate to support its cost structure. Management is actively seeking additional capital to ensure the continuation of its current activities and complete its proposed activities. However, there is no assurance that additional capital will be obtained. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements

SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation
The consolidated financial statements included the accounts and records of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company does not have any special purpose entities.

Where the Company’s ownership is less than 100 percent, the minority ownership interests are reported in the Consolidated Balance Sheets as a liability. The Company record minority interest expense which reflects the portion of the earnings (loss) of majority owned operations which are applicable to the minority interest partners. The minority ownership of the Company’s earnings is classified as “Minority interest share of (earnings) loss of consolidated subsidiaries” from discontinued operations in the Consolidated Statements of Operations.

The following is a listing of the Company's subsidiaries and its ownership interests:

Global Electric, Corp.	67.57%
R Electric Car, Co.	67.57%
Solium Power, Corp.	67.57%
Hybrid Technologies USA Distributing Inc.	100.00%
Hybrid Electric Vehicles India Pvt. Ltd.	100.00%

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

Property and equipment
Property and equipment are recorded at cost less accumulated depreciation. Depreciation of property and equipment are accounted for by accelerated methods over the following estimated useful lives:

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements

	Lives	Methods
Building improvements	39 years	Straight line
Furniture and fixtures	10 years	Accelerated
Software	3-5 years	Straight line
Computers	5 years	Straight line

Deferred patent costs
The Company capitalizes costs directly incurred in pursuing patent applications as deferred patent costs. When such applications result in an issued patent, the related costs are amortized over the remaining legal life of the patents, which is assumed to be 17 years, using the straight-line method. On a quarterly basis, the Company reviews the issued patents and pending patent applications and if the Company determines to abandon a patent application, or an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed. As of July 31, 2008 there were only pending patent applications.

Stock based compensation
The Company issues stock options to employees and other certain service providers under stockholder approved stock option programs that provide the right to purchase the Company’s stock pursuant to stock purchase programs. The Company also issued common stock for services performed. The fair value of the stock options issued is estimated on the date of grant using the Black Scholes Option Pricing Model. The fair value of common stock issued for services is estimated on the date of issuance based on the value of the stock issued or the consideration received. See Note 8 of Notes to Consolidated Financial Statements for further disclosures and discussions.

Revenue recognition
The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" and other relevant accounting literature. Revenue is recognized when the product has been delivered and title and risk of loss have passed to the customer, collection of the resulting receivable is deemed reasonably assured by management, persuasive evidence of an arrangement exists and the sale price is fixed and determinable.

Shipping and handling
Shipping and handling costs related to services and product sales are expensed as incurred.

Advertising
Advertising costs are expensed as incurred and are included in general and administrative expenses. Total advertising expenditures for the years ended July 31, 2008 and 2007 and inception to July 31, 2008 date amounted to approximately $755,000, $282,000 and $1,778,000, respectively.

Concentration of risk
The Company maintains cash deposit accounts and certificates of deposits which at times may exceed federally insured limits. These accounts have not experienced any losses and the Company believes it is not exposed to any significant credit risk related to cash.

Income taxes
The Company accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax bases of reported assets and liabilities.

The principal item giving rise to deferred taxes is the net operating loss carry forward.

Effective August 1, 2007, uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes." See Note 11 for further discussion.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements

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

Foreign currency translation
The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Cumulative Other Comprehensive Income. The translation gains or losses were not material for the years ended July 31, 2008 and 2007.

Comprehensive loss
The Company reports comprehensive loss in accordance with the requirements of SFAS No. 130. For the years ended July 31, 2008 and 2007, the difference between net loss and comprehensive loss is foreign currency translation.

Loss per Share
Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period. All potentially dilutive securities, which include options and warrants convertible into 1,019,000 and 794,000 common shares at July 31, 2008 and 2007, respectively, have been excluded from the computations, as their effect is anti-dilutive.

Discontinued Operations
In April 2008, the Company completed the sale of SPI. The operations of SPI were accounted for as discontinued operations in the consolidated financial statements for the years presented herein. The divestiture resulted in a loss of $473,220 and $752,880, respectively, for the years ended July 31, 2008, and 2007, and $1,320,313 from inception (August 12, 2000) through July 31, 2008.

Summarized combined statement of loss for discontinued operations is as follows:

	YEAR ENDED July 31,
	2008	2007
Net sales	$600,303	$1,330,062
Loss before income tax	(1,163,592)	(2,082,942)
Provision for income taxes	-	-
Loss from operations -net tax	(563,289)	(752,880)
Gain on sale of discontinued operations	90,069	-
Provision for income taxes	-	-
Loss from discontinued operations - net of tax	$(473,220)	$(752,880)

Reclassification
Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. These reclassifications have had no impact on the net. The reclassification consisted of other assets being reclassified as marketable securities. The Company reclassified certain continuing operations to discontinued operations for the year ended July 31, 2007 in the Company’s Consolidated Statements of Operations.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements

Recently issued accounting pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for us for acquisitions made after November 30, 2009. We are evaluating the impact of this standard and do not expect the adoption of SFAS 141(R) to have a material impact on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We adopted FIN 48 as of January 1, 2007 and do not feel that FIN 48 will have an impact on our financial statements.

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

In September 2006, the FASB issued Statement No. 158, "Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We do not feel the implementation of this will have a significant impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest on the face of the consolidated statement of income.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements

Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosure in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its financial statements.

Note 2. Inventories

Inventories consist of the following:

	July 31,
	2008	2007
Raw materials	$134,456	$323,170
Work in progress	117,124	-
Finished goods	35,730	102,605
	$287,310	$425,775

Raw materials, work in progress and finished goods for the year ended July 31, 2008, is related to the Company’s planned sales of electric powered vehicles. For the year ended July 31, 2007, raw materials relate to the Company’s planned sales of electric powered vehicles and finished goods related to its telecommunication operations that were sold in April 2008.

Note 3. Property and equipment

Property and equipment consists of:

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements

	July 31,
	2008	2007
Building and improvements	$1,272,352	$1,270,637
Furniture and fixtures	19,548	115,944
Office equipment	137,030	114,825
Machinery and equipment	19,026	27,389
Vehicles	60,979	73,203
Software costs	11,874	19,993
Land	700,000	700,000
	2,220,809	2,321,991
Less accumulated depreciation	(206,229)	(201,648)
	$2,014,580	$2,120,343

For the years ended July 31, 2008, and 2007 and inception to date, depreciation amounted to $103,407, $130,476 and $819,966, respectively.

Note 4. Other assets

Other assets consist of:

	July 31,
	2008	2007
Deposits	$1,600	$1,600
Other notes receivable - net	50,000	50,000
	$51,600	$51,600

On June 28, 2006, the Company executed two $50,000 notes, one bearing interest at 6% and the other non-interest bearing note, to a contractor, as compensation for monies paid by the Company for purchasing a patent, and $50,000 for inventory that was either missing or damaged.

On August 19, 2008, the non-interest bearing note in the amount of $50,000 was repaid. The note is included in other current assets on the Company's balance sheet at July 31, 2008.
The interest bearing note is due June 23, 2011 and the Company is holding the patent as collateral which the Company believes to be worth more than the note. The Company is currently in negotiations regarding the repayment of the note.

Note 5. Advances from related parties and related party transactions

During the years ended July 31, 2008 and 2007, the Company received and repaid additional advances from Del Mar Ventures Corp, a company owned by Aarif Jamani (a Company stockholder) of approximately $9,940 and $10,000, respectively in 2008, and $2,334,000 and $2,418,000, respectively in 2007. As of July 31, 2008 and 2007, the balance was $0 and $60, respectively.

The Company received and repaid additional advances from SSRI (owned by a Company stockholder) for the years ended July 31, 2008 and 2007 in amounts of approximately $3,732,000 and $3,592,000, respectively for 2008 and $109,000 and $210,000, respectively for 2007. As of July 31, 2008 and 2007, the amount due to SSRI was $38,000 and $0, respectively.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements

During the years ended July 31, 2008 and 2007 the Company received additional advances from Salim Rana (a Company stockholder) of approximately $0 and $563,000, respectively and repaid $83,000 and $480,000, respectively. As of July 31, 2008 and 2007, the amount due to Salim Rana was $0 and $83,000, respectively.

During the years ended July 31, 2008 and 2007, the Company received advances from A & S Holding (owned by a previous Company president) of approximately $11,000 and $436,000, respectively, and repaid $0 and $447,000 for 2007. As of July 31, 2008 and 2007, the amount due to the Company was $0 and $11,000, respectively.

The Company received advances from Greg Navone (a Director of the Company) for the years ended July 31, 2008 and 2007 in amounts of $115,000 and $5,000, respectively, and repaid $120,000 and $-0-, respectively. As of July 31, 2008 and 2007, the amount due by the Company was $0 and $5,000, respectively.

Due from related parties and advances from related parties are reported as current assets or liabilities. These advances are not subject to written agreements and have no specific repayment terms but are deemed due on demand and are not interest bearing notes except for the Greg Navone note.

Note 6. Long-term debt

Long-term debt consists of:

	July 31,
	2008	2007
Note payable to Richard Howard,
paid in full in November 2007 (1)	$-	$1,044,718

10.875% note payable to Bayview Loan
Servicing, LLC, payable in monthly
installments of approximately $11,388 including
interest, collateralized by real property
due in full on or before December 2022 (1)	984,204	-

10% note payable to Wyndom Capital
Investments, Inc., payable in October 2010
collateralized by 10,000,000 shares of
the Company's common stock (2)	3,971,150

10% note payable to Crystal Capital
Ventures, payable in May 2011
collateralized by 7,500,000 shares of
the Company's common stock (3)	1,211,000	-

15.8% note payable to Allegiance
Direct Bank, payable in monthly
installments of approximately $525,
due in full on October 2008 (4)	1,476
	6,167,830	1,044,718
Less current portion	(32,422)	(241,460)
	$6,135,408	$803,258

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements

Principal maturities on continuing operations are as follows as of July 31, 2008:

2009	$32,422
2010	4,004,972
2011	1,249,807
2012	43,245
2013	48,189
Thereafter	789,194
$6,167,830

(1) In November 2007, the Company refinanced a loan on a building. The Company paid the remainder of the loan to Richard Howard, with $50,000 in cash and $1,000,000 from the new loan proceeds. The new loan with Bayview Loan Servicing, LLC is $1,000,000. The loan has an initial interest rate at 10.875% per annum with a monthly payment of $11,388, including interest. The loan is due on December 1, 2022. After the first 24 months, the interest rate adjusts to Prime plus 4.875%. Interest rate changes are limited to 2% increase or decrease in any annual adjustments. Interest expense to Richard Howard was $-0- for the year ended July 31, 2008 due to the advance payment, $63,200 for the year ended July 31, 2007, and $63,200 from inception (August 12, 2000) through July 31, 2008. Interest expense for the years ended July 31, 2008 and 2007 for Bayview Loan Servicing, LLC is approximately $63,900 and $0, respectively, and $65,239 from inception (August 12, 2000) through July 31, 2008.

(2) In October 2007, the Company entered into a loan agreement with Wyndom Capital Investments, Inc. (“Wyndom”). The Company issued 10,000,000 pre-reverse stock split shares (computes to 1,428,573 post-reverse stock split shares) of outstanding stock as collateral for the above note and 8,571,427 post reverse stock split shares of outstanding stock as collateral to total 10,000,000 post reverse stock split shares. The agreement provides loans of up to $4,000,000 with interest payable monthly at a rate of 10% per annum and due in full in October of 2010. Loans under the agreement are secured by the Company’s shares of common stock at a rate of two and one half shares to each dollar of principal. As of July 31, 2008, the Company has borrowed approximately $3,971,000 under the loan agreement. The Company paid interest to Wyndom of approximately $397,000 for the year ended July 31, 2008 and $0 for the year ended July 31, 2007, respectively and $397,000 from inception (August 12, 2000) through July 31, 2008. If Wyndom were to declare default and take possession of the collateral, the number of shares is sufficient to make Wyndom the controlling shareholder.

(3) On May 5, 2008, the Company entered into a loan agreement with Crystal Capital Ventures Inc. (“Crystal Capital”). The loan agreement provides for loans to the Company of up to $3,000,000, with a minimum initial loan of $500,000 taking place on May 19, 2008. The notes bear interest payable monthly in arrears at the rate of 10% per annum; and mature and are due and payable May 4, 2011. The loans under the loan agreement are secured by shares of the Company’s common stock held by Crystal Capital. The Company is required to issue shares as collateral at the rate of two and one half shares of the Company’s common stock for each dollar principal amount of the loan advanced to the Company. Following disbursement of the first $1,000,000 of funds pursuant to the loan agreement, on May 27, 2008, the Company issued 7,500,000 shares of common stock as collateral to Crystal Capital.

As of July 31, 2008, the Company has borrowed $1,211,000 under the loan agreement. The Company paid interest to Crystal Capital of approximately $121,000 for the year ended July 31, 2008 and $0 for the year ended July 31, 2007, respectively, and $121,000 from inception (August 12, 2000 through July 31, 2008)..

(4) On January 31, 2008 the Company financed a workman’s compensation policy with Allegiance Direct Bank for the period January 31, 2008 to January 31, 2009 for $6,396. The Company was required to make a down payment of approximately $1,966 in January 2008 and monthly payments including interest of 15.8%. The interest expense for the year ended July 31, 2008 and inception (August 12, 2000) through July 31, 2008, was $195.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements

Note 7. Stockholders' equity (deficit)

In December 2007, the Company’s shareholders approved a 1:7 reverse stock split. Except for the presentation of common shares authorized and issued on the consolidated balance sheet and shares presented in the consolidated statement of stockholders’ equity (deficit), all shares and par share information has been revised to give retroactive effect to the reverse stock split. Authorized shares were 50,000,000 and were increased to 250,000,000 on December 24, 2007 (computes to 35,714,285 post-reverse stock split authorized shares). Wyndom Capital Investments, Inc. currently holds 10,000,000 post reverse stock split shares as collateral for a loan of up to $4,000,000 and Crystal Capital Ventures Inc. holds 7,500,000 post reverse stock split shares as collateral for a loan up to $3,000,000 as discussed in Note 6.

During the year ended July 31, 2007:

The Company issued stock options valued in the amount of $2,103,600.

The Company issued 1,206,000 shares of stock upon the exercise of stock options.

The Company issued 3,100,000 shares for services valued in the amount of $260,000.

The Company declared stock dividends totaling 9,299,381 shares.

During the year ended July 31, 2008:

The Company issued stock options valued in the amount of $804,652.

10,000,000 shares of common stock were issued in escrow as collateral pre-reverse stock split.

The Company had a 1:7 reverse stock split.

16,071,427 shares of common stock were issued in escrow as collateral post-reverse stock split. As of July 31, 2008, the total amount of post-reverse stock split shares held as collateral totaled 17,500,000 shares.

The Company issued 203,917 shares of stock upon the exercise of stock options.

Note 8. Stock options and deferred stock-based compensation

Prior to August 1, 2006, the Company accounted for its share-based compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Effective August 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payment." The adoption of SFAS No. 123(R) resulted in the recording of compensation expense for employee stock options and employee stock purchase rights in our financial statements. Such compensation expense is recognized over the requisite service period based on the fair value of the options or rights on the date of grant.

Using the modified-prospective transition method, the compensation cost recognized during the year ended July 31, 2007, included (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R).

The following table reflects the assumptions utilized to value the 2006 stock option plan for the year ended July 31, 2008 and 2007 under SFAS 123R and using the Black-Scholes valuation model. Among other factors, the Black Scholes model considers the expected life of the option and the expected volatility of the Company's stock price in arriving at an option valuation. The risk-free interest rate is based upon U.S. Treasury Rates for instruments with similar terms. The expected term of the grants were estimated based upon the Company’s prior average experience. The Company has not paid cash dividends to date and does not plan to pay cash dividends in the near future. The volatility assumptions were derived from historical volatilities of competitors whose shares are traded in the public markets and are adjusted to reflect anticipated behavior specific to the Company.

Expected dividend yield	0%
Risk-free interest rate	1 -5%
Expected volatility	100%
Expected life from the vesting date	0.4 - 1 year

The Company established the 2003 Restricted Stock Plan ("the Plan") during the year ended January 31, 2004 as well as the 2006 Restricted Stock Plan established during the year ended July 31, 2006, and filed an S-8 Registration Statement with the Securities and Exchange Commission that was declared effective. The Plan allows the Company's Board of Directors to issue up to 1,800,000 common shares and options for common shares for the 2003 Restricted Stock Plan and 5,000,000 common shares and options for common shares for the 2006 Restricted Stock Plan pursuant to the Plan as compensation for services to the Company. The Company's Board of Directors has the discretion to set the price, term vesting schedules and other terms and conditions for options granted under the plan. All 2003 Restricted Stock Plan commons shares have been issued.

The Company established the 2005 Restricted Stock Plan ("the 2005 Plan") in April, 2005 and filed an S-8 Registration Statement with the Securities and Exchange Commission that was declared effective. The 2005 Plan allows the Company's Board of Directors to issue up to 2,000,000 common shares pursuant to the 2005 Plan as compensation for services to the Company. The Company's Board of Directors has the discretion to set the price, vesting schedules and other terms and conditions for options granted under the 2005 Plan. All 2005 Restricted Stock Plan common shares have been used.

During the years ended July 31, 2008 and 2007, the Company granted 425,000 and 2,000,000 options, respectively with an option price of $1.89 and $3.55 per share for July 31, 2008 and 2007, respectively, to various consultants. During the years ended July 31, 2008 and 2007, 425,000 and 2,000,000 options, respectively, were vested at the fair market value of which was determined under the Black-Scholes formula to be approximately $804,000 and $2,104,000 in July 31, 2008 and 2007 and is included in general and administrative expenses. During the years ended July 31, 2008 and 2007, 200,000 and 1,206,000 options were exercised, respectively valued at $1.96 and $3.55 per share.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements

A summary of the Company’s Restricted Stock Plans follows:

Number of Shares
Authorized options but ungranted:
Balance July 31, 2006	-
Options authorized (2006 Plan)	5,000,000
Options granted (2006 Plan)	(2,000,000)
Options cancelled/expired (2006 Plan)	-
Balance July 31, 2007	3,000,000
Options authorized (2006 Plan)	-
Options granted (2006 Plan)	(425,000)
Options cancelled/expired (2006 Plan)	-
Balance July 31, 2008 (2006 Plan)	2,575,000

	Number of shares	Weighted average exercise price/share
Options granted but unexercised:
Balance July 31, 2006	14,500	$6.40
Options cancelled during the year ended July 31, 2007 (2005 Plan)	(14,500)	$6.40
Options granted during the year ended July 31, 2007 (2006 Plan)	2,000,000	$3.55
Options exercised during the year ended July 31, 2007 (2006 Plan)	(1,206,000)	$3.55
Balance July 31, 2007	794,000	$3.55
Options cancelled during the year ended July 31, 2008 (2006 Plan)	-
Options granted during the year ended July 31, 2008 (2006 Plan)	425,000	$2.00
Options exercised during the year ended July 31, 2008 (2006 Plan)	(200,000)	$3.55
Unexercised options at July 31, 2008	1,019,000	$2.90

During the years ended July 31, 2008 and 2007, total cash and related advances relieved in return for the exercise of options under the plan amounted to approximately $400,000 and $4,300,000, respectively.

Range of	Options Outstanding	Weighted	Options Exercisable	Weighted
Exercisable	Outstanding at	Average	Exercisable at	Average
Prices	July 31, 2008	Exercise Price	July 31, 2008	Exercise Price
$2.00 - $3.55	1,019,000	$2.90	1,019,000	$2.90

The weighted average remaining contractual life of options outstanding at July 31, 2008 was approximately five years.

The aggregated intrinsic value of options outstanding and exercisable at July 31, 2008, was de minimus. The aggregate intrinsic value represents the total pre-tax value (the difference between the Company’s closing stock price on the last trading day of July 31, 2008 and the exercise price, multiplied by the number of in-the money options) that would have been received by the option holders had all option holders exercised their options on July 31, 2008. The amount of aggregate intrinsic value will change based on the fair-market value of the Company’s common stock.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements

Note 9. Segment information

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

The following is financial information relating to the Company’s business segments from continuing operations:

	YEAR ENDED JULY 31,
	2008	2007

Revenues from external customers:
Telecommunication services
United States	$-	$-
India	-	-
Canada	-	-
Electric powered vehicle sales
United States	199,801	48,750
Hong Kong	-	-
India	-	-
Total revenues from continuing operations	$199,801	$48,750

Loss from continuing operations:
Telecommunication services
United States	$-	$-
India	-	-
Canada	-	-
Electric powered vehicle sales
United States	(5,787,742)	(9,468,312)
Hong Kong	(2,119)	(32)
India	(78,411)	-
Total loss from continuing operations	$(5,868,272)	$(9,468,344)
	-
Long-lived assets:
Telecommunication services
United States	$-	$-
India	-	-
Canada	-	-
Electric powered vehicle sales
United States	71,503	51,600
Hong Kong	-	-
India	-
Total long-lived assets	$71,503	$51,600

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements

	YEAR ENDED JULY 31,
	2008	2007
Capital expenditures:
Telecommunication services
United States	$-	$6,365
India	7,985	34,510
Canada	-	-
Electric powered vehicle sales
United States	93,970	118,327
Hong Kong	-	-
India	4,795	-
Total capital expenditures	$106,750	$159,202

Depreciation and amortization:
Telecommunication services
United States	$16,532	$41,495
India	10,276	3,495
Canada	-	-
Electric powered vehicle sales
United States	76,013	85,486
Hong Kong	-	-
India	586	-
Total depreciation and amortization	$103,407	$130,476

Note 10. Contingencies

Hybrid Electric Vehicles India Pvt. Ltd. entered into an 11 month lease agreement. It is expected that in the normal course of business the lease will be continued or replaced by a similar arrangements.

Future minimum payments under this lease are approximately $950. Total rent expense for the year ended July 31, 2008 and 2007, amounted to approximately $3,455 and $0, respectively.

Effective April 16, 2008, SPI agreed to lease approximately 5,000 square feet of space in the Company’s North Carolina facility. The leased space will be suitable for, and utilized by SPI for, SPI’s developmental and manufacturing operations for licensed products pursuant to the license agreement. The leased space is leased on a month-to-month basis at a monthly rental of $2,500, the monthly rental to be escalated five (5%) percent annually. Although the lease was signed, the space is only 80% completed as of October 12, 2008. Also, effective April 16, 2008, the Company sold specified equipment and supplies related to the licensed agreement to SPI for the purchase price of $29,005.

Total rent income for the year ended July 31, 2008 and 2007 amounted to approximately $6,500 and $0, respectively.

Legal proceedings
Other than as described below, the Company is not a party to any material legal proceedings and to the Company's knowledge; no such proceedings are threatened or contemplated. At this time the Company has no bankruptcy, receivership or similar proceedings pending.

On June 3, 2008, the Company was notified of a case filed on June 2, 2008, by Peter Strojnik, Attorney at Law, in the Federal Court for the District of Arizona (Peter Strojnik, P.C. v. The Energy Bull et al.).  On June 24, 2008, the plaintiff amended the complaint to include the Company as a defendant. The complaint seeks damages against The Energy Bull and other defendants based on transmission of unsolicited facsimiles illegally promoting the stock of the Company to the plaintiff and members of the class that the plaintiff purports to represent.  The lawsuit seeks damages estimated in the complaint to be between $333 million and $3 billion, as well as injunctive relief for the alleged sending of unsolicited faxes. The Company denies these allegations and has filed a motion to dismiss to exclude the Company from the lawsuit. The Company disclaims, and has continually disclaimed on its web site and its communications with the investing public, all responsibility for authorizing in any manner unsolicited facsimiles issued by The Raging Bull or other parties that seek to promote the Company’s stock.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Notes to Consolidated Financial Statements

Letter of credit
The Company, through its subsidiary, purchased a letter of credit in the amount of $40,000 from a financial institution to guarantee certain creditor payments. The financial institution required the Company to maintain deposits totaling $40,000 to be kept on deposit as collateral for the letter of credit and related fees. This restricted was included in other assets as of July 31, 2007. In connection with the sale of the subsidiary in 2008, the obligation for the letter of credit and the restricted cash are transferred to the purchaser.

Note 11. Income taxes

The Company adapted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on August 1, 2007. The implementation of FIN 48 did not impact the total amount of the Company’s liabilities for uncertain tax position.

The Company recorded no provisions for income taxes for the years ended July 31, 2008 and 2007.

A reconciliation of taxes on income computed at federal statuary rate to the amount provided is as follows:

	July 31,
	2008	2007
Tax provision computed at federal statuary rate of 35% continuing operations	$(2,122,694)	$(3,453,410)

Increase (decrease) in taxes resulting from: unused operating losses	2,122,694	3,453,410
	$-	$-

Components of deferred income tax assets are as follows:

	July 31,
	2008	2007
	Tax effect	Tax effect
Deferred tax assets - current:

United States net operating loss	$18,182,000	$17,000,000

Valuation allowances	(18,182,000)	(17,000,000)
	$-	$-

The net operating loss carry forward as of July 31, 2008 is approximately $51.2 million and will expire in years through 2023.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of July 31, 2008, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act"). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2008. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that as of July 31, 2008, our internal control over financial reporting is effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages as of October , 2008 are as follows:

Name	Age	Position

Holly A. Roseberry	56	Chief Executive Officer, President and Director

Mehboob Charania	52	Director, Treasurer and Secretary

Brian Newman	57	Director

Greg Navone	61	Director

Our Board of Directors now consists of four directors. The following information with respect to the principal occupation or employment of each officer and director, the principal business of the corporation or other organization in which such occupation or employment is carried on, and such person's business experience during the past five years, has been furnished to the Company by the respective officers and director:

HOLLY A. ROSEBERRY was appointed as our secretary, treasurer and chief financial officer on February 20, 2002. On November 15, 2002, she resigned from these positions and was appointed as our president, chief executive officer and as a director. From 2001 to 2003, she acted as manager for the Azra Shopping Center. She obtained a Bachelor of Arts degree from Sacred Heart University in Bridgeport, Connecticut in 1973. Ms. Roseberry was employed from 1993 to 1996 as human resources manager, and from 1997 to 1999 as business office manager, of the Las Vegas location of Wards Department Store. Ms. Roseberry has held the positions of President, Chief Executive Officer and a Director of our majority-owned subsidiary, Zingo, Inc. August 30, 2005 to June 4, 2008.

MEHBOOB CHARANIA has acted as our secretary and treasurer, and has been a director, since November 15, 2002. Since June 2001, Mr. Charania has been the owner and operator of Infusion Bistro, a restaurant located in Calgary, Alberta. From 1998 to 2001, he acted as a manager at IBM's Calgary office. Mr. Charania has held the position of Secretary and a Director of our former majority-owned subsidiary, Zingo, Inc. (now Superlattice Power, Inc.) since August 30, 2005.

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

GREGORY NAVONE, age 59, graduated from St. Mary’s College in Morgan, California, in 1968, with a Bachelor of Arts degree.  For the past two years, Mr. Navone has been the owner and President of First Interstate Mortgage, a mortgage banking firm. Since 1987, Mr. Navone has been the owner and President of First Capital Financial. Both these firms are located in Las Vegas, Nevada. Mr. Navone was appointed a director of the Company shortly following its incorporation in April 2000, and served as a director until February, 2002. He returned to our Board of Directors in May 2005.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees

We have an audit committee, with Brian Newman, an independent "audit committee financial expert" as defined in the rules of the Securities and Exchange Commission, as sole member.

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

Significant Employees

We have no significant employees other than the officers described above.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2008 all such filing requirements applicable to its officers and directors were complied with.

Item 11. Executive Compensation.

The following table sets forth certain information as to the Company's highest paid executive officers and directors for the Company's fiscal years ended July 31, 2008 and 2007. No other compensation was paid to any such officer or director other than the cash compensation set forth below.

SUMMARY COMPENSATION TABLE

Name and Principal Position**	Year *	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($)	All Other Compen- Sation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Holly
Roseberry
President	2007	$60,500							$60,500
	2008	$64,720							$64,720

Mehboob
Charania,
Director	2007	$1,827							$1,827

* Years ended July 31, 2008 and July 31, 2007.

** Holly Roseberry has held the office of President since November 15, 2002. Ms. Roseberry's functions as President have included, in addition to accounting and regulatory filing oversight, management and the sale of the Azra shopping center, general management of our day-to-day operations, working with the attorneys and accountants for the Company, general oversight of the agreements with and oversight of consultants to the Company and correspondence with the Company's transfer agent. Ms. Roseberry, as President and Chief Executive Officer, received management fees of $1,100 per week through December 31, 2006 and $1,210 per week thereafter in our 2007 fiscal year. Her compensation for 2007 included $12,000 of directors fees paid by one of our subsidiaries, which fees are not reflected in the above table.

Option/SAR Grants in Last Fiscal Year

There were no grant of options to purchase our common stock to our officers or directors in fiscal 2008, and there were no exercises of such options during or options held at the end of such fiscal year by officers or directors.

Directors’ Compensation

Commencing June 1, 2006, we have paid Brian Newman, Gregory Navone and Shaffiq Kotadia directors’ fees of $1,000 per month. Ms. Roseberry is compensated as Chief Executive Officer, and receives no additional directors fees from the Company for acting as a director. In our fiscal year ended July 31, 2007, Ms. Roseberry received $12,000 in directors fees from Zingo, Inc. (now Superlattice Power, Inc.), a former majority-owned subsidiary.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Mehboob Charania	32,144						39,750
Brian Newman	12,000						12,000
Gregory Navone	12,000						12,000
Shaffiq Kotadia*	2,581						2,581

* Shaffiq Kotadia resigned as a director on October 19, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 11, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii)officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and address	Number of Shares		Percentage of
Title of class	of beneficial owner	of Common Stock		Common Stock (1)
Common Stock	Holly Roseberry
	President, CEO, Director
	4894 Lone Mountain Rd. #168
	Las Vegas, Nevada 89130	555			*

	All Officers and Directors
	Directors as a Group that
	Consists of four persons	555			*

	Crystal Capital Ventures Inc.
	1274 Sundial Ave. Coral Grove
	PO Box 2135
	Belize City, Belize	7,500,000	(2)	32.12%

	Wyndom Capital Investments			42.83%
	35 New Road #2112
	Belize City, Belize	10,000,000	(3)

* Less than 1%

(1)	As of September 11, 2008, there were 23,347,257 shares of our common stock issued and outstanding.
(2)	Held as collateral pursuant to Loan Agreement with the Company dated May 5, 2008.
(3)	Held as collateral pursuant to Loan Agreement with the Company dated October 29, 2007.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In our fiscal year ended July 31, 2007, Ms. Roseberry received $12,000 in directors fees from Zingo, Inc., our former majority-owned telecommunications subsidiary. In fiscal year ended July 31, 2008, Ms. Roseberry received $11,000 in consulting fees from Zingo, Inc. (now Superlattice Power, Inc.) as she worked with their new officers throughout the changeover period following the sale of the Company’s controlling stock interest in Zingo, Inc. She is no longer receiving any compensation from Superlattice.

The Company received advances from Greg Navone (a Director of the Company) for the years ended July 31, 2008 and 2007 in amounts of $115,000 and $5,000, respectively, and repaid $120,000 and $-0-, respectively. As of July 31, 2008 and 2007, the amount due by the Company was $0 and $5,000, respectively.

Item 14.  Principal Accountant Fees and Services.

(1)	Aggregate fees for the last two years:	2008-$30,000	2007-$20,000

(2)	Audit related fees:	2008- NA	2006- NA

(3)	Tax fees:	2008- NA	2006- NA

(4)	All other fees.	NA

(5)	Audit committee pre-approval processes, percentages of services approved by audit committee, percentage of hours spent on audit engagement by persons other than principal accountant's full time employees. NA

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company.(Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed with the Commission on May 29, 2001.)

3.1a
Certificate of Amendment to Articles of Incorporation filed October 27, 2004. (Incorporated by reference to Exhibit 3.1a to the Company’s Current Report on Form 8-K, filed with the Commission on November 2, 2004.)

3.1b
Form of Restatement of Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1a to the Company’s Quarterly Report on Form 10-QSB, filed with the Commission on December 15, 2004.)

3.1c
Certificate of Amendment to Articles of Incorporation, filed effective March 9, 2005. (Incorporated by reference to Exhibit 3.1c to the Company’s Annual Report on Form 10-KSB, filed with the Commission on May 23, 2005.)

3.1d	Certificate of Change, filed effective January 17, 2008. (Incorporated by reference to Exhibit 3.1d to the Company’s Current Report on Form 8-K, filed with the Commission on January 16, 2008.)

3.1e	Certificate of Amendment to Articles of Incorporation, filed effective December 24, 2007, filed herewith.

3.2	By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 29, 2001.)

4.1	Specimen Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on November 8, 2006.)

4.2	Whistler Investments, Inc. 2003 Restricted Stock Plan. (Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the Commission on July 18, 2003.)

4.3
Hybrid Technologies, Inc. 2005 Restricted Stock Plan. (Incorporated herein by reference to Exhibit 4. to the Company's Registration Statement on Form S-8 filed with the Commission on April 22, 2005.) 4.4 Promissory Note, dated December 3, 2004, payable to Trade Winds Telecom, LLC. (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on May 23, 2005.)

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

10.10
Stock Redemption and Reissuance Agreement, dated as of February 10, 2004, Between Whistler Investments, Inc. and Salim S. Rana Investments, Inc. (Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on October 4, 2004.)

10.11
Letter from City of Austin, Texas, dated February 27, 2004. (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on October 4, 2004.)

10.12
Memorandum of Understanding, dated March 15, 2004, between Shanghai Geely Metop International and the Global Electric subsidiary of Whistler Investments, Inc. (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on October 4, 2004.)

10.13
Loan Agreement, made as of the 20th day of February, 2004, among Sterling Capital Inc. and Whistler Investments, Inc. (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on October 4, 2004.)

10.14
Letter Agreement, dated February 3, 2004, between Whistler Investments, Inc. and RV Systems, Inc. (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on October 4, 2004.)

10.15
Purchase and Sale Agreement, made effective as of the 3rd day of December, 2004, between WhistlerTel, Inc. and Trade Winds Telecom, LLC. (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed with the Commission on December 8, 2004.)

10.16
Bill of Sale and Assignment, dated as of December 3, 2004, between Trade Winds Telecom LLC and Whistlertel, Inc. (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed with the Commission on December 8, 2004.)

10.17
Agreement and Plan of Reorganization, dated as of August 18, 2005, among the Company, Whistlertel, Inc. and Javakingcoffee, Inc. (Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed with the Commission on August 24, 2005.)

10.18
Notice, dated July 2, 2005, from Hybrid Technologies, Inc. To RV Systems, Inc. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on October 26, 2005.)

10.19
Nonreimbursable Space Act Agreement between National Aeronautics and Space Administration, John F. Kennedy Space Center and Hybrid Technologies, Inc. (Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-QSB, filed with the Commission on March 17, 2006.

10.20
Agreement dated March 30, 2006 between Paratransit, Inc. and the Company. (Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on November 8, 2006.)

10.21
Request for Pilot Approval, submitted May 31, 2006, to New York City Taxi and Limousine Commission by the Company. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on November 8, 2006.)

10.22
Consulting Agreement, dated March 26, 2007, between Hybrid Technologies, Inc. and Griffen Trading Company. (Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-QSB, filed with the Commission on June 19, 2007.)

10.23
Loan Agreement, dated as of October 29, 2007, between Wyndom Capital Investments, Inc. and the Company. (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on November 13, 2007.)

10.24
Form of Note issuable pursuant to the Loan Agreement, dated October 29, 2007, between Wyndom Capital Investments, Inc. and the Company, filed herewith. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on November 13, 2007.)

10.25
Stock Purchase Agreement, dated as of April 15, 2008, between the Company and Blue Diamond Investments, Inc. (Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2008.)

10.26
License Agreement, dated April 15, 2008, between the Company and Zingo, Inc. (now Superlattice Power, Inc.). (Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2008.)

10.27
Loan Agreement, dated as of May 5, 2008, between Crystal Capital Ventures Inc. and the Company. (Incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K, filed with the Commission on June 6, 2008.)

10.28
Form of Note issuable pursuant to the Loan Agreement, dated May 5, 2008, between Crystal Capital Ventures Inc. and the Company. (Incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed with the Commission on June 6, 2008.)

21	Subsidiaries of Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYBRID TECHNOLOGIES, INC.

By:	/s/ Holly Roseberry
Holly Roseberry
Chief Executive Officer and Principal Financial Officer

Date: November 12, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Holly Roseberry
Holly Roseberry
President and C.E.O.
(President, Chief Executive Officer
Principal Financial Officer and Director)
Date: November 12, 2008

By:	/s/ Mehboob Charania
Mehboob Charania
(Secretary and Director)
Date: November 12, 2008

By:	/s/ Brian Newman
Brian Newman
(Director)
Date: November 12, 2008

By:	/s/ Gregory Navone
Gregory Navone
(Director)
Date: November 12, 2008

EXHIBIT INDEX

3.1e	Certificate of Amendment to Articles of Incorporation, filed effective December 24, 2007, filed herewith.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.