Form 10-Q
period 2008-10-31
Hybrid Technologies Inc.
filed 2008-12-15
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to

Commission File Number 000-33391

HYBRID TECHNOLOGIES, INC.

 (Exact name of Small Business Issuer as specified in its charter)

Nevada	88-0490890
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4894 Lone Mountain #168, Las Vegas NV	89130
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:  702-425-7376

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 23,347,257 as of December 1, 2008.

HYBRID TECHNOLOGIES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

HYBRID TECHNOLOGIES, INC.

INDEX

Page No.

ITEM I – Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of October 31, 2008 and July 31, 2008 (Unudited)	2

Consolidated Statements of Operations for the Three Months Ended October 31, 2008 and 2007 and from Inception (April 12, 2000) to October 31, 2008 (Unaudited)	3

Consolidated Statement of Stockholders Equity (Deficit) (Unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2008 and 2007 and from Inception (April 12, 2000) to October 31, 2008 (Unaudited)	5-6

Notes to Unaudited Consolidated Financial Statements	7-12

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Balance Sheets
(UNAUDITED)

	October 31,	July 31,
	2008	2008
ASSETS

Current assets:
Cash	$2,472	$101,095
Accounts receivable, net of allowance for doubtful accounts of $0	133,161	13,601
Inventories	329,091	287,310
Employee Advances	3,564	-
Other current assets	11,819	69,119
Total current assets	480,107	471,125

Property and equipment, net	2,006,801	2,014,580

Other long term assets:
Other assets	51,600	51,600
Deferred patent costs	19,903	19,903
Total other long term assets	71,503	71,503

	$2,558,411	$2,557,208

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Current portion of long-term debt	$30,403	$32,422
Accounts payable and accrued expenses	428,381	330,183
Customer deposits	259,331	149,160
Advances from related parties	448,795	38,000
Total current liabilities	1,166,910	549,765

Long-term debt - less current portion above	6,436,075	6,135,408

Commitments and contingencies	-	-

Stockholders' deficiency:

Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $.001 par value, 35,714,285 authorized; outstanding 23,347,257 at October 31, 2008 and July 31, 2008, respectively	23,347	23,347
Additional paid-in-capital	47,790,509	47,790,509
Deficit accumulated during the development stage	(52,846,460)	(51,947,451)
Cumulative other comprehensive income (loss)	(11,970)	5,630
Total stockholders' deficiency	(5,044,574)	(4,127,965)

	$2,558,411	$2,557,208

SEE NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Statements of Operations
(UNAUDITED)

			INCEPTION
	THREE MONTHS ENDED		(April 12,, 2000)
	OCTOBER 31,		THROUGH
	2008	2007	July 31, 2008

Sales	$1,945	$102,414	$1,970,999

Costs and expenses:
Cost of sales	-	185,794	2,533,563
General and administrative	483,901	574,059	42,138,910
Research and development	416,252	73,542	7,787,945
Compensatory element of stock issuances	-	-	804,652
	900,153	833,395	53,265,070

Loss from continuing operations	(898,208)	(730,981)	(51,294,071)

Other income (expense):
Interest expense	(27,293)	(27,080)	(999,844)
Interest income	7,077	242	7,077
Loss from sale of other assets	-	-	(314,381)
Other income	19,415	(378)	965,803

Net loss from continuing operations	(899,009)	(758,197)	(51,635,416)

Provision for income tax	-	-	-

Net loss from continuing operations	(899,009)	(758,197)	(51,635,416)

Discontinued operations:
Loss from discontinued operations	-	(309,969)	(1,320,313)
Gain on disposal of discontinued operations	-	-	90,069
Net loss on discontinued operations	-	(309,969)	(1,230,244)

Loss from continued and discontinued operations	(899,009)	(1,068,166)	(52,865,660)

Minority interest share of loss of consolidated subsidiaries from discontinued operations	-	-	19,200

Net loss	(899,009)	(1,068,166)	(52,846,460)

Other comprehensive income (loss):
Foreign currency translation	2,361	3,972	7,991

Net comprehensive loss	$(896,648)	$(1,064,194)	$(52,838,469)

Net loss per share - basic and diluted - continuing operations	$(0.04)	$(0.02)

Weighted shares outstanding - basic and diluted - continuing operations	23,347,257	39,500,511

Net loss per share - basic and diluted - discontinued operations	$-	$(0.01)

Weighted shares outstanding - basic and diluted - discontinued operations	23,347,257	39,500,511

SEE NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Statement of Stockholder's Equity (Deficiency)

				Deficit
				Accumulated		Cumulative
			Additional	During the		Other
	Common stock		Paid-in	Development	Subscription	Comprehensive
	Shares	Amount	Capital	Stage	Receivable	Income (loss)	Total

Balance April 12, 2000	-	$-	$-	$-	$-	$-	$-

Stock issuances
Issuance of stock for cash	760,500	7,605	81,690	-	-	-	89,295
Net loss for the period	-	-	-	(7,773)	-	-	(7,773)

Balance January 31, 2001	760,500	7,605	81,690	(7,773)	-	-	81,522

Net loss for the year	-	-	-	(65,618)	-	-	(65,618)

Balance January 31, 2002	760,500	7,605	81,690	(73,391)	-	-	15,904

Stock issuances
Non-cash issuance of common stock	3,600,000	(3,244)	403,249	-	-	-	400,005
Value of rent donated by a related party	-	-	6,000	-	-	-	6,000
Net loss for the year	-	-	-	(825,493)	-	-	(825,493)

Balance January 31, 2003	4,360,500	4,361	490,939	(898,884)	-	-	(403,584)

Stock issuances
Non-cash issuance of stock	1,012,500	1,013	(1,013)	-	-	-	-
Employee stock based compensation	-	-	4,660,000	-	-	(4,660,000)	-
Exercise of options, split adjusted	707,400	707	588,793	-	-	-	589,500
Expenses paid with stock	2,250	2	8,748	-	-	-	8,750
Amortization of deferred stock compensation	-	-	-	-	-	4,394,000	4,394,000
Issuance of common stock for cash and note	42,533	42	199,958	-	(50,000)	-	150,000
Net loss for the year	-	-	-	(5,261,224)	-	-	(5,261,224)

Balance January 31, 2004	6,125,183	6,125	5,947,425	(6,160,108)	(50,000)	(266,000)	(522,558)

Stock issuances
Return of non-cash issuance	(1,012,500)	(1,013)	1,013	-	-	-	-
Stock redemption	(900,000)	(900)	900	-	-	-	-
Employee stock based compensation	-	-	7,071,467	-	-	-	7,071,467
Exercise of options	1,072,892	1,073	924,222	-	-	-	925,295
Stock re-issuance	900,000	900	(900)	-	-	-	-
Amortization of deferred stock compensation	-	-	-	-	-	266,000	266,000
Basis of assets acquired less then purchase price	-	-	(54,656)	-	-	-	(54,656)
Stock dividend	618,558	619	(619)	-	-	-	-
Collection of receivable	-	-	-	-	50,000	-	50,000
Net loss for the year	-	-	-	(12,586,255)	-	-	(12,586,255)

Balance January 31, 2005	6,804,133	6,804	13,888,852	(18,746,363)	-	-	(4,850,707)

Stock issuance
Exercise of options	9,500	10	60,790	-	-	-	60,800
Sale of stock for cash	4,000	4	19,996	-	-	-	20,000
Stock issued for related party advances	500,000	500	3,384,094	-	-	-	3,384,594
Stock dividend	365,882	366	(366)	-	-	-	-
Options issued for expenses	-	-	250,000	-	-	-	250,000
Net loss for the period	-	-	-	(2,918,739)	-	-	(2,918,739)

Balance July 31, 2005	7,683,515	7,684	17,603,366	(21,665,102)		-	(4,054,052)

Stock issuances
Value of stock options issued	-	-	7,577,255	-	-	-	7,577,255
Exercise of options	1,470,500	1,470	9,434,530	-	-	-	9,436,000
Stock issued for debt	12,732,500	12,733	2,987,266	-	-	-	2,999,999
Stock dividend	4,008,615	4,008	(4,008)	-	-	-	-
Net loss for the year	-	-	-	(13,126,909)	-	-	(13,126,909)

Balance July 31, 2006	25,895,130	25,895	37,598,409	(34,792,011)	-	-	2,832,293

Stock issuances
Value of stock options issued (valued at $1.05 per share)	-	-	2,103,600	-	-	-	2,103,600
Exercise of options (valued at $3.55 per share)	1,206,000	1,206	4,280,094	-	-	-	4,281,300
Value of stock issued for services (valued at $0.8387 per share)	3,100,000	3,100	2,596,900	-	-	-	2,600,000
Stock dividends	9,299,381	9,300	(9,300)	-	-	-	-
Net loss for the year	-	-	-	(10,619,757)	-	-	(10,619,757)

Foreign currency transactions	-	-	-	-	-	(7,860)	(7,860)

Balance July 31, 2007	39,500,511	39,501	46,569,703	(45,411,768)	-	(7,860)	1,189,576

Stock issuances
Value of stock options issued (valued at $1.8933 per share)	-		804,652				804,652
Common stock issued as collateral on loan pre-reverse stock split	10,000,000	10,000	(10,000)	-	-	-	-
Reverse stock split	(42,428,598)	(42,429)	42,429	-	-	-	-
Common stock issued as collateral on loan post-reverse stock split	16,071,427	16,071	(16,071)	-	-	-	-
Exercise of options post-reverse stock split (valued at $1.96 per share)	203,917	204	399,796	-	-	-	400,000

Net loss for the year	-	-	-	(6,535,683)	-	-	(6,535,683)

Foreign currency transactions	-	-	-	-	-	13,490	13,490

Balance July 31, 2008	23,347,257	23,347	47,790,509	(51,947,451)	-	5,630	(4,127,965)

Net (loss) for the period	-	-	-	(899,009)	-	-	(899,009)

Foreign currency transactions	-	-	-	-	-	(17,600)	(17,600)

Balance October 31, 2008	23,347,257	$23,347	$47,790,509	$(52,846,460)	$-	$(11,970)	$(5,044,574)

SEE NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

Consolidated Statements of Cash Flows
(UNAUDITED)

			Inception
			(April 12, 2000)
	THREE MONTHS ENDED		through
	October 31,		October 31,
	2008	2007	2008

Cash provided (used in) Operating Activities:
Net (loss)	$(899,009)	$(1,068,166)	$(52,846,460)
Adjustments to reconcile net (loss) to cash
Depreciation and amortization	19,617	30,232	839,583
Bad debt expense	-	22,813	186,582
Gain/loss of sale of other assets	-	-	315,169
Non cash stock-based compensation	-	-	24,550,293
(Increase) in accounts receivable	(119,560)	(26,497)	(319,743)
(Increase) in inventories	(41,781)	(29,869)	(329,091)
(Increase) in employee advances	(3,564)	-	(3,564)
(Increase) decrease in prepaid expenses and other assets	57,300	6,531	(11,819)
(Increase) in other assets	-	-	(50,000)
Increase in accounts payable and accrued expenses	98,198	78,526	428,381
Increase in customer deposits	110,171	-	259,331
(Gain) on sale of subsidiary	-	-	(90,069)
Loss from discontinued operations	-	-	1,320,313
Cash used in operating activities	(778,628)	(986,430)	(25,751,094)

Cash provided by (used in) Investing Activities:
Increase in other assets	-	14,918	(1,452,353)
Proceeds from sale of other assets	-	-	1,136,372
Proceeds from sale of subsidiary	-	-	215,000
Purchase of property and equipment	(11,838)	(65,992)	(1,150,670)
Proceeds from sale of property and equipment	-	-	108,318
Investment in subsidiaries	-	-	(688,220)
Increase in deferred patent costs	-	-	(19,903)
Cash used in investing activities	(11,838)	(51,074)	(1,851,456)

Cash provided (used in) by Financing Activities:
Proceeds from the exercise of stock options	-	-	15,692,895
Collection of stock receivable	-	-	50,000
Proceeds from the issuance of debt	306,995	250,000	9,421,708
Advances from related parties	681,087	2,577,406	13,350,894
Payments of related party advances	(270,292)	(1,580,267)	(9,742,575)
Payments of debt	(8,347)	-	(1,415,230)
Proceeds from the issuance of common stock	-	-	259,300
Cash provided by financing activities	709,443	1,247,139	27,616,992

Effect of exchange rate changes on cash and cash equivalents	(17,600)	3,972	(11,970)

Net increase (decrease) in cash	(98,623)	213,607	2,472

Cash at beginning of period	101,095	3,775	-

Cash at end of period	$2,472	$217,382	$2,472

Supplemental information:
Cash paid during the year for:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non - cash financing activities:
Fixed assets acquired by the issuance of debt	$-	$-	$1,300,000
Shares issued for related party advances	$-	$-	$3,000,000

SEE NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Financial statement presentation

The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements.  Therefore, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on form 10-K for the year ended July 31, 2008 as filed with the Securities Exchange Commission.

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

The Company is currently pursuing the development and marketing of electric powered vehicles and products based on the advanced lithium battery technology it has developed. At October 31, 2008 the Company deems itself a development stage company as planned principal operations are minimal in its primary line of business.

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

SPI has agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the Licensed Products. To date, investments have been made in the amount of $29,654. If the SPI does not make the required investments, it will be in default under the license agreement; Hybrid would have the right to terminate the license agreement.

Basis of presentation
The Company’s financial statements for the three months ended October 31, 2008 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had $1,945 of revenue for the three months ending October 31, 2008, and as of October 31, 2008, there was a stockholders’ deficiency of approximately $5 million. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Deferred patent costs
The Company capitalizes costs directly incurred in pursuing patent applications as deferred patent costs. When such applications result in an issued patent, the related costs are amortized over the remaining legal life of the patents, which is assumed to be 17 years, using the straight-line method. On a quarterly basis, the Company reviews the issued patents and pending patent applications and if the Company determines to abandon a patent application, or an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed. As of October 31, 2008 there were only pending patent applications.

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

Advertising
Advertising costs are expensed as incurred and are included in general and administrative expenses. Total advertising expenditures for the three months ended October 31, 2008 and 2007 and inception (August 12, 2000) to October 31, 2008 date amounted to approximately $170,000, $40,000 and $1,948,000, respectively.

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

Foreign currency translation
The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Cumulative Other Comprehensive Income. The translation gains or losses were not material for the three months ended October 31, 2008 and 2007.

Comprehensive loss
The Company reports comprehensive loss in accordance with the requirements of SFAS No. 130. For the years ended July 31, 2008 and 2007, the difference between net loss and comprehensive loss is foreign currency translation.

Loss per Share
Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period. All potentially dilutive securities, which include options and warrants convertible into 1,019,000 and 1,219,000 common shares at October 31, 2008 and 2007, respectively, have been excluded from the computations, as their effect is anti-dilutive.

Discontinued Operations
In April 2008, the Company completed the sale of SPI. The operations of SPI were accounted for as discontinued operations in the consolidated financial statements for the years presented herein.  The divestiture resulted in a loss of $0 and $309,969, respectively, for the three months ended October 31, 2008, and 2007, and $1,630,282 from inception (August 12, 2000) through October 31, 2008.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summarized combined statement of loss for discontinued operations is as follows:

	THREE MONTHS ENDED
	October 31,
	2008	2007

Net sales	$-	$234,674
Loss before income tax	-	(544,643)
Provision for income taxes	-	-
Loss from operations - net tax	-	(309,969)
Gain on sale of discontinued operations	-	-
Provision for income taxes	-	-
Loss from discontinued operations - net of tax	$-	$(309,969)

Reclassification
Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. These reclassifications have had no impact on the net. The reclassification consisted of other assets being reclassified as marketable securities. The Company reclassified certain continuing operations to discontinued operations for the three months ended October 31, 2007 in the Company’s Consolidated Statements of Operations.

Recently issued accounting pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements.  SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income.  Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction.  In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosure in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company will adopt SFAS No. 160 on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it fully implements SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

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

Note 2. Property and equipment

Property and equipment consist of:

	October 31,	July 31,
	2008	2008
Building and improvements	$1,272,352	$1,272,352
Furniture and fixtures	23,713	19,548
Office equipment	139,173	137,030
Machinery and equipment	20,521	19,026
Vehicles	60,979	60,979
Software costs	15,739	11,874
Land	700,000	700,000
	2,232,477	2,220,809
Less accumulated depreciation	(225,676)	(206,229)
	$2,006,801	$2,014,580

Depreciation expense for the three months ended October 31, 2008 and 2007 was $19,617 and $30,232, respectively.

Note 3. Inventories

Inventories consist of the following:

	October 31,	July 31,
	2008	2008
Raw materials	$127,694	$134,456
Work in progress	100,097	117,124
	101,300	35,730
Finished goods	$329,091	$287,310

Raw materials, work in progress and finished goods for the three months ended October 31, 2008, and year ended July 31, 2008, is related to the Company’s planned sales of electric powered vehicles.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Advances from related parties and related party transactions

During the three months ended October 31, 2008 and 2007, the Company received and repaid additional advances from Del Mar Ventures Corp, a company owned by Aarif Jamani (a Company stockholder) of $0 2008, and $0 and $9,940, respectively in 2007. As of October 31, 2008 and 2007, the balance was $0 and $10,000, respectively.

The Company received and repaid additional advances from SSRI (owned by a Company stockholder) for the three months ended October 31, 2008 and 2007 in amounts of $630,087 and $270,291, respectively for 2008 and $2,556,382 and $1,557,479, respectively for 2007. As of October 31, 2008 and 2007, the amount due to SSRI was $397,795 and $897,468, respectively.

The Company did not receive and repay any additional advances from Salim Rana (a Company Stockholder) for the three months ended October 31, 2008 and 2007. As of October 31, 2008 and 2007, the amount due to Salim Rana was $0 and $82,866, respectively.

The Company received and repaid additional advances from A & S Holding (owned by a previous Company president) for the three months ended October 31, 2008 and 2007 in amount of $0 for 2008 and $10,876 and $0, respectively for 2007.  As of October 31, 2008 and 2007, the amount due to the Company was $0.

The Company received and repaid additional advances from Greg Navone (Director of the Company) for the three months ended October 31, 2008 and 2007 in amount of $51,000 and $0, respectively for 2008 and $115,000and $117,700, respectively for 2007. As of July 31, 2008 and 2007, the amount due to the Company was $51,000 and $2,300, respectively.

Due from related parties and advances from related parties are reported as current assets or liabilities. These advances are not subject to written agreements and have no specific repayment terms but are deemed due on demand and are not interest bearing notes except for the Greg Navone note.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Long-term debt

Long-term debt consists of:

	October 31,	July 31,
	2008	2008
10.875% note payable to Bayview Loan Servicing, LLC, payable in monthly installments of approximately $11,388 including interest, collateralized by real property due in full on or before December 2022 (1)	977,333	984,204

10% note payable to Wyndom Capital Investments, Inc., payable in October 2010 collateralized by 10,000,000 shares of the Company's common stock (2)	3,971,150	3,971,150

10% note payable to Crystal Capital Ventures, payable in May 2011 collateralized by 7,500,000 shares of the Company's common stock (3)	1,517,995	1,211,000

15.8% note payable to Allegiance Direct Bank, payable in monthly installments of approximately $525, due in full on October 2008 (4)	-	1,476
	6,466,478	6,167,830
Less current portion	(30,403)	(32,422)
	$6,436,075	$6,135,408

Principal maturities on continuing operations are as follows as of October 31, 2008:

2009	$30,403
2010	4,006,582
2011	1,557,867
2012	44,431
2013	49,511
Thereafter	777,683
$6,466,478

(1) In November 2007, the Company refinanced a loan on a building. The Company paid the remainder of the loan to Richard Howard, with $50,000 in cash and $1,000,000 from the new loan proceeds. The new loan with Bayview Loan Servicing, LLC is $1,000,000. The loan has an initial interest rate at 10.875% per annum with a monthly payment of $11,388, including interest. The loan is due on December 1, 2022. After the first 24 months, the interest rate adjusts to Prime plus 4.875%. Interest rate changes are limited to 2% increase or decrease in any annual adjustments. Interest expense for the three months ended October 31, 2008 and 2007 for Bayview Loan Servicing, LLC is approximately $27,200 and $63,900, respectively, and $91,200 from inception (August 12, 2000) through October 31, 2008.

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(2) In October 2007, the Company entered into a loan agreement with Wyndom Capital Investments, Inc. (“Wyndom”). The Company issued 10,000,000 pre-reverse stock split shares (computes to 1,428,573 post-reverse stock split shares) of outstanding stock as collateral for the above note and 8,571,427 post reverse stock split shares of outstanding stock as collateral to total 10,000,000 post reverse stock split shares. The agreement provides loans of up to $4,000,000 with interest payable monthly at a rate of 10% per annum and due in full in October of 2010. Loans under the agreement are secured by the Company’s shares of common stock at a rate of two and one half shares to each dollar of principal. As of October 31, 2008, the Company has borrowed approximately $3,971,000 under the loan agreement. Interest expense for the three months ended October 31, 2008 and 2007 for Wyndom is approximately $0, and $397,000 from inception (August 12, 2000) through October 31, 2008.If Wyndom were to declare default and take possession of the collateral, the number of shares is sufficient to make Wyndom the controlling shareholder.

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

As of October 31, 2008, the Company has borrowed $1,517,995 under the loan agreement. Interest expense for the three months ended October 31, 2008 and 2007 for Crystal Capital is approximately $30,700 and $0, respectively, and $30,699 from inception (August 12, 2000) through October 31, 2008.

(4) On January 31, 2008 the Company financed a workman’s compensation policy with Allegiance Direct Bank for the period January 31, 2008 to January 31, 2009 for $6,396.  The Company was required to make a down payment of approximately $1,966 in January 2008 and monthly payments including interest of 15.8%. Interest expense for the three months ended October 31, 2008 and 2007 Allegiance Direct Bank is approximately $0 and $195 from inception (August 12, 2000) through October 31, 2008.

Note 6. Stockholders’ Equity

In January 2008, the Company’s shareholders approved a 1:7 reverse stock split.  Except for the presentation of common shares authorized and issued on the consolidated balance sheet and shares presented in the consolidated statement of stockholders’ equity (deficit), all shares and par share information has been revised to give retroactive effect to the reverse stock split.  Authorized shares were 50,000,000 and were increased to 250,000,000 on December 24, 2007 (computes to 35,714,285 post-reverse stock split authorized shares).  Wyndom Capital Investments, Inc. currently holds 10,000,000 post-reverse stock split shares as collateral for a loan of up to $4,000,000 and Crystal Capital Ventures Inc. holds 7,500,000 post reverse stock split shares as collateral for a loan up to $3,000,000 as discussed in Note 5.

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

The following is financial information relating to the Company’s business segments:

HYBRID TECHNOLOGIES, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	THREE MONTHS ENDED
	October 31,
	2008	2007
Revenues from external customers:
United States	$1,945	$102,414
Hong Kong	-	-
India	-	-
Total revenues from continuing operations	$1,945	$102,414
Loss from continuing operations:
United States	(873,437)	(730,731)
Hong Kong	(1)	(250)
India	(24,770)	-
Total loss from continuing operations	$(898,208)	$(730,981)

Note 8. Going concern

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

RESULTS OF OPERATION

During the period since inception on April 12, 2000 to October 31, 2008, we have incurred operating losses aggregating $52,846,460.  At October 31, 2008, we had liabilities of $7,602,985 and a working capital deficiency of $606,803.
As of October 31, 2008, we had $2,472 cash on hand.

THREE MONTHS ENDED OCTOBER 31, 2008 and 2007

We  incurred a net loss of  $899,099 for the three months ended October 31,  2008, which included general and administrative costs of $483,901 and research and development expense of $416,252.

Our net loss from continuing operations for the three-month  period  ended October 31, 2008 increased from the comparative period in fiscal 2007 (from $758,197 in 2007 to $899,009 in 2008). This was primarily due to a decrease in general and administrative expense from $574,059 in the three-month period ended October 31, 2007, to $483,901 for the comparable period in 2008; an increase in research and development expense from $73,542 in 2007 to $416,252 in 2008, reflecting an increased level of research and development for vehicles; and a decrease in sales from $102,414 in the three-month period ended October 31, 2007, to $1,945 in 2008.  In the three months ended October 31, 2007, we incurred general and administrative costs of $358,664 with respect to discontinued operations. In 2008, we also incurred interest expense of $27,293 related to loans payable, as compared with $27,090 for the comparable period in 2007.

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

During the nine months ended October 31, 2008, we received net proceeds of $298,648 from the issuance of promissory notes for debt, and net proceeds of advances from related parties of $410,755.

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

As of October 31, 2008, the Company has borrowed $3,971,150 under the Wyndom Capital Loan Agreement.

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

As of October 31, 2008, the Company has borrowed $1,517,995 under the Crystal Capital Loan Agreement.

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

Other Matters

New Financial Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements.  SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income.  Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction.  In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosure in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company will adopt SFAS No. 160 on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it fully implements SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

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
Dated: December 15, 2008