Form 10-Q
period 2009-01-31
Hybrid Technologies Inc.
filed 2009-03-20
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009

☐     Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act   of 1934

For the transition period from ______________  to ______________

Commission File Number     000-33391

EV INNOVATIONS, INC.
(Exact name of Small Business Issuer as specified in its charter)

Nevada	88-0490890
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4894 Lone Mountain #168, Las Vegas NV	89130
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:  702-425-7376

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 20,178,660 as of March 4, 2009.

EV INNOVATIONS, INC.

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION	2

ITEM 1 - Financial Statements	2

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.	17

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4T- Controls and Procedures.	22

PART II. OTHER INFORMATION	22

ITEM 1 - Legal Proceedings

ITEM 6 - Exhibits

EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

PART I.       FINANCIAL INFORMATION

EV INNOVATIONS, INC.

I N D E X

Page No.

ITEM I - Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of January 31, 2009 and July 31, 2008 (Unudited)	2

Consolidated Statements of Operations for the Six and Three Months Ended January 31, 2009 and 2008 and from Inception (April 12, 2000) to January 31, 2009 (Unaudited)	3

Consolidated Statement of Stockholders Equity (Deficit) (Unaudited)	4

Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2009 and 2008 and from Inception (April 12, 2000) to January 31, 2009 (Unaudited)	5
Notes to Unaudited Consolidated Financial Statements	7-16

EV INNOVATIONS, INC.
A Development Stage Company

Consolidated Balance Sheets
(UNAUDITED)

	January 31,	July 31,
	2009	2008

ASSETS

Current assets:
Cash	$28,288	$101,095
Accounts receivable, net of allowance for doubtful accounts of $0	62,090	13,601
Inventories	287,068	287,310
Employee Advances	5,072	-
Other current assets	21,656	69,119
Total current assets	404,174	471,125

Property and equipment, net	2,076,611	2,014,580

Other long term assets:
Other assets	51,600	51,600
Deferred patent costs	21,042	19,903
Total other long term assets	72,642	71,503

	$2,553,427	$2,557,208

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Current portion of long-term debt	$31,572	$32,422
Accounts payable and accrued expenses	811,706	330,183
Customer deposits	374,393	149,160
Advances from related parties	684,566	38,000
Total current liabilities	1,902,237	549,765

Long-term debt - less current portion above	6,636,122	6,135,408

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $.001 par value, 35,714,285 authorized; outstanding 23,347,257 at January 31, 2009 and July 31, 2008, respectively	23,347	23,347
Additional paid-in-capital	47,790,509	47,790,509
Deficit accumulated during the development stage	(53,786,376)	(51,947,451)
Cumulative other comprehensive income (loss)	(12,412)	5,630
Total stockholders' deficiency	(5,984,932)	(4,127,965)

	$2,553,427	$2,557,208

SEE NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

EV INNOVATIONS, INC.
A Development Stage Company

Consolidated Statements of Operations
(UNAUDITED)

					INCEPTION
	SIX MONTHS ENDED		THREE MONTHS ENDED		(April 12,, 2000)
	January 31,		January 31,		THROUGH
	2009	2008	2009	2008	January 31, 2009

Sales	$223,001	$208,703	$221,056	$106,289	$2,192,055

Costs and expenses:
Cost of sales	290,541	292,300	290,541	106,506	2,824,104
General and administrative	788,996	1,447,783	305,095	873,724	43,248,657
Research and development	579,207	400,830	162,955	327,288	7,950,900
Loss from sale of other assets	-	-	-	-	(314,381)
	1,658,744	2,140,913	758,591	1,307,518	53,709,280

Loss from continuing operations	(1,435,743)	(1,932,210)	(537,535)	(1,201,229)	(51,517,225)

Other income (expense):
Interest expense	(448,391)	(45,085)	(421,098)	(18,005)	(1,420,942)
Interest income	2,293	-	(4,784)	-	2,293
Other income	42,916	24,965	23,501	24,831	989,304

Net loss from continuing operations	(1,838,925)	(1,952,330)	(939,916)	(1,194,403)	(51,946,570)

Provision for income tax	-	-	-	-	-

Net loss from continuing operations	(1,838,925)	(1,952,330)	(939,916)	(1,194,403)	(51,946,570)

Discontinued operations:
Loss from discontinued operations	-	(430,067)	-	(119,908)	(1,320,313)
Gain on disposal of discontinued operations	-	-	-	-	90,069
Net loss on discontinued operations	-	(430,067)	-	(119,908)	(1,230,244)

Loss from continued and discontinued operations	(1,838,925)	(2,382,397)	(939,916)	(1,314,311)	(53,176,814)

Minority interest share of loss of consolidated subsidiaries from discontinued operations	-	2,377	-	2,377	19,200

Net loss	(1,838,925)	(2,380,020)	(939,916)	(1,311,934)	(53,157,614)

Other comprehensive income (loss):
Foreign currency translation	1,511	-	(850)	-	7,141

Net comprehensive loss	$(1,837,414)	$(2,380,020)	$(940,766)	$(1,311,934)	$(53,150,473)

Net loss per share - basic and diluted - continuing operations	$(0.08)	$(0.29)	$(0.05)	$(0.15)

Weighted shares outstanding – basic and diluted - continuing operations	23,347,257	6,815,453	20,483,914	7,987,977

Net loss per share - basic and diluted - discontinued operations	$-	$(0.06)	$-	$(0.01)

Weighted shares outstanding – basic and diluted - discontinued operations	23,347,257	6,815,453	23,347,257	15,713,385

SEE NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

EV INNOVATIONS, INC.
A Development Stage Company

Consolidated Statement of Stockholder's Equity (Deficiency)

				Deficit
				Accumulated		Cumulative
			Additional	During the		Other
	Common stock		Paid-in	Development	Subscription	Comprehensive
	Shares	Amount	Capital	Stage	Receivable	Income (loss)	Total

Balance April 12, 2000	-	$-	$-	$-	$-	$-	$-

Stock issuances
Issuance of stock for cash	760,500	7,605	81,690	-	-	-	89,295
Net loss for the period	-	-	-	(7,773)	-	-	(7,773)

Balance January 31, 2001	760,500	7,605	81,690	(7,773)	-	-	81,522

Net loss for the year	-	-	-	(65,618)	-	-	(65,618)

Balance January 31, 2002	760,500	7,605	81,690	(73,391)	-	-	15,904

Stock issuances
Non-cash issuance of common stock	3,600,000	(3,244)	403,249	-	-	-	400,005
Value of rent donated by a related party	-	-	6,000	-	-	-	6,000
Net loss for the year	-	-	-	(825,493)	-	-	(825,493)

Balance January 31, 2003	4,360,500	4,361	490,939	(898,884)	-	-	(403,584)

Stock issuances
Non-cash issuance of stock	1,012,500	1,013	(1,013)	-	-	-	-
Employee stock based compensation	-	-	4,660,000	-	-	(4,660,000)	-
Exercise of options, split adjusted	707,400	707	588,793	-	-	-	589,500
Expenses paid with stock	2,250	2	8,748	-	-	-	8,750
Amortization of deferred stock compensation	-	-	-	-	-	4,394,000	4,394,000
Issuance of common stock for cash and note	42,533	42	199,958	-	(50,000)	-	150,000
Net loss for the year	-	-	-	(5,261,224)	-	-	(5,261,224)

Balance January 31, 2004	6,125,183	6,125	5,947,425	(6,160,108)	(50,000)	(266,000)	(522,558)

Stock issuances
Return of non-cash issuance	(1,012,500)	(1,013)	1,013	-	-	-	-
Stock redemption	(900,000)	(900)	900	-	-	-	-
Employee stock based compensation	-	-	7,071,467	-	-	-	7,071,467
Exercise of options	1,072,892	1,073	924,222	-	-	-	925,295
Stock re-issuance	900,000	900	(900)	-	-	-	-
Amortization of deferred stock compensation	-	-	-	-	-	266,000	266,000
Basis of assets acquired less then purchase price	-	-	(54,656)	-	-	-	(54,656)
Stock dividend	618,558	619	(619)	-	-	-	-
Collection of receivable	-	-	-	-	50,000	-	50,000
Net loss for the year	-	-	-	(12,586,255)	-	-	(12,586,255)

Balance January 31, 2005	6,804,133	6,804	13,888,852	(18,746,363)	-	-	(4,850,707)

Stock issuance
Exercise of options	9,500	10	60,790	-	-	-	60,800
Sale of stock for cash	4,000	4	19,996	-	-	-	20,000
Stock issued for related party advances	500,000	500	3,384,094	-	-	-	3,384,594
Stock dividend	365,882	366	(366)	-	-	-	-
Options issued for expenses	-	-	250,000	-	-	-	250,000
Net loss for the period	-	-	-	(2,918,739)	-	-	(2,918,739)

Balance July 31, 2005	7,683,515	7,684	17,603,366	(21,665,102)		-	(4,054,052)

Stock issuances
Value of stock options issued	-	-	7,577,255	-	-	-	7,577,255
Exercise of options	1,470,500	1,470	9,434,530	-	-	-	9,436,000
Stock issued for debt	12,732,500	12,733	2,987,266	-	-	-	2,999,999
Stock dividend	4,008,615	4,008	(4,008)	-	-	-	-
Net loss for the year	-	-	-	(13,126,909)	-	-	(13,126,909)

Balance July 31, 2006	25,895,130	25,895	37,598,409	(34,792,011)	-	-	2,832,293

Stock issuances
Value of stock options issued (valued at $1.05 per share)	-	-	2,103,600	-	-	-	2,103,600
Exercise of options (valued at $3.55 per share)	1,206,000	1,206	4,280,094	-	-	-	4,281,300
Value of stock issued for services (valued at $0.8387 per share)	3,100,000	3,100	2,596,900	-	-	-	2,600,000
Stock dividends	9,299,381	9,300	(9,300)	-	-	-	-
Net loss for the year	-	-	-	(10,619,757)	-	-	(10,619,757)

Foreign currency transactions	-	-	-	-	-	(7,860)	(7,860)

Balance July 31, 2007	39,500,511	39,501	46,569,703	(45,411,768)	-	(7,860)	1,189,576

Stock issuances
Value of stock options issued (valued at $1.8933 per share)	-		804,652				804,652
Common stock issued as collateral on loan pre-reverse stock split	10,000,000	10,000	(10,000)	-	-	-	-
Reverse stock split	(42,428,598)	(42,429)	42,429	-	-	-	-
Common stock issued as collateral on loan post-reverse stock split	16,071,427	16,071	(16,071)	-	-	-	-
Exercise of options post-reverse stock split (valued at $1.96 per share)	203,917	204	399,796	-	-	-	400,000
Net loss for the year	-	-	-	(6,535,683)	-	-	(6,535,683)

Foreign currency transactions	-	-	-	-	-	13,490	13,490

Balance July 31, 2008	23,347,257	23,347	47,790,509	(51,947,451)	-	5,630	(4,127,965)

Net (loss) for the period	-	-	-	(899,009)	-	-	(899,009)

Foreign currency transactions	-	-	-	-	-	(17,600)	(17,600)

Balance October 31, 2008	23,347,257	23,347	47,790,509	(52,846,460)	-	(11,970)	(5,044,574)

Net (loss) for the period	-	-	-	(939,916)	-	-	(939,916)

Foreign currency transactions	-	-	-	-	-	(442)	(442)

Balance January 31, 2009	23,347,257	$23,347	$47,790,509	$(53,786,376)	$-	$(12,412)	$(5,984,932)

SEE NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

EV INNOVATIONS, INC.
A Development Stage Company

Consolidated Statements of Cash Flows
(UNAUDITED)

			Inception
			(April 12,, 2000)
	SIX MONTHS ENDED		through
	January 31,		January 31,
	2009	2008	2009

Cash provided (used in) Operating Activities:
Net (loss)	$(1,838,925)	$(2,380,020)	$(53,786,376)
Adjustments to reconcile net (loss) to cash
Depreciation and amortization	43,176	58,659	863,142
Bad debt expense	-	9,678	186,582
Gain/loss of sale of other assets	-	-	315,169
Minority interest in income	-	(2,377)	-
Non cash stock-based compensation	-	-	24,550,293
(Increase) in accounts receivable	(48,489)	(22,485)	(248,672)
(Increase) in inventories	242	(34,229)	(287,068)
(Increase) in employee advances	(5,072)	-	(5,072)
decrease in prepaid expenses and other assets	47,463	57,275	(21,656)
Loss on sale of property and equipment	-	3,903	-
(Increase) in other assets	-	(19,686)	(50,000)
Increase (decrease) in accounts payable and accrued expenses	510,373	(78,239)	840,556
Increase in customer deposits	225,233	35,000	374,393
(Increase) decrease in deferred revenue	-	(2,990)	-
(Gain) on sale of subsidiary	-	-	(90,069)
Loss from discontinued operations	-	-	1,320,313
Cash used in operating activities	(1,065,999)	(2,375,511)	(26,038,465)

Cash provided by (used in) Investing Activities:
Increase in other assets	-	-	(1,452,353)
Proceeds from sale of other assets	-	-	1,136,372
Proceeds from sale of subsidiary	-	-	215,000
Purchase of property and equipment	(105,207)	(88,350)	(1,244,039)
Proceeds from sale of property and equipment	-	1,070	108,318
Investment in subsidiaries	-	-	(688,220)
Increase in deferred patent costs	(1,139)	-	(21,042)
Cash used in investing activities	(106,346)	(87,280)	(1,945,964)

Cash provided (used in) by Financing Activities:
Proceeds from the exercise of stock options	-	-	15,692,895
Collection of stock receivable	-	-	50,000
Proceeds from the issuance of debt	486,428	3,596,611	9,601,141
Advances from related parties	1,088,967	2,712,008	13,758,774
Payments of related party advances	(442,401)	(2,755,478)	(9,914,684)
Payments of debt	(15,414)	(1,048,784)	(1,422,297)
Proceeds from the issuance of common stock	-	-	259,300
Cash provided by financing activities	1,117,580	2,504,357	28,025,129

Effect of exchange rate changes on cash and cash equivalents	(18,042)	2,281	(12,412)

Net increase (decrease) in cash	(72,807)	43,847	28,288

Cash at beginning of period	101,095	3,775	-

Cash at end of period	$28,288	$47,622	$28,288

Supplemental information:
Cash paid during the year for:
Interest paid	$54,389	$45,006
Income taxes paid	$-	$-
Non - cash financing activities:
Fixed assets acquired by the issuance of debt	$-	$-	$1,300,000
Shares issued for related party advances	$-	$-	$3,000,000
Accrued expenses charged to long term debt	$28,850	$-	$28,850

SEE NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

EV INNOVATIONS, INC.
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

History and Nature of Business
EV Innovations, Inc. (formerly Hybrid Technologies, Inc.) was incorporated under the laws of the State of Nevada on April 12, 2000. EV Innovations, Inc.'s (the “Company”) original business was the exploration and development of mineral interests. The Company abandoned these interests in 2003.

The Company is currently pursuing the development and marketing of electric powered vehicles and products based on the advanced lithium battery technology it has developed. At January 31, 2009 the Company deems itself a development stage company as planned principal operations are minimal in its primary line of business.

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

Effective April 15, 2008, the Company entered into a license agreement with SPI providing for their license to SPI of their patent applications and technologies for rechargeable lithium ion batteries for electric vehicles and other applications (“licensed products”). Under the license agreement, the Company has the right to purchase their requirements of lithium ion batteries from SPI, and their requirements of lithium ion batteries shall be supplied by SPI in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of SPI. The Company’s cost for lithium ion batteries purchased from SPI shall be SPI’s actual manufacturing costs for such batteries for the fiscal quarter of SPI in which the Company’s purchase takes place.

SPI has agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the Licensed Products. To date, investments have been made in the amount of $35,608. If the SPI does not make the required investments, it will be in default under the license agreement; the Company would have the right to terminate the license agreement.

Basis of presentation
The Company’s financial statements for the six months ended January 31, 2009 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had $223,001 of revenue for the six months ending January 31, 2009, and as of January 31, 2009, there was a stockholders’ deficiency of approximately $6 million. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

The Company’s business is subject to most of the risks inherent in the establishment of a new business enterprise. The likelihood of the Company’s success must be considered in light of expenses, difficulties, delays and unanticipated challenges encountered in connection with the formation of a new business, raising operating and development capital, and the marketing of new products.  There is no assurance the Company will ultimately achieve a profitable level of operations.

EV INNOVATIONS, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

EV INNOVATIONS, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment
Property and equipment are recorded at cost less accumulated depreciation. Depreciation of property and equipment are accounted for by accelerated methods over the following estimated useful lives:

	Lives	Methods
Building improvements	39 years	Straight line
Furniture and fixtures	10 years	Accelerated
Software	3-5 years	Straight line
Computers	5 years	Straight line

Deferred patent costs
The Company capitalizes costs directly incurred in pursuing patent applications as deferred patent costs. When such applications result in an issued patent, the related costs are amortized over the remaining legal life of the patents, which is assumed to be 17 years, using the straight-line method. On a quarterly basis, the Company reviews the issued patents and pending patent applications and if the Company determines to abandon a patent application, or an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed. As of January 31, 2009 there were only pending patent applications.

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

Advertising
Advertising costs are expensed as incurred and are included in general and administrative expenses. Total advertising expenditures for the six months ended January 31, 2009 and 2008 and inception (August 12, 2000) to January 31, 2009 date amounted to approximately $179,000, $76,170 and $1,957,000, respectively. On January 15, 2009, Fenner, Gray and Associates were hired to assist with the preparation and submission of a multi-million dollar loan application being issued through the Department of Energy. The loan award is earmarked to create an additional 500 jobs and purchase a 400,000 square foot manufacturing and production facility. The facility will produce EVI’s original concept of all electric powered cars.

Research and development
The Company is currently a research and development (“R&D”) stage company and therefore the Board of Directors has not set a budget for R&D. However, all projects and purchases must be approved before being started or purchased.  As of January 31, 2009, there have been expenses put toward research and development. For the six months ending January 31, 2009, salaries amounted to approximately $518,000 in R&D, parts and supplies was approximately $41,000, shipping charges, battery management systems and other R&D were approximately $7,000, $11,000 and $2,000, respectively.

EV INNOVATIONS, INC.
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

Foreign currency translation
The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Cumulative Other Comprehensive Income. The translation gains or losses were not material for the six months ended January 31, 2009 and 2008.

Comprehensive loss
The Company reports comprehensive loss in accordance with the requirements of SFAS No. 130. For the years ended July 31, 2008 and 2007, the difference between net loss and comprehensive loss is foreign currency translation.

Loss per Share
Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period. All potentially dilutive securities, which include options and warrants convertible into 1,019,000 and 1,219,000 common shares at January 31, 2009 and 2008, respectively, have been excluded from the computations, as their effect is anti-dilutive.

Discontinued Operations
In April 2008, the Company completed the sale of SPI. The operations of SPI were accounted for as discontinued operations in the consolidated financial statements for the years presented herein.  The divestiture resulted in a loss of $0 and $430,067, respectively, for the six months ended January 31, 2009, and 2008, and $1,230,244 from inception (August 12, 2000) through January 31, 2009.

EV INNOVATIONS, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summarized combined statement of loss for discontinued operations is as follows:

	SIX MONTHS ENDED
	January 31,
	2009	2008
Net sales	$-	$430,322
Loss before income tax	-	(860,389)
Provision for income taxes	-	-
Loss from operations - net tax	-	(430,067)
Gain on sale of discontinued operations	-	-
Provision for income taxes	-	-
Loss from discontinued operations - net of tax	$-	$(430,067)

Reclassification
Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. These reclassifications have had no impact on the net. The reclassification consisted of other assets being reclassified as marketable securities. The Company reclassified certain continuing operations to discontinued operations for the six months ended January 31, 2008 in the Company’s Consolidated Statements of Operations.

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

EV INNOVATIONS, INC.
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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its financial statements.3

Note 2. Property and equipment

Property and equipment consist of:

	January 31,	July 31,
	2009	2008
Building and improvements	$1,272,352	$1,272,352
Furniture and fixtures	25,278	19,548
Office equipment	139,858	137,030
Machinery and equipment	107,445	19,026
Vehicles	60,979	60,979
Software costs	20,104	11,874
Land	700,000	700,000
	2,326,016	2,220,809
Less accumulated depreciation	(249,405)	(206,229)
	$2,076,611	$2,014,580

Depreciation expense for the six months ended January 31, 2009 and 2008 was $43,176 and $58,659, respectively.

Note 3. Inventories

Inventories consist of the following:

	January 31,	July 31,
	2009	2008
Raw materials	$131,002	$134,456
Work in progress	88,159	117,124
Finished goods	67,907	35,730
	$287,068	$287,310

Raw materials, work in progress and finished goods for the six months ended January 31, 2009, and year ended July 31, 2008, is related to the Company’s planned sales of electric powered vehicles.

Note 4. Advances from related parties and related party transactions

During the six months ended January 31, 2009 and 2008, the Company received and repaid additional advances from Del Mar Ventures Corp, a company owned by Aarif Jamani (a Company stockholder) of $0 in 2009, and $0 and $9,940, respectively in 2008. As of January 31, 2009 and 2008, the balance was $0 and $10,000, respectively.

EV INNOVATIONS, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company received and repaid additional advances from SSRI (owned by a Company stockholder) for the six months ended January 31, 2009 and 2008 in amounts of $1,037,967 and $442,401, respectively for 2009 and $2,672,813 and $2,733,088, respectively for 2008. As of January 31, 2009 the amount due to SSRI was $633,566. And as of January 31, 2008 the amount due from SSRI was $60,275, respectively.

The Company did not receive and repay any additional advances from Salim Rana (a Company Stockholder) for the six months ended January 31, 2009 and 2008. As of January 31, 2009 and 2008, the amount due to Salim Rana was $0 and $82,866, respectively.

The Company received and repaid additional advances from A & S Holding (owned by a previous Company president) for the six months ended January 31, 2009 and 2008 in amount of $0 for 2009 and $10,876 and $0, respectively for 2008.  As of January 31, 2009 and 2008, the amount due to the Company was $0.

The Company received and repaid additional advances from Greg Navone (Director of the Company) for the six months ended January 31, 2009 and 2008 in amount of $51,000 and $0, respectively for 2009 and $115,000 and $117,700, respectively for 2008. As of July 31, 2008 and 2007, the amount due to the Company was $51,000 and $2,300, respectively.

Due from related parties and advances from related parties are reported as current assets or liabilities. These advances are not subject to written agreements and have no specific repayment terms but are deemed due on demand and are not interest bearing notes except for the Greg Navone note.

Note 5. Long-term debt

Long-term debt consists of:

EV INNOVATIONS, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	January 31,	July 31,
	2009	2008
10.875% note payable to Bayview Loan Servicing, LLC, payable in monthly installments of approximately $11,388 including interest, collateralized by real property due in full on or before December 2022 (1)	970,266	984,204

10% note payable to Wyndom Capital Investments, Inc., payable in October 2010 collateralized by 10,000,000 shares of the Company's common stock (2)	4,000,000	3,971,150

10% note payable to Crystal Capital Ventures, payable in May 2011collateralized by 7,500,000 shares of the Company's common stock (3)	1,697,428	1,211,000

15.8% note payable to Allegiance Direct Bank, payable in monthly installments of approximately $525, due in full on October 2008 (4)	-	1,476
	6,667,694	6,167,830
Less current portion	(31,572)	(32,422)
	$6,636,122	$6,135,408

Principal maturities on continuing operations are as follows as of January 31, 2009:

2009	$31,572
2010	4,036,762
2011	1,738,394
2012	45,650
2013	50,870
Thereafter	764,446
$6,667,694

 (1) In November 2007, the Company refinanced a loan on a building. The Company paid the remainder of the loan to Richard Howard, with $50,000 in cash and $1,000,000 from the new loan proceeds. The new loan with Bayview Loan Servicing, LLC is $1,000,000. The loan has an initial interest rate at 10.875% per annum with a monthly payment of $11,388, including interest. The loan is due on December 1, 2022. After the first 24 months, the interest rate adjusts to Prime plus 4.875%. Interest rate changes are limited to 2% increase or decrease in any annual adjustments. Interest expense for the six months ended January 31, 2009 and 2008 for Bayview Loan Servicing, LLC is approximately $54,400 and $19,900, respectively, and $118,400 from inception (August 12, 2000) through January 31, 2009.

(2) In October 2007, the Company entered into a loan agreement with Wyndom Capital Investments, Inc. (“Wyndom”). The Company issued 10,000,000 pre-reverse stock split shares (computes to 1,428,573 post-reverse stock split shares) of outstanding stock as collateral for the above note and 8,571,427 post reverse stock split shares of outstanding stock as collateral to total 10,000,000 post reverse stock split shares. The agreement provides loans of up to $4,000,000 with interest payable monthly at a rate of 10% per annum and due in full in October of 2010. Loans under the agreement are secured by the Company’s shares of common stock at a rate of two and one half shares to each dollar of principal. As of January 31, 2009, the Company has borrowed $4,000,000 under the loan agreement. Interest expense for the six months ended January 31, 2009 and 2008 for Wyndom is approximately $306,000 and $25,000, and $461,000 from inception (August 12, 2000) through January 31, 2009. If Wyndom were to declare default and take possession of the collateral, the number of shares is sufficient to make Wyndom the controlling shareholder.

EV INNOVATIONS, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of January 31, 2009, the Company has borrowed $1,697,428 under the loan agreement. Interest expense for the six months ended January 31, 2009 and 2008 for Crystal Capital is approximately $88,000 and $0, respectively, and $88,000 from inception (August 12, 2000) through January 31, 2009.

(4) On January 31, 2008 the Company financed a workman’s compensation policy with Allegiance Direct Bank for the period January 31, 2008 to January 31, 2009 for $6,396.  The Company was required to make a down payment of approximately $1,966 in January 2008 and monthly payments including interest of 15.8%. Interest expense for the six months ended January 31, 2009 and 2008 Allegiance Direct Bank is approximately $0 and $195 from inception (August 12, 2000) through January 31, 2009.

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

The following is financial information relating to the Company’s business segments:

EV INNOVATIONS, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	SIX MONTHS ENDED Janaury 31,
	2009	2008
Revenues from external customers:
United States	$223,001	$208,703
Hong Kong	-	-
India	-	-
Total revenues from continuing operations	$223,001	$208,703

Loss from continuing operations:
United States	(1,392,058)	(1,931,960)
Hong Kong	(1)	(250)
India	(43,684)	-
Total loss from continuing operations	$(1,435,743)	$(1,932,210)

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

Note 9. Subsequent Events

On February 1, 2009, the Company entered into a six month space lease agreement with SkinzWraps of Dallas, Texas. The agreement is good thru July 31, 2009 and rent shall be paid to the Company of $700 per month or graphics work in the equivalent.

On June 28, 2006, the Company executed two $50,000 notes, one bearing interest at 6% and the other non-interest bearing note, to a contractor, as compensation for monies paid by the Company to the contractor for the contractor to file for a patent, and $50,000 for inventory that was either missing or damaged. The patent that the contractor received with the money of EVI was assigned to EVI as collateral until both notes and interest were paid in full. On August 19, 2008, the non-interest bearing note in the amount of $50,000 was repaid. On February 19, 2009, the interest bearing note in the amount of $50,000, plus interest of $8,319, was repaid and the patent that was being held as collateral was returned. The interest bearing note is included in other current assets on the Company's balance sheet at January 31, 2009.

On January 15, 2009, the Company’s shareholders approved a 1:3 reverse stock split for the outstanding shares but it did not take effect until February 19, 2009. Common stock, authorized shares was 35,714,285 and was increased to 50,000,000 on February 19, 2009. On February 20, 2009, the Company issued Wyndom Capital Investments, Inc. an additional 6,666,665 shares so they hold 10,000,000 post reverse stock split shares as collateral for a loan of up to $4,000,000 as discussed in Note 5. Crystal Capital Ventures Inc. was issued 4,999,999 shares so they hold 7,500,000 post reverse stock split shares as of February 20, 2009, as collateral for a loan of up to $3,000,000 as discussed in Note 5.

February 24, 2009, under the 2006 stock option plan the remainder of the shares were granted and exercised, this closed that plan. The Company has registered the 2009 stock option plan with the SEC for 3,000,000 shares, and of those 900,000 shares have been granted at par value $0.001 per share and a purchase share price of $0.90 per share.

EV INNOVATIONS, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EVI has applied to NC DMV for a manufacturing license. This application required a surety bond of $50,000 for three years which the Company acquired from Kaercher Campbell & Associates. EVI was licensed as a motor vehicle dealer to engage in the business of selling motor vehicles on March 9, 2009, until March 31, 2010, by the State of North Carolina DMV.

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

RESULTS OF OPERATION

During the period since inception on April 12, 2000 to January 31, 2009, we have incurred net losses aggregating $53,157,624. At January 31, 2009, we had liabilities of $8,538,359 and a working capital deficiency of $1,498,063. As of January 31, 2009, we had $28,288 cash on hand.

SIX MONTHS ENDED JANUARY 31, 2009 and 2008

We had sales of $223,001 and incurred a net loss of $1,838,925 for the six months ended January 31, 2009, which included general and administrative costs of $788,996 and research and development expense of $579,207.

Our net loss for the six-month period ended January 31, 2009 decreased from the comparative period in fiscal 2008 (from $2,380,020 in 2008 to $1,838,925 in 2009). This was primarily due to a decrease in general and administrative expense from $1,447,783 in the six-month period ended January 31, 2008, to $788,996 for the comparable period in 2009, an increase in research and development expense from $400,830 in 2008 to $579,207 in 2009; and an increase in sales from $208,703 in the six-month period ended January 31, 2008, to $223,001 in 2009. In 2009, we also incurred interest expense of $448,391 related to loans payable, as compared with $45,085 for the comparable period in 2008.

THREE MONTHS ENDED JANUARY 31, 2009 and 2008

We had sales of $221,056 and incurred a net loss of $939,916 for the three months ended January 31, 2009, which included general and administrative costs of $305,095 and research and development expense of $162,955.

Our net loss for the three-month period ended January 31, 2009 decreased from the comparative period in fiscal 2008 (from $1,314,311 in 2008 to $939,916 in 2009). This was primarily due to a decrease in general and administrative expense from $873,724 in the three-month period ended January 31, 2008, to $305,095 for the comparable period in 2009, a decrease in research and development expense from $327,288 in 2008 to $162,955 in 2009; and an increase in sales from $106,289 in the three-month period ended January 31, 2008, to $221,056 in 2009. In 2009, we also incurred interest expense of $421,098 related to loans payable, as compared with $18,005 for the comparable period in 2008.

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

On March 9, 2009 the State of North Carolina issued a manufacturing license to the Company, and we now are manufacturing our own original design vehicles with VIN’s, while we continue to convert other vehicles.

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

During the nine months ended January 31, 2009, we received net proceeds of $471,014 from the issuance of promissory notes for debt, and net proceeds of advances from related parties of $646,566.

Wyndom Capital Loan Agreement

On October 29, 2007, we entered into a Loan Agreement with Wyndom Capital Investments, Inc. (referred to in this paragraph as the “Lender”). The Loan Agreement provides for loans to the Company of up to $4,000,000, with a minimum initial loan of $500,000 the disbursement of which to us took place in late October, 2007. The notes evidencing the installments of the loans bear interest payable monthly in arrears at the rate of 10% per annum, and mature and are due and payable three years from the date of issuance. The loans under the Loan Agreement are secured by shares of our common stock held by the Lender. We are required to issue shares as collateral at the rate of two and one half shares of our common stock for each dollar principal amount of the loan advanced to us. If there is a trading halt in our common stock or we file for bankruptcy or reorganization, the Lender has full recourse against the Company to collect the unpaid amounts owing under the Loan Agreement and notes issued pursuant thereto, including a first priority lien on all of our assets. In the event of the occurrence of another type of default, which we do not cure in a timely fashion, the Lender, as its sole recourse, is entitled to take possession for its sole benefit of the shares of common stock designated as collateral for the principal amount of the Loan that is in default. After the Lender has disbursed the first $1,000,000 principal amount of the Loan to us, the Lender is entitled to receive a certificate for the balance of the 7,500,000 shares of common stock representing the collateral for the $3,000,000 balance of the funds that may be disbursed under the Loan Agreement. To the extent the $3,000,000 balance of funds are not delivered, we are entitled to cancel such certificate, with the Lender retaining the appropriate number of shares as collateral for advances in excess of $1,000,000. Following disbursement of the first $1,000,000 of funds pursuant to the Loan Agreement, on November 19, 2007, we issued 10,000,000 shares of common stock as collateral to the Lender. Following the one-for-seven reverse split effective in January 2008, we issued 8,571,427 shares of common stock to Wyndom to bring the number of their collateral shares back up to 10,000,000, as required by the Wyndom Loan Agreement. Following the 0ne-for-three stock split effective February 19, 2009, 6,666,665 shares of common stock were issued to Wyndom to bring their collateral shares back up to 10,000,000 as required by the Wyndom Loan Agreement.

As of January 31, 2009, the Company has borrowed approximately $4,000,000 under the Wyndom Capital Loan Agreement.

Crystal Capital Ventures Loan Agreement

On May 5, 2008, we entered into a Loan Agreement with Crystal Capital Ventures Inc. (referred to in this paragraph as the “Lender”). The Loan Agreement provides for loans to the Company of up to $3,000,000, with a minimum initial loan of $500,000 the disbursement of which to us took place on May 19, 2008. The notes evidencing the installments of the loans bear interest payable monthly in arrears at the rate of 10% per annum, and mature and are due and payable three years from the date of issuance. The loans under the Loan Agreement are secured by shares of our common stock held by the Lender. We are required to issue shares as collateral at the rate of two and one half shares of our common stock for each dollar principal amount of the loan advanced to us. If there is a trading halt in our common stock or we file for bankruptcy or reorganization, the Lender has full recourse against the Company to collect the unpaid amounts owing under the Loan Agreement and notes issued pursuant thereto, including a priority lien on all of our assets. In the event of the occurrence of another type of default, which we do not cure in a timely fashion, the Lender, as its sole recourse, is entitled to take possession for its sole benefit of the shares of common stock designated as collateral for the principal amount of the Loan that is in default. After the Lender has disbursed the first $1,000,000 principal amount of the Loan to us, the Lender is entitled to receive a certificate for the balance of the 5,000,000 shares of common stock representing the collateral for the $2,000,000 balance of the funds that may be disbursed under the Loan Agreement. To the extent the $2,000,000 balance of funds are not delivered, we are entitled to cancel such certificate, with the Lender retaining the appropriate number of shares as collateral for advances in excess of $1,000,000. Following disbursement of the first $1,000,000 of funds pursuant to the Loan Agreement, on May 27, 2008, we issued 7,500,000 shares of common stock as collateral to the Lender. Following the one-for-three reverse stock split effective February 19, 2009, 4,999,999 shares of common stock were issued to Crystal to bring their collateral shares back up to 7,500,000 as required by the Crystal Capital Loan Agreement.

As of January 31, 2009, the Company has borrowed $1,697,439 under the Crystal Capital Loan Agreement.

Our current operating funds are less than necessary for commercialization of our planned products, and therefore we will need to obtain additional financing in order to complete our business plan. We anticipate that up to $5,000,000 of additional working capital will be required over the next 12 months for market introduction of these products through joint venture partners or otherwise. We do not have sufficient cash on hand to meet these anticipated obligations.

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

PART II- OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The Company held an Annual Meeting of Stockholders on January 15, 2009, in Calgary, Alberta, Canada.

(b)           The following persons were elected directors of the Company at the Annual Meeting, to serve and hold office until the next annual meeting of stockholders and until their successors are elected and qualify: Holly A. Roseberry, Brian Newman and Gregory Navone.

(c)           At the Annual Meeting, a total of 18,100,000 shares were present in person or by proxy out of 23,347,257 shares outstanding. The following is the result of stockholder voting on the proposals before the meeting:

Proposal	Votes in Favor	Votes Against	Abstentions/ Broker Nonvotes

Election of Holly Roseberry as a Director	18,100,000	—	—

Election of Brian Newman as a Director	18,100,000	—	—

Election of Gregory Navone as a Director	18,100,000	—	—

At the stockholders meeting, by a vote of an aggregate of 1,800,000 shares of common stock, the stockholders, upon motion at the meeting by a major stockholder of the Company the stockholders of the Company approved (1) a one-for-three reverse split of the Company’s outstanding common stock; (2) a concurrent increase in our authorized common stock from 35,714,285 shares to 50,000,000; and (3) a change in the name of the Company from Hybrid Technologies, Inc. to EV Innovations, Inc.

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

EV Innovations, Inc.

/s/Holly Roseberry
Holly Roseberry
President and Director
(Chief Executive Officer and
Principal Financial Officer)
Dated: March 20, 2009