Form 10-K/A
period 2008-07-31
Hybrid Technologies Inc.
filed 2009-04-16
CIK 1141263

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended July 31, 2008

☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from

COMMISSION FILE NUMBER:   000-33391

EV Innovations, INC.

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

Number of shares of Common Stock outstanding as of October 15, 2008: 23,347,257.

Documents incorporated by reference: None

EXPLANATORY NOTE

AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY’S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT NO. 1 TO OUR FORM 10-K FOR THE YEAR ENDED JULY 31, 2008 (THE “2008 FORM 10-K”)  THIS AMENDMENT NO. 1 AMENDS THE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM THAT AUDITED THE FINANCIAL STATEMENTS OF THE COMPANY AS OF JULY 31, 2008.  IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE 2008 FORM 10-K AS OF NOVEMBER 12, 2008, THE DATE ON WHICH THE 2008 10-K WAS FILED, NO ATTEMPT EXCEPT AS DESCRIBED ABOVE HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO MODIFY OR UPDATE DISCLOSURES, INCLUDING REFERENCE TO THE FACT THAT THE COMPANY SUBSEQUENT TO FILING OF THE 2008 10-K CHANGED ITS NAME TO EV INNOVATIONS, INC., EXCEPT THAT THE COMPANY’S NEW NAME IS USED ON THE COVER AND SIGNATURE PAGES TO THIS REPORT AND IN THE EXHIBIT 31 AND 32 CERTIFICATIONS, AND THE OFFICERS AND DIRECTORS OF THE COMPANY AT THIS TIME ARE SIGNING THIS AMENDMENT NO. 1.

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

CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2007 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Hybrid Technologies, Inc.
4894 Lone Mountain Rd., #168
Las Vegas, NV 89110

We have audited the consolidated balance sheet of Hybrid Technologies, Inc. and Subsidiaries, a development stage company (collectively, the “Company”), as of July 31, 2008, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Hybrid Technologies, Inc. as of July 31, 2007, were audited by other auditors whose report, dated November 7, 2007, expressed an unqualified opinion on those statements.

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

/s/ Wiener, Goodman & Company, P.C.
Eatontown, NJ
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

Date: April 16, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Holly Roseberry
Holly Roseberry
President and C.E.O.
(President, Chief Executive Officer
Principal Financial Officer and Director)
Date: April 16, 2008

By:	/s/ Brian Newman
Brian Newman
(Director)
Date: April 16, 2008

By:	/s/ Gregory Navone
Gregory Navone
(Director)
Date: April 16, 2008

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.