Form 10-Q
period 2009-04-30
EV Innovations, Inc.
filed 2009-06-18
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2009

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

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 20,468,591 as of June 11, 2009.

EV INNOVATIONS, INC.

INDEX
Page No.

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

ITEM I - Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of April 30, 2009 and July 31, 2008 (Unaudited)	4

Consolidated Statements of Operations for the Nine and Three Months Ended April 30, 2009 and 2008 (Unaudited)	5

Consolidated Statement of Stockholders Deficiency (Unaudited)	6

Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2009 and 2008 (Unaudited)	7

Notes to Unaudited Consolidated Financial Statements	8

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.	21

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	26

ITEM 4T– Controls and Procedures.	27

PART II. OTHER INFORMATION

ITEM 6 - Exhibits	27

EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year  ended July 31, 2008.

The results of operations for the nine months ended April 30, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

EV INNOVATIONS, INC.
A Development Stage Company

Consolidated Balance Sheets
(UNAUDITED)

	April 30,	July 31,
	2009	2008
ASSETS

Current assets:
Cash	$6,196	$101,095
Accounts receivable, net of allowance for doubtful accounts of $0	48,310	13,601
Inventories	299,413	287,310
Employee advances	2,114	-
Other current assets	9,102	69,119
Total current assets	365,135	471,125

Property and equipment, net	2,065,316	2,014,580

Other long term assets:
Other assets	1,600	51,600
Deferred patent costs	21,042	19,903
Total other long term assets	22,642	71,503

	$2,453,093	$2,557,208

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Current portion of long-term debt	$32,538	$32,422
Accounts payable and accrued expenses	707,951	330,183
Customer deposits	470,892	149,160
Advances from related parties	163,948	38,000
Total current liabilities	1,375,329	549,765

Long-term debt - less current portion above	7,261,292	6,135,408

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $.001 par value, 50,000,000 authorized; outstanding 20,468,591 at April 30, 2009 and 7,782,419 at July 31, 2008, respectively	20,469	7,781
Additional paid-in-capital	50,453,637	47,806,075
Deficit accumulated during the development stage	(56,645,095)	(51,947,451)
Cumulative other comprehensive income (loss)	(12,539)	5,630
Total stockholders' deficiency	(6,183,528)	(4,127,965)

	$2,453,093	$2,557,208

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EV INNOVATIONS, INC.
A Development Stage Company

Consolidated Statements of Operations
(UNAUDITED)

					INCEPTION
	NINE MONTHS ENDED		THREE MONTHS ENDED		(April 12, 2000)
	April 30,		April 30,		THROUGH
	2009	2008	2009	2008	April 30, 2009

Sales	$243,141	$208,703	$22,085	$-	$2,212,195

Costs and expenses:
Cost of sales	403,322	262,035	112,781	-	2,936,885
General and administrative	3,140,944	3,016,426	2,835,849	1,730,006	45,600,605
Research and development	820,667	1,058,180	657,712	657,350	8,192,360
Loss from sale of other assets	-	1,985	-	1,918	314,381
	4,364,933	4,338,626	3,606,342	2,389,274	57,044,231

Loss from continuing operations	(4,121,792)	(4,129,923)	(3,584,257)	(2,389,274)	(54,832,036)

Other income (expense):
Interest expense	(634,747)	(142,349)	(213,649)	(97,264)	(1,607,298)
Interest income	2,293	-	7,077	-	2,293
Other income	60,166	413	36,665	(14,408)	1,006,554
Gain from sale of subsidiaries	-	162,129	-	162,129	-
Bad debt	(3,564)	-	(3,564)	-	(3,564)

Net loss from continuing operations	(4,697,644)	(4,109,730)	(3,757,728)	(2,338,817)	(55,434,051)

Provision for income tax	-	-	-	-	-

Net loss from continuing operations	(4,697,644)	(4,109,730)	(3,757,728)	(2,338,817)	(55,434,051)

Discontinued operations:
Loss from discontinued operations	-	(542,534)	-	61,144	(1,320,313)
Gain on disposal of discontinued operations	-	-	-	-	90,069
Net loss on discontinued operations	-	(542,534)	-	61,144	(1,230,244)

Loss from continued and discontinued operations	(4,697,644)	(4,652,264)	(3,757,728)	(2,277,673)	(56,664,295)

Minority interest share of loss of consolidated subsidiaries from discontinued operations	-	2,377	-	-	19,200

Net loss	(4,697,644)	(4,649,887)	(3,757,728)	(2,277,673)	(56,645,095)

Other comprehensive income (loss):
Foreign currency translation	2,473	5,579	3,323	7,270	8,103

Net comprehensive loss	$(4,695,171)	$(4,644,308)	$(3,754,405)	$(2,270,403)	$(56,636,992)

Net loss per share - basic and diluted - continuing operations	$(0.43)	$(0.79)	$(0.22)	$(0.45)

Weighted shares outstanding - basic and diluted - continuing operations	10,912,562	5,222,390	17,383,302	5,238,069

Net gain (loss) per share - basic and diluted - discontinued operations	$-	$(0.10)	$-	$0.01

Weighted shares outstanding - basic and diluted - discontinued operations	10,912,562	5,222,390	17,383,302	5,238,069

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EV INNOVATIONS, INC.
A Development Stage Company

Consolidated Statement of Stockholder's Equity (Deficiency)
(UNAUDITED)

				Deficit
				Deficit
				Accumulated		Cumulative
			Additional	During the		Other
	Common stock		Paid-in	Development	Subscription	Comprehensive
	Shares	Amount	Capital	Stage	Receivable	Income (loss)	Total

Balance April 12, 2000	-	$-	$-	$-	$-	$-	$-

Stock issuances
Issuance of stock for cash	36,214	362	88,933	-	-	-	89,295
Net loss for the period	-	-	-	(7,773)	-	-	(7,773)

Balance January 31, 2001	36,214	362	88,933	(7,773)	-	-	81,522

Net loss for the year	-	-	-	(65,618)	-	-	(65,618)

Balance January 31, 2002	36,214	362	88,933	(73,391)	-	-	15,904

Stock issuances
Non-cash issuance of common stock	171,429	(154)	400,159	-	-	-	400,005
Value of rent donated by a related party	-	-	6,000	-	-	-	6,000
Net loss for the year	-	-	-	(825,493)	-	-	(825,493)

Balance January 31, 2003	207,643	208	495,092	(898,884)	-	-	(403,584)

Stock issuances
Non-cash issuance of stock	48,214	48	(48)	-	-	-	-
Employee stock based compensation	-	-	4,660,000	-	-	(4,660,000)	-
Exercise of options, split adjusted	33,686	34	589,466	-	-	-	589,500
Expenses paid with stock	107	-	8,750	-	-	-	8,750
Amortization of deferred stock compensation	-	-	-	-	-	4,394,000	4,394,000
Issuance of common stock for cash and note	2,025	2	199,998	-	(50,000)	-	150,000
Net loss for the year	-	-	-	(5,261,224)	-	-	(5,261,224)

Balance January 31, 2004	291,675	292	5,953,258	(6,160,108)	(50,000)	(266,000)	(522,558)

Stock issuances
Return of non-cash issuance	(48,214)	(48)	48	-	-	-	-
Stock redemption	(42,857)	(43)	43	-	-	-	-
Employee stock based compensation	-	-	7,071,467	-	-	-	7,071,467
Exercise of options	51,090	51	925,244	-	-	-	925,295
Stock re-issuance	42,857	43	(43)	-	-	-	-
Amortization of deferred stock compensation	-	-	-	-	-	266,000	266,000
Basis of assets acquired less then purchase price	-	-	(54,656)	-	-	-	(54,656)
Stock dividend	29,455	29	(29)	-	-	-	-
Collection of receivable	-	-	-	-	50,000	-	50,000
Net loss for the year	-	-	-	(12,586,255)	-	-	(12,586,255)

Balance January 31, 2005	324,006	324	13,895,332	(18,746,363)	-	-	(4,850,707)

Stock issuance
Exercise of options	452	-	60,800	-	-	-	60,800
Sale of stock for cash	190	-	20,000	-	-	-	20,000
Stock issued for related party advances	23,810	24	3,384,570	-	-	-	3,384,594
Stock dividend	17,423	17	(17)	-	-	-	-
Options issued for expenses	-	-	250,000	-	-	-	250,000
Net loss for the period	-	-	-	(2,918,739)	-	-	(2,918,739)

Balance July 31, 2005	365,882	365	17,610,685	(21,665,102)		-	(4,054,052)

Stock issuances
Value of stock options issued	-	-	7,577,255	-	-	-	7,577,255
Exercise of options	70,024	70	9,435,930	-	-	-	9,436,000
Stock issued for debt	606,310	606	2,999,393	-	-	-	2,999,999
Stock dividend	190,886	191	(191)	-	-	-	-
Net loss for the year	-	-	-	(13,126,909)	-	-	(13,126,909)

Balance July 31, 2006	1,233,101	1,232	37,623,072	(34,792,011)	-	-	2,832,293

Stock issuances
Value of stock options issued (valued at $1.05 per share)	-	-	2,103,600	-	-	-	2,103,600
Exercise of options (valued at $3.55 per share)	57,429	57	4,281,243	-	-	-	4,281,300
Stock issued for debt	-	-	-	-		-	-
Stock dividends	442,828	443	(443)	-	-	-	-
Net loss for the year	-	-	-	(10,619,757)	-	-	(10,619,757)

Foreign currency transactions	-	-	-	-	-	(7,860)	(7,860)

Balance July 31, 2007	1,880,977	1,880	46,607,324	(45,411,768)	-	(7,860)	1,189,576

Stock issuances
Value of stock options issued (valued at $1.8933 per share)	-		804,652				804,652
Common stock issued as collateral on loan	476,190	476	(476)	-	-	-	-
Reverse stock split adjustment	138	-	-	-	-	-	-
Common stock issued as collateral on loan	5,357,142	5,357	(5,357)	-	-	-	-
Exercise of options (valued at $1.96 per share)	67,972	68	399,932	-	-	-	400,000
Net loss for the year	-	-	-	(6,535,683)	-	-	(6,535,683)

Foreign currency transactions	-	-	-	-	-	13,490	13,490

Balance July 31, 2008	7,782,419	7,781	47,806,075	(51,947,451)	-	5,630	(4,127,965)

Stock issuances
Value of stock options issued (valued at $0.90 per share)		-	1,746,900	-	-	-	1,746,900
Exercise of options (valued at $0.90 per share)	1,167	1	(1)	-	-	-	-
Reverse stock split adjustment	327	2	(2)	-	-	-	-
Common stock issued as collateral on loan	11,666,664	11,667	(11,667)	-	-	-	-
Exercise of options (valued at $0.90 per share)	1,018,014	1,018	912,332	-	-	-	913,350
Net (loss) for the period	-	-	-	(4,697,644)	-	-	(4,697,644)

Foreign currency transactions	-	-	-	-	-	(18,169)	(18,169)

Balance April 30, 2009	20,468,591	$20,469	$50,453,637	$(56,645,095)	$-	$(12,539)	$(6,183,528)

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EV INNOVATIONS, INC.
A Development Stage Company

Consolidated Statements of Cash Flows
(UNAUDITED)

			Inception
			(April 12, 2000)
	NINE MONTHS ENDED		through
	April 30,		April 30,
	2009	2008	2009

Cash provided (used in) Operating Activities:
Net (loss)	$(4,697,644)	$(4,649,887)	$(56,645,095)
Adjustments to reconcile net (loss) to cash
Depreciation and amortization	69,534	90,674	889,500
Bad debt expense	-	9,678	186,582
Gain/loss of sale of other assets	-	-	315,169
Minority interest in income	-	(2,377)	-
Non cash stock-based compensation	1,746,900	804,652	26,297,193
(Increase) in accounts receivable	(34,709)	(82,699)	(234,892)
(Increase) in inventories	(12,103)	220,845	(299,413)
(Increase) in employee advances	(2,114)	-	(2,114)
(Increase) decrease in prepaid expenses and other assets	60,017	60,223	(9,102)
Loss on sale of property and equipment	-	(1,918)	-
Decrease in other assets	50,000	(5,061)	-
Increase (decrease) in accounts payable and accrued expenses	916,087	(154,630)	1,246,270
Increase in customer deposits	321,732	65,800	470,892
(Increase) decrease in deferred revenue	-	(2,990)	-
(Gain) on sale of subsidiary	-	(162,129)	(90,069)
Loss from discontinued operations	-	-	1,320,313
Cash used in operating activities	(1,582,300)	(3,809,819)	(26,554,766)

Cash provided by (used in) Investing Activities:
Increase in other assets	-	41,224	(1,452,353)
Proceeds from sale of other assets	-	-	1,136,372
Proceeds from sale of subsidiary	-	215,000	215,000
Purchase of property and equipment	(120,270)	(20,469)	(1,259,102)
Proceeds from sale of property and equipment	-	29,005	108,318
Investment in subsidiaries	-	(52,871)	(688,220)
Increase in deferred patent costs	(1,139)	(21,987)	(21,042)
Cash (used in) provided by investing activities	(121,409)	189,902	(1,961,027)

Cash provided (used in) by Financing Activities:
Proceeds from the exercise of stock options	-	400,000	15,692,895
Collection of stock receivable	-	-	50,000
Proceeds from the issuance of debt	610,951	4,421,662	9,725,664
Advances from related parties	1,722,304	3,539,995	14,392,111
Payments of related party advances	(683,006)	(3,666,162)	(10,155,289)
Payments of debt	(23,270)	(1,071,601)	(1,430,153)
Proceeds from the issuance of common stock	-	-	259,300
Cash provided by financing activities	1,626,979	3,623,894	28,534,528

Effect of exchange rate changes on cash and cash equivalents	(18,169)	7,860	(12,539)

Net increase (decrease) in cash	(94,899)	11,837	6,196

Cash at beginning of period	101,095	3,775	-

Cash at end of period	$6,196	$15,612	$6,196

Supplemental information:
Cash paid during the year for:
Interest paid	$54,389	$45,006
Income taxes paid	$-	$-
Non - cash financing activities:
Fixed assets acquired by the issuance of debt	$-	$-	$1,300,000
Shares issued for related party advances	$-	$-	$3,000,000
Accrued expenses charged to long term debt	$28,850	$-	$28,850

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is currently pursuing the development and marketing of electric powered vehicles and products based on the advanced lithium battery technology it has developed. At April 30, 2009 the Company deems itself a development stage company as planned principal operations are minimal in its primary line of business.

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

SPI has agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the Licensed Products. To date, investments have been made in the amount of $180,734. If the SPI does not make the required investments, it will be in default under the license agreement; the Company would have the right to terminate the license agreement.

EV INNOVATIONS, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Basis of presentation
The Company’s financial statements for the nine months ended April 30, 2009 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had $243,141 of revenue for the nine months ending April 30, 2009, and as of April 30, 2009, there was a stockholders’ deficiency of approximately $6.2 million. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Deferred patent costs
The Company capitalizes costs directly incurred in pursuing patent applications as deferred patent costs. When such applications result in an issued patent, the related costs are amortized over the remaining legal life of the patents, which is assumed to be 17 years, using the straight-line method. On a quarterly basis, the Company reviews the issued patents and pending patent applications and if the Company determines to abandon a patent application, or an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed. As of April 30, 2009 there were only pending patent applications.

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

Advertising
Advertising costs are expensed as incurred and are included in general and administrative expenses. Total advertising expenditures for the nine months ended April 30, 2009 and 2008 and inception (August 12, 2000) to April 30, 2009 date amounted to approximately $397,000, $204,200 and $2,354,000, respectively.

Research and development
The Company is currently a research and development (“R&D”) stage company and therefore the Board of Directors has not set a budget for R&D. However, all projects and purchases must be approved before being started or purchased. As of April 30, 2009, there have been expenses put toward research and development. For the nine months ending April 30, 2009, salaries amounted to approximately $689,000 in R&D, parts and supplies was approximately $30,000, shipping charges, battery management systems and other R&D were approximately $7,000, $12,000 and $2,000, respectively.

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

EV INNOVATIONS, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency translation
The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Cumulative Other Comprehensive Income. The translation gains or losses for the nine months ended April 30, 2009 and year ended July 31, 2008 were approximately $18,000 loss and $13,000 gain, respectively.

Comprehensive loss
The Company reports comprehensive loss in accordance with the requirements of SFAS No. 130. For the nine months ended April 30, 2009 and 2008, the difference between net loss and comprehensive loss is foreign currency translation.

Loss per Share
Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period. All potentially dilutive securities, which include options and warrants convertible into 1,028,000 and 1,206,000 common shares at April 30, 2009 and 2008, respectively, have been excluded from the computations, as their effect is anti-dilutive.

Discontinued Operations
In April 2008, the Company completed the sale of SPI. The operations of SPI were accounted for as discontinued operations in the consolidated financial statements for the years presented herein.  The divestiture resulted in a loss of $0 and $542,534, respectively, for the nine months ended April 30, 2009, and 2008, and $1,320,313 from inception (August 12, 2000) through April 30, 2009.

Summarized combined statement of loss for discontinued operations is as follows:

	NINE MONTHS ENDED
	April 30,
	2009	2008
Net sales	$-	$600,303
Loss before income tax	-	(1,142,837)
Provision for income taxes	-	-
Loss from operations - net tax	-	(542,534)
Gain on sale of discontinued operations	-	-
Provision for income taxes	-	-
Loss from discontinued operations - net of tax	$-	$(542,534)

Reclassification
Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. These reclassifications have had no impact on the net. The reclassification consisted of other assets being reclassified as marketable securities. The Company reclassified certain continuing operations to discontinued operations for the nine months ended April 30, 2008 in the Company’s Consolidated Statements of Operations.

EV INNOVATIONS, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recently issued accounting pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements.  SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income.  Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction.  In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosure in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company will adopt SFAS No. 160 on August 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities. The Company will adopt SFAS No. 157 on August 1, 2009, as required, and does not believe the adoption will have a material impact on its financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  The Company will adapt SFAS No. 162 on August 1, 2009 and does not believe the adoption will have a material impact on its financial statements.

EV INNOVATIONS, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Property and equipment

Property and equipment consist of:

	April 30,	July 31,
	2009	2008
Building and improvements	$1,272,352	$1,272,352
Furniture and fixtures	26,192	19,548
Office equipment	140,539	137,030
Machinery and equipment	113,771	19,026
Vehicles	60,979	60,979
Software costs	27,038	11,874
Land	700,000	700,000
	2,340,871	2,220,809
Less accumulated depreciation	(275,555)	(206,229)
	$2,065,316	$2,014,580

Depreciation expense for the nine months ended April 30, 2009 and 2008 was $69,534 and $90,674, respectively.

Note 3. Inventories

Inventories consist of the following:

	April 30,	July 31,
	2009	2008
Raw materials	$17,288	$134,456
Work in progress	214,218	117,124
Finished goods	67,907	35,730
	$299,413	$287,310

Raw materials, work in progress and finished goods as of April 30, 2009, and July 31, 2008, is related to the Company’s planned sales of electric powered vehicles.

Note 4. Other Assets

On June 28, 2006, the Company executed two $50,000 notes, one bearing interest at 6% and the other non-interest bearing note, to a contractor, as compensation for monies paid by the Company to the contractor for the contractor to file for a patent, and $50,000 for inventory that was either missing or damaged. The patent that the contractor received with the money of EVI was assigned to EVI as collateral until both notes and interest were paid in full. On August 19, 2008, the non-interest bearing note in the amount of $50,000 was repaid. On February 19, 2009, the interest bearing note in the amount of $50,000, plus interest of $8,319, was repaid and the patent that was being held as collateral was returned. The interest bearing note is included in other current assets on the Company's balance sheet at April 30, 2009 and July 31, 2008.

EV INNOVATIONS, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Advances from related parties and related party transactions

During the nine months ended April 30, 2009 and 2008, the Company received and repaid additional advances from Del Mar Ventures Corp, a company owned by Aarif Jamani (a Company stockholder) of $0 in 2009, and $9,940 and $10,000, respectively as of July 31, 2008. As of April 30, 2009 and July 31, 2008, the balance was $0.

The Company received and repaid additional advances from SSRI (owned by a Company stockholder) for the nine months ended April 30, 2009 and year ended July 31, 2008 in amounts of $1,722,304 and $1,600,234, respectively for 2009 and $3,732,000 and $3,592,000, respectively for 2008. As of April 30, 2009 and July 31, 2008, the amount due to SSRI was $109,070 and $38,000, respectively.

The Company received and repaid additional advances from A & S Holding (owned by a previous Company president) for the nine months ended April 30, 2009 and year end July 31, 2008 in amount of $0 for 2009 and $11,000 and $0, respectively for 2008.  As of April 30, 2009 and July 31, 2008, the amount due to the Company was $0.

The Company received and repaid additional advances from Greg Navone (Director of the Company) for the nine months ended April 30, 2009 and year ended July 31, 2008 in amount of $51,000 and $0, respectively for 2009 and $150,000 and $0, respectively for 2008. As of April 30, 2009 and July 31, 2008, the amount due to the Company was $51,000 and $0, respectively.

Due from related parties and advances from related parties are reported as current assets or liabilities. These advances are not subject to written agreements and have no specific repayment terms but are deemed due on demand and are not interest bearing notes except for the Greg Navone note.

Note 6. Long-term debt

Long-term debt consists of:

EV INNOVATIONS, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	April 30,	July 31,
	2009	2008
10.875% note payable to Bayview Loan Servicing, LLC, payable in monthly installments of approximately $11,388 including interest, collateralized by real property due in full on or before December 2022 (1)	962,410	984,204

10% note payable to Wyndom Capital Investments, Inc., payable in October 2010 collateralized by 10,000,000 shares of the Company's common stock (2)	4,000,000	3,971,150

10% note payable to Crystal Capital Ventures, payable in May 2011 collateralized by 7,500,000 shares of the Company's common stock (3)	2,331,420	1,211,000

15.8% note payable to Allegiance Direct Bank, payable in monthly installments of approximately $525, due in full on October 2008 (4)	-	1,476
	7,293,830	6,167,830
Less current portion	(32,538)	(32,422)
	$7,261,292	$6,135,408

Principal maturities on continuing operations are as follows for the years ended July 31:

2009	$7,779
2010	4,033,822
2011	2,370,227
2012	43,245
2013	48,189
Thereafter	790,568
$7,293,830

(1) In November 2007, the Company refinanced a loan on a building. The Company paid the remainder of the loan to Richard Howard, with $50,000 in cash and $1,000,000 from the new loan proceeds. The new loan with Bayview Loan Servicing, LLC is $1,000,000. The loan has an initial interest rate at 10.875% per annum with a monthly payment of $11,388, including interest. The loan is due on December 1, 2022. After the first 24 months, the interest rate adjusts to Prime plus 4.875%. Interest rate changes are limited to 2% increase or decrease in any annual adjustments. Interest expense for the nine months ended April 30, 2009 and 2008 for Bayview Loan Servicing, LLC is approximately $80,700 and $46,900, respectively, and $144,600 from inception (August 12, 2000) through April 30, 2009.

EV INNOVATIONS, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(2) In October 2007, the Company entered into a loan agreement with Wyndom Capital Investments, Inc. (“Wyndom”). The Company issued 10,000,000 pre-reverse stock split shares (computes to 1,428,573 post-reverse stock split shares) of outstanding stock as collateral for the above note and 8,571,427 post reverse stock split shares of outstanding stock as collateral to total 10,000,000 post reverse stock split shares. The agreement provides loans of up to $4,000,000 with interest payable monthly at a rate of 10% per annum and due in full in October of 2010. Loans under the agreement are secured by the Company’s shares of common stock at a rate of two and one half shares to each dollar of principal. As of April 30, 2009, the Company has borrowed $4,000,000 under the loan agreement. Interest expense for the nine months ended April 30, 2009 and 2008 for Wyndom is approximately $386,000 and $95,000, and $570,000 from inception (August 12, 2000) through April 30, 2009. If Wyndom were to declare default and take possession of the collateral, the number of shares is sufficient to make Wyndom the controlling shareholder.

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

As of April 30, 2009, the Company has borrowed $2,331,420 under the loan agreement. Interest expense for the nine months ended April 30, 2009 and 2008 for Crystal Capital is approximately $139,000 and $0, respectively, and $150,000 from inception (August 12, 2000) through April 30, 2009.

(4) On January 31, 2009 the Company financed a workman’s compensation policy with Allegiance Direct Bank for the period January 31, 2009 to January 31, 2010 for $6,396.  The Company was required to make a down payment of approximately $1,966 in January 2009 and monthly payments including interest of 15.8%. Interest expense for the nine months ended April 30, 2009 and 2008 Allegiance Direct Bank is approximately $0 and $0 from inception (August 12, 2000) through April 30, 2009.

Note 7. Stockholders’ equity

In January 2008, the Company’s shareholders approved a 1:7 reverse stock split.  Except for the presentation of common shares authorized and issued on the consolidated balance sheet and shares presented in the consolidated statement of stockholders’ equity (deficit), all shares and par share information has been revised to give retroactive effect to the reverse stock split.  Authorized shares were 50,000,000 and were increased to 250,000,000 on December 24, 2007. Wyndom Capital Investments, Inc. hold 10,000,000 post-reverse stock split shares as collateral for a loan of up to $4,000,000 and Crystal Capital Ventures Inc. holds 7,500,000 post reverse stock split shares as collateral for a loan up to $3,000,000 as discussed in Note 5.

EV INNOVATIONS, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On January 15, 2009, the Company’s shareholders approved a 1:3 reverse stock split for the outstanding shares but it did not take effect until February 19, 2009. Common stock, authorized shares was 35,714,285 and was increased to 50,000,000 on February 19, 2009. On February 20, 2009, the Company issued Wyndom Capital Investments, Inc. an additional 6,666,665 shares so they again hold 10,000,000 post reverse stock split shares as collateral for a loan of up to $4,000,000 as discussed in Note 6. Crystal Capital Ventures Inc. was issued 4,999,999 shares so they again hold 7,500,000 post reverse stock split shares as of February 20, 2009, as collateral for a loan of up to $3,000,000 as discussed in Note 6.

February 24, 2009, under the 2006 stock option plan the remainder of the shares were granted and exercised, this closed that plan. The Company has registered the 2009 stock option plan with the SEC for 3,000,000 shares, and of those 2,042,857 shares have been granted at par value $0.001 per share and a purchase share price of $0.90 per share.

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

The following is financial information relating to the Company’s business segments:

	NINE MONTHS ENDED
	April 30,
	2009	2008
Revenues from external customers:
United States	$243,141	$208,703
Hong Kong	-	-
India	-	-
Total revenues from continuing operations	$243,141	$208,703
Loss from continuing operations:
United States	(4,636,954)	(4,129,673)
Hong Kong	(1)	(250)
India	(60,689)	-
Total loss from continuing operations	$(4,697,644)	$(4,129,923)

Note 9. Going concern

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

EV INNOVATIONS, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Commitments and contingencies

Surety bond
EVI applied to NC DMV for a manufacturing license. This application required a surety bond of $50,000 for three years which the Company acquired from Kaercher Campbell & Associates. EVI was licensed as a motor vehicle dealer to engage in the business of selling motor vehicles on March 9, 2009, until March 31, 2010, by the State of North Carolina DMV.

Note 11. Share based compensation

The Company records compensation expense in its consolidated statement of operations related to employee stock-based options and awards in accordance with SFAS No. 123(R) “Share-Based Payment.”

The Company recognizes the cost of all employee stock options on a straight-line attribution basis over their respective contractual terms, net of estimated forfeitures. The Company has selected the modified prospective method of transition.

The Company also issues shares of common stock to non-employees as stock-based compensation. The company accounts for the services using the fair market value of the services rendered. For the nine months ended April 30, 2009 and 2008, the Company issued 2,042,857 and 200,000 shares, respectively, and recorded compensation expense of $1,746,900 and $804,652, respectively, in conjunction with the issuance of these shares.

Stock Option Plan

As of April 30, 2009, 957,143 shares of common stock remain available for issuance under the stock option plan.

A summary of the option activity under the Company’s stock option plan as of July 31, 2008 and changes during the nine months ended April 30, 2009, is presented below.

Options	Shares	Weighted Average Exercise Share Price	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
Outstanding at August 1, 2008	114,833	$2.00
Options granted	2,042,857	$0.90
Options exercised	(1,014,833)	$0.90
Options cancelled/expired	-

Outstanding at April 30, 2009	1,142,857	$0.90	4.89 years	$1 ,222,857

Exercisable at April 30, 2009	1,142,857	$0.90

EV INNOVATIONS, INC.
A Development Stage Company

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock compensation expense applicable to stock options for the nine months ended April 30, 2009 was approximately $1.7 million. The aggregate intrinsic value of options outstanding as of April 30, 2009 was $1,222,857.

1,142,857 of the Company’s outstanding options were exercisable as of April 30, 2009.

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

RESULTS OF OPERATION

During the period since inception on April 12, 2000 to April 30, 2009, we have incurred net losses aggregating $56,645,095. At April 30, 2009, we had liabilities of $8,636,821 and a working capital deficiency of $1,010,094. As of April 30, 2009, we had $6,196 cash on hand.

NINE MONTHS ENDED APRIL, 2009 and 2008

We had sales of $243,141 and incurred a net loss of $4,697,644 for the nine months ended April 30, 2009, which included general and administrative costs of $3,140,944 and research and development expense of $820,667.

Our net loss for the nine-month period ended April 30, 2009 increased slightly as compared with that in the comparative period in fiscal 2008 (a net loss or $4,649,887 in 2008 compared to $4,697,644 in 2009). This was primarily due to an increase in general and administrative expense from $3,016,426 in the nine-month period ended April 30, 2008, to $3,140,944 for the comparable period in 2009, a decrease in research and development expense from $1,058,180 in 2008 to $820,667 in 2009; and an increase in sales from $208,703 in the nine-month period ended April 30, 2008, to $243,141 in 2009. In 2009, we also incurred interest expense of $634,717 related to loans payable, as compared with $142,349 for the comparable period in 2008, and received interest income of $2,293.

In the nine months ended April 30, 2009, we had other income of $60,166, representing accrued bookkeeping and rental income from Superlattice Power, Inc. (formerly our Zingo, Inc. subsidiary), as compared with other income of $413 in 2008. In 2008, we had a gain from the sale of our Zingo, Inc. subsidiary of $162,129; we had no comparable gain in 2009.

THREE MONTHS ENDED APRIL 30, 2009 and 2008

We had sales of $22,085 and incurred a net loss of $3,757,728 for the three months ended April 30, 2009, which included general and administrative costs of $2,835,849 and research and development expense of $657,712.

Our net loss for the three-month period ended April 30, 2009 increased from the comparative period in fiscal 2008 (from $2,277,673 in 2008 to $3,757,728 in 2009). This was primarily due to an increase in general and administrative expense from $1,730,006 in the three-month period ended April 30, 2008, to $2,835,849 for the comparable period in 2009, a comparable research and development expense of $657,350 in 2008 compared to $657,712 in 2009; and an increase in sales from $-0- in the three-month period ended April 30, 2008, to $22,085 in 2009. In 2009, we also incurred interest expense of $213,649 related to loans payable, as compared with $97,264 for the comparable period in 2008.

In 2008, we had a gain from the sale of our Zingo, Inc. subsidiary of $162,129; we had no comparable gain in 2009.

The principal components of general and administrative costs in the nine month period ended April 30, 2009 were advertising and promotion for media marketing of approximately $321,000, legal and accounting fees of approximately $181,000, advertising expense for trade shows of approximately $46,000, and depreciation expense of approximately $69,000. General and administrative costs also included salaries and employee expenses of approximately $257,000, finders and consulting fees of approximately $279,000, automobile expense of approximately $112,000 and rent and office expenses of approximately $210,000. We incurred $820,667 in research and development costs in the nine months ended April 30, 2009, as compared with $1,058,180 in the prior period, due to our vehicle technology being in a more developed phase. The principal components of research and development costs in the nine month period ended April 30, 2009 were salaries and wages and including payroll taxes and expenses, of approximately $716,000, and approximately $93,000 of costs related to project development and parts and supplies.

Electric Vehicle Operations

We convert and manufacture vehicles in our developmental facility in Mooresville, North Carolina. Our team of highly qualified engineers oversee groups of electrical and mechanical staff. This 40,000 square foot facility has room for conversions and manufacturing, as well as storage with the potential for future growth, enabling us to work on many projects and vehicles concurrently.

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

Commercial Initiatives

Since February 2004, EV Innovation introduced LiVTM series electric vehicles to the government agencies. The testing of the LiVTM series vehicles by NASA, Arcadis, a contractor to the U.S. Environmental Protection Administration, NYC Taxi Commission, US Paratransit is completed. LiVTM WISE is listed in the catalogue of Unites States General Services Administration and are available for purchase to the government agencies. The target market for LiVTM WISE is federal government offices, utility companies, defense organizations and fleet operators. EV Innovations is working with Zero Truck- USA for commercialization of lithium ion powered heavy duty truck. EV Innovations now offers its own, the “WAVE” three and four wheel electric vehicles and the “INIZIO” super cars to the US market. The WAVE electric vehicle is aimed at the commuter environment. The “INIZIO” super sport car serves the high speed car market. INIZIO is also featured in the marked through the Sam’s Club “Once in a life time” offer. The most advanced lithium ion battery powered INIZIO got an outstanding response from the Sam’s club members. The INIZION and WAVE will be the front line vehicles for us. A manufacturing and assembly plant has been proposed to the DOE under the Advanced Technology Vehicle Manufacturing loan program in order to achieve scaled up production. This particular plant design is estimated to produce around 100,000 cars in the first few years, once it is operational.

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

At April 30, 2009, we had liabilities of $8,636,821, as compared with $6,685,173 at July 31, 2008; and a working capital deficiency of $1,010,094 and a stockholders deficiency of $6,183,528. As of April 30, 2009, we had $6,196 cash on hand.

Our property, plant and equipment increased to $2,065,316 at April 30, 2009, as compared with $2,014,580 at July 31, 2008.

We used net cash in operating activities of $1,582,300 in the nine months ended April 30, 2009, as compared with $3,809,189 in the comparable period in 2008, due to a lesser amount of cash provided by financing activities, and cash flows provided by investing activities were $121,409 in 2009, as compared with ($189,902) in 2008.

During the nine months ended April 30, 2009, we received net proceeds of $587,681 from the issuance of promissory notes for debt, and net proceeds of advances from related parties of $1,039,298. Total cash provided by financing activities in the nine months ended April 30, 2009 was $1,626,979, as compared with $3,623,894 in 2008.

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

As of April 30, 2009, the Company had borrowed approximately $4,000,000 under the Wyndom Capital Loan Agreement.

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

As of April 30, 2009, the Company had borrowed $2,331,420 under the Crystal Capital Loan Agreement.

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

Other Matters

New Financial Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income. Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosure in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 on August 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it fully implements SFAS No. 157 on August 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company will adopt SFAS No. 16i2 on August 1, 2009, and does not believe the adoption will have a material impact on its financial statements.

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

EV Innovations, Inc.

/s/Stacey Fling
Stacey Fling
Chief Executive Officer and Director
(Chief Executive Officer and
Principal Financial Officer)
Dated: June 18, 2009