Form 10-K
period 2009-07-31
EV Innovations, Inc.
filed 2009-11-10
CIK 1141263

 U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-K

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended July 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)Of the Act. ☐ Yes     ☒ No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,930,750.

Number of shares of Common Stock outstanding as of November 2, 2009: 21,284,101.

PART I

 NOTE REGARDING FORWARD LOOKING STATEMENTS
 CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
 OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2009, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1. Business.

Our Business

Background

EV Innovations, Inc. ("we", “us", the "Company" or "EV Innovations") was incorporated under the laws of the State of Nevada in April 2000. We are engaged in the development and marketing of electric powered vehicles and products.

We changed our name from Whistler Investments, Inc. to Hybrid Technologies, Inc. on March 9, 2005 to reflect our corporate focus on electric products. Effective January 22, 2009, we changed our name to EV Innovations, Inc. to clarify our vehicles are fully electric not hybrids. Since our incorporation, we evaluated various business opportunities including a mineral property in British Columbia; the Azra Shopping Center in Las Vegas, which we acquired on April 10, 2002, and disposed of on January 1, 2003; a Vancouver based coffee franchise; oil and gas properties in California; and a medical software product company. We did not pursue several of these opportunities, and none of these business opportunities produced meaningful revenue. Following the sale of the Azra shopping center and our determination not to pursue acquisition of a medical software company, we began to focus our efforts on the development and marketing of electric powered vehicles and products.

Recent Developments

Effective April 15, 2008, we entered into two material agreements with respect to our subsidiary Zingo, Inc., the name of which was subsequently changed to Superlattice Power, Inc. (“Superlattice”). On April 18, 2008, we sold the 80,000,000 shares of common stock of Superlattice held by us to Blue Diamond Investments, Inc. for $215,000, and we assigned to the Purchaser all receivables or debt obligations of Superlattice owing to or held by us at March 31, 2008. Effective April 15, 2008, we entered into a License Agreement with Superlattice providing for our license to Superlattice of our patent applications and technologies for rechargeable lithium ion batteries for hybrid vehicles and other applications.

Liquidity and Capital Resources

As of July 31, 2009, we had cash on hand of $5,182. At that same date our liabilities totaled $5,307,066. For the year ended July 31, 2009, we incurred a net loss from continuing operations of $6,240,712. On July 31, 2009, we had a working capital deficit of $1,266,351 and a stockholders' deficit of $3,026,780. In fiscal 2009, we defaulted on our outstanding loan with Wyndom Capital Investments, Inc., and this lender, as its sole recourse under the loan agreement, took possession of the 10,000,000 shares of our common stock pledged as collateral for loan. In fiscal 2009, we also defaulted under our loan agreement with Crystal Capital Ventures, Inc., pursuant to which we have pledged 7,500,000 shares of our common stock as collateral and which is the lender’s sole recourse in the event of a default. This lender has waived all defaults through November 9, 2009 under this loan agreement.

We had 21,284,101 shares of common stock issued and outstanding as of November 2, 2009. Our common stock is traded on the OTC Bulletin Board.

General

We are an early stage technology company. We are developing and marketing electric powered vehicles and products.

Our Electric Battery Pack and Vehicle Technology

After the termination of all licensing relationships with RV Systems and Lithium House, our initial licensor of battery technology, we began developing portable battery power pack technology and effecting vehicle conversions from conventional power systems to electric power systems in our own facility which we have purchased in Mooresville, North Carolina. We commenced marketing conversions of four-wheel vehicles in 2007 and 2008.

In our Mooresville, North Carolina, facility we have converted and tested vehicles based on Chrysler PT Cruiser, Mini Cooper, Pontiac Vibe, Toyota Yaris and Mercedes’ Smart car. We replaced the gasoline power systems with all electric power systems and battery management systems. In the past, we have also converted some large and small ATV's, including vehicles for handicapped persons, electric bicycles and electric scooters. We have developed a rapid charge system that reduces charge time by approximately 65%; it is being used and tested.

Our Mooresville facility consists of about 40,000 square feet of space. We have also set up a battery lab that Superlattice is using of approximately 5,000 square feet.

The Battery Technology We Would Use

The electric vehicles’ battery pack performs the same function as the gas tank in a conventional vehicle: it stores the energy needed to operate the vehicle. We use battery packs created in-house from Kokam cells in our converted vehicles. We anticipate using cells created by Superlattice in the near future.

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

Superlattice agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the Licensed Products. In the initial year under the License Agreement, Superlattice invested approximately $264,043 in the development of technology, and therefore is not in compliance with its obligations under this covenant of the License Agreement. We have advised Superlattice in a letter dated October 1, 2009, that we will not give notice of default against Superlattice for its failure to comply with this covenant in the first year of the term of the License Agreement.

Electric Motors

We are using a variety of electric motors in our converted vehicles. We are not reliant on any single manufacturer of electric motors. There are a large number of domestic and foreign manufacturers of electric motors, and we anticipate the motors with the specifications we require will be available at reasonable commercial prices from a number of these sources.

We believe that an important characteristic of our technology is the lithium battery power source, which is more efficient and powerful than other battery power sources. Vehicles utilizing this technology have the ability to travel far greater distances, can recharge in less time and also benefit from weight reduction, as compared with vehicles using other battery powered systems. One of the major historic hurdles facing electric vehicle manufacturers is that most power sources would not allow the vehicle to travel over 100 miles before needing to be recharged. We believe that we can produce electric powered vehicles with a travel range equal to or greater than 200 miles.

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

We have converted golf carts, a type of neighborhood electric vehicle (NEV). A NEV is a 4-wheeled vehicle, larger than a go cart but smaller than most light-duty passenger vehicles. NEV's are usually configured to carry two or four passengers with a pickup bed. NEV's are defined by the United States National Highway Traffic Safety Administration as subject to Federal Motor Vehicle Safety Standard (FMVSS} No. 500. Per FMVSS 500, NEV's have top speeds between 20 and 25 miles per hour and are defined as "Low Speed Vehicles". FMVSS 500 requires that NEV's be equipped with headlamps, stop lamps, turn signal lamps, tail lamps, reflex reflectors, parking brakes, rear view mirrors, windshields, seat belts, and vehicle identification numbers. Many states have passed legislation or regulations allowing NEV's to be licensed and driven on roads that are generally posted at 35 miles per hour or less. While NEV’s were initially used in gated communities, they have been increasingly used by the general public for school transportation, shopping and general neighborhood trips. In addition, they are used at military bases, national parks, commercial airports and for local government activities.

Commercial Initiatives

On March 9, 2009 the State of North Carolina issued a manufacturing license to the Company, and we now are manufacturing our own original design vehicles with VIN’s, while we continue to convert other vehicles.

Since February 2004, the LiVTM series electric vehicle has been tested and is under review by a number of government agencies. The testing of the LiVTM series vehicles by NASA, Arcadis, a contractor to the U.S. Environmental Protection Administration, NYC Taxi Commission, and US Paratransit is completed. The LiVTM WISE is listed in the catalogue of the Unites States General Services Administration, and these vehicles are available for purchase by multiple government agencies. The target market for the LiVTM WISE is federal government offices, utility companies, defense organizations and fleet operators. EV Innovations is working with Zero Truck- USA for commercialization of lithium ion powered heavy duty truck. EV Innovations now offers its own, “WAVE” three and four wheel electric vehicles and the “INIZIO” super cars to the US market. The WAVE electric vehicle is targeted at the commuter environment, as the “INIZIO” super sport car targets the high performance car market. The INIZIO is also featured in the market through Sam’s Club “Once in a Lifetime” offer. The advanced lithium ion battery powered INIZIO received an outstanding response from Sam’s Club members. We anticipate that the INIZIO and WAVE will be the front line vehicles for us. A manufacturing and assembly plant has been proposed to the DOE under the Advanced Technology Vehicle Manufacturing loan program in order to achieve scaled up production. This particular plant design is estimated to produce around 100,000 cars in the first five years, once it is operational.

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

Holiday 2007 and 2008

We were featured as Sam’s Club’s “Once in a Lifetime” package in 2007 and 2008 and a Smart Car with a trip to NASA was sold to a Sam’s Club member. Other members were allowed to purchase similar Smart Car conversions at reduced pricing, with one other Smart Car sold at that price.

Competition

The discussion below identifies some of our principal competitors in the electric vehicle area.

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

The Th!nk City is the only crash tested and highway certified electric car in the world. The vehicles are manufactured in Aurskog, Norway and are capable of a 190 mile range.

The Venturi Fétish is a two-seater electric sports car produced by Venturi in Monaco.

The Commuter Car T600 is a three-wheeled $108,000 car with a range of 80 miles manufactured by Commuter Car Corporation.

Employees

As of the date of this report, we have 42 employees, including our President and CEO, Stacey Fling, and her assistants at the corporate office in Las Vegas, Nevada.

Research and Development Expenditures

We incurred research and development expenditures of approximately $1,402,077 in our fiscal year ended July 31, 2008, and of approximately $1,296,281 in our fiscal year ended July 31, 2009.

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

Item 1A. Risk Factors.

You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

General

WE DEFAULTED ON LONG TERM DEBT IN 2009

In the year ended July 31, 2009, we defaulted under our loan agreement with Wyndom Capital Investments, Inc. and the lender, as its sole recourse under this loan agreement, took possession of the 10,000,000 shares of our common stock pledged as collateral for the loan. We are also in default under our loan agreement with Crystal Capital Ventures, Inc., but all defaults through November 9, 2009 under that loan agreement have been waived. The sole recourse of the lender under that loan agreement is the 7,500,000 shares of our common stock held as collateral for the loan. See discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Footnote 6 of the Footnotes to our Consolidated Financial Statements included in this report.

WE ARE CONTINUING TO INCUR SUBSTANTIAL LOSSES FROM OUR OPERATIONS

We have had minimal revenues from joint ventures and sales of our products. We have not signed any definitive joint venture agreements to commercialize any of our products. As of July 31, 2009, we had cash on hand of $5,182. At that same date our liabilities totaled $5,307,066. For the year ended July 31, 2009, we incurred a net loss from continuing operations of $6,240,712. On July 31, 2009, we had a working capital deficit of $1,266,351 and a stockholders' deficit of $3,026,780.

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

WE ARE SUBJECT TO ALL OF THE RISKS OF A NEW BUSINESS

Our business operations are relatively recent; therefore we face a potentially higher risk of business failure. Our sales revenues are still not significant as of the date of this report. Potential investors should be aware of the difficulties normally encountered by newer companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the many problems including expenses, difficulties, complications, delays encountered in connection with the commercialization of our products, unanticipated problems relating to product development, arranging and negotiating with joint venture partners, additional costs and expenses that may exceed current estimates. We have limited history upon which to base any assumption as to the likelihood that our business will prove successful, and investors should be aware that there is a substantial risk that we may not generate any significant operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Hybrid Technologies, Inc. v. Keith Boucher

An arbitration award in the amount of $70,803.00 was awarded to Keith Boucher against the Company for attorneys fees and costs incurred in arbitration. The Company has filed a motion to vacate the award, which motion is scheduled for hearing in December, 2009 in the District Court of Nevada in Clark County.

Barrett Lyon v. EV Innovations, Inc.

Barrett Lyon, an individual, has filed suit against the Company in the Superior Court of California, San Mateo County, for alleged breach of warranty for a vehicle he purchased from the Company, seeking $68,220.00 in damages, plus attorneys fees estimated in the range of $10,000 to $30,000. The Company disputes his claims. Trial is set for December, 2009.

F&C Promptly, Inc. v. EV Innovations, Inc.

F&C Promptly, Inc., a collection agency, filed in February 2009 a lawsuit against us in the District Court, Clark County, Nevada, for approximately $32,000 for collection of the account of the Law Offices of Richard McKnight assigned to F&C Promptly, Inc. for collection. The Company is separately suing Richard McKnight and brought a third party complaint against McKnight and his law office, alleging negligence and professional malpractice.

Caudle & Spears v. EV Innovations, Inc.

Caudle & Spears has obtained in Meckenberg County, North Carolina, General Court, a default judgment against us in the amount of $17,686. This law firm represented the Company in our litigation against Martin Koebler, a former employee, whom we successfully sued for return of Company property and other damages. We are in settlement negotiations with Caudle & Spears, since our judgment against Martin Koebler is still in the collection process.

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

Period	High	Low
August 1 to October 31, 2006	$7.41	$3.30
November 1, 2006 to January 31, 2007 (1)	$5.42	$3.52
February 1 to April 30, 2007 (2)(3)	$4.77	$4.11
May 1 to July 31, 2007 (4)	$4.35	$2.50
August 1 October 31, 2007	$2.78	$1.85
November 1, 2007 to January 16, 2008	$2.49	$.55
January 17 to April 30, 2008 (5)	$5.15	$2.05
May 1 to July 31, 2008	$6.30	$3.35
August 1 to October 31, 2008	$3.35	$.72
November 1, 2008 to February 18, 2009	$.89	$.30
February 19 to April 30, 2009 (6)	$2.00	$1.02
May 1 to July 31, 2009	$2.10	$1.30
August 1 to October 30, 2009	$1.83	$1.37

(1)	A one-for-ten stock dividend was effective November 30, 2006.

(2)	Following the one-for-twenty stock dividend effective January 31, 2007.

(3)	A one-for-twenty stock dividend was effective March 30, 2007.

(4)	A one-for-ten stock dividend was effective May 31, 2007.

(5)	A one-for-seven reverse split was effective January 17, 2008.

(6)	A one-for-three reverse split was effective February 19, 2009.

The above  quotations are taken from information  provided by Yahoo and reflect inter-dealer prices, without retail mark-up, mark-down or commission  and may not represent actual transactions.

Holders of Common Stock

As of November 2, 2009, we had 112 holders of record of our common stock.

Dividends

Our current  policy is to retain earnings in order to finance our operations.  Our board of directors will determine future declaration and payment of dividends,  if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Securities Authorized for Issuance under Equity Compensation Plans

         The following table sets forth as of July 31, 2009 information  with respect to our common stock issued and available to be issued under outstanding options,  warrants and rights.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation Plans approved by security holders
Equity compensation plans not approved by security holders	1,585,090	$.90	242,857
Total	1,585,090		242,857

2006 and 2009 Restricted Stock Plans

The 2006 Restricted Stock Plan was adopted by the board with 5,000,000 shares reserved.  The Plan is administered by the Board of Directors of the Company.  Subject to the express  limitations  of the Plan, the Board has authority in its discretion to determine  the  eligible  persons  to whom,  and the time or times at which, restricted stock awards may be granted,  the number of shares  subject to each award,  the time or times at which an award will become vested,  the performance criteria, business or performance goals or other conditions of an award, and all other terms of the  award.  The Board also has discretionary authority to interpret the Plan, to make all factual  determinations  under the Plan,  and to make all other  determinations  necessary or advisable for Plan  administration. The Board may prescribe, amend, and rescind rules and regulations relating to the Plan.  All interpretations, determinations, and  actions by the Board are final, conclusive, and binding upon all parties.

The 2009 Restricted Stock Plan was adopted by the board with 5,000,000 shares reserved.  The Plan is administered by the Board of Directors of the Company.  Subject to the express  limitations  of the Plan, the Board has authority in its discretion to determine  the  eligible  persons  to whom,  and the time or times at which, restricted stock awards may be granted,  the number of shares  subject to each award,  the time or times at which an award will become vested,  the performance criteria, business or performance goals or other conditions of an award, and all other terms of the  award.  The Board also has discretionary authority to interpret the Plan, to make all factual  determinations  under the Plan,  and to make all other  determinations  necessary or advisable for Plan  administration. The Board may prescribe, amend, and rescind rules and regulations relating to the Plan.  All interpretations, determinations, and  actions by the Board are final, conclusive, and binding upon all parties.

Sales of Unregistered Securities

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
January 18, 2008
8,571,427 shares of common stock issued as collateral security pursuant to Loan Agreement, dated October 29, 2007, between the Company and Wyndom Capital Investments Inc. Shares were issued pursuant to anti-dilution provisions in Loan Agreement.
		Wyndom Capital Investments Inc.	NA	NA/NA

May 27, 2008	7,500,000 shares of common stock issued as collateral security pursuant to Loan Agreement, dated May 5, 2008, between the Company and Crystal Capital Investments Inc.	Crystal Capital Investments Inc.	NA	NA/NA

January 22, 2009	3,500 shares of common stock.	Consultant	NA	$3,675/NA

February 20, 2009
6,666,665 shares of common stock issued as collateral security pursuant to Loan Agreement, dated October 29, 2007, between the Company and Wyndom Capital Investments Inc. Shares were issued pursuant to anti-dilution provisions in Loan Agreement.
		Wyndom Capital Investments Inc.	NA	NA/NA

February 20, 2009
4,999,999 shares of common stock issued as collateral security pursuant to Loan Agreement, dated May 5, 2008, between the Company and Crystal Capital Investments Inc. Shares issued pursuant to anti-dilution provisions in Loan Agreement.
		Crystal Capital Investments, Inc.	NA	NA/NA

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

Results Of Operations for the Year Ended July 31, 2009

We  incurred  a net loss from continuing operations of  $6,240,712 for the year ended  July  31,  2009, and of approximately $5,868,272 for the year ended July 31, 2008, and in the year ended July 31, 2009, general and  administrative  costs of $4,794,393 and  interest  expense of $745,118.

We had sales from continuing operations of $475,828 in the year ended July 31, 2009.  Revenues increased from $191,801 in the year ended July 31, 2008 to $475,828 in 2009, due to increased vehicle sales at a higher average price, and cost of sales increased to $625,866 in 2009 from $384,267 in 2008. Our net loss from continuing operations for 2009  increased from fiscal 2008 (from $5,868,272  in 2008 to approximately $6,240,712 in 2009), due primarily to increased general and administrative costs from $4,794,393 in fiscal 2008, as compared with approximately $4,794,393 in 2009. General and administrative costs also reflected the hiring of additional employees in 2009 and an increased stock compensation expense of $2,630,000 in 2009, as compared with $804,652 in 2008. Professional fees decreased from $1,004,617 in 2008 to $470,246 in 2009, and travel expense decreased from $358,350 in 2008 to $91,182 in 2009. Advertising and promotion decreased from $627,643 in 2008 to $443,288 in 2009.  We paid a higher level of finders’ fees of $518,565 in 2008, as compared with $164,294 in 2009. We also increased interest expense in the twelve months ended July 31, 2009 of $745,118, as compared with approximately $231,114 in the comparable period in 2008, and stock based compensation of $804,652 in 2008 as compared with -0- in 2009.

PLAN OF OPERATION

On July 31, 2009, we had a working  capital  deficit  of  $1,266,351 and a  stockholders' deficit of $3,026,780. In fiscal 2009, we also defaulted under our loan agreement with Wyndom Capital Investments, Inc. which, as its sole recourse under the loan agreement, took possession of 10,000,000 shares of our common stock held as collateral, and are in default under our loan agreement with Crystal Capital Ventures, Inc., pursuant to which we have pledged 7,500,000 shares of our Common Stock as collateral and which is the lender’s sole recourse in the event of a default. This lender has waived all defaults through November 9, 2009 under this loan agreement.

The continuation of the Company as a going concern is dependent upon the continued financial  support  from our  shareholders,  our  ability  to  obtain necessary equity  financing  to  continue  operations,  and the  attainment  of profitable operations.  Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of July 31, 2009, we had cash on hand of $5,182.  At that same date   our   liabilities  totaled  $5,307,066. We do not have sufficient cash on hand to complete commercialization of our current and planned products.

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

Superlattice agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the Licensed Products. In the initial year under the License Agreement, Superlattice invested approximately $264,043 in the development of technology, and therefore is not in compliance with its obligations under this covenant of the license agreement.  We have advised Superlattice in a letter dated October 1, 2009, that we will not give notice of default against Superlattice for its failure to comply with this covenant in the first year of the term of the License Agreement.

Effective April 16, 2008, Superlattice agreed to lease approximately 5,000 square feet of space (“Leased Space”) in our North Carolina facility, such Leased Space to be suitable for, and utilized by Superlattice for, Superlattice’s developmental and manufacturing operations for Licensed Products pursuant to the License Agreement.  The Leased Space is leased on a month-to-month basis at a monthly rental of $2,500, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, we also sold to Superlattice for the purchase price of $29,005, specified equipment and supplies related to the Licensed Field.

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

During the year ended July 31, 2009, we received  net proceeds of $1,108,221 from the issuance of promissory notes for debt.

Wyndom Capital Loan Agreement

In October 2007, the Company entered into a loan agreement with Wyndom Capital Investments, Inc. (“Wyndom”). During the year ended July 31, 2008 the Company issued 3,333,335 shares of outstanding stock as collateral for the notes under the loan agreement. In February 2009 the Company had a 1:3 reverse stock split and issued 6,666,665 shares of common stock to Wyndom to make their shares held as collateral total 10,000,000.  The agreement provided for loans of up to $4,000,000 with interest payable monthly at a rate of 10% per annum and due in full in October of 2010. Loans under the agreement were secured by the Company’s shares of common stock at a rate of two and one half shares to each dollar of principal. The Company paid interest to Wyndom of approximately $342,000 for the year ended July 31, 2009 and $154,000 for the year ended July 31, 2008, respectively. The Company defaulted on the loan in February 2008, but Wyndom had waived the default until June 2009 when they took possession of the 10,000,000 shares they held as collateral. As a result, our liability of $4,000,000 for principal and accrued unpaid interest was extinguished as of June 16, 2009, the date on which Wyndom took possession of the final portion of the share collateral.

Crystal Capital Ventures Loan Agreement

On May 5, 2008, the Company entered into a loan agreement with Crystal Capital Ventures Inc. (“Crystal”). The loan agreement provides for loans to the Company of up to $3,000,000, with a minimum initial loan of $500,000 on May 19, 2008. The notes bear interest payable monthly in arrears at the rate of 10% per annum and mature and are due and payable May 4, 2011. The loans under the loan agreement are secured by shares of the Company’s common stock held by Crystal. The Company is required to issue shares as collateral at the rate of two and one half shares of the Company’s common stock for each dollar principal amount of the loan advanced to the Company.  Following disbursement of the first $1,000,000 of funds pursuant to the loan agreement, on May 27, 2008, the Company issued 2,500,000 shares of common stock as collateral to Crystal. After the 1:3 reverse stock split in February 2009 the Company issued Crystal an additional 5,000,000 shares to make their shares held as collateral total 7,500,000.

As of July 31, 2009, the Company had borrowed $2,853,859 under the loan agreement, and as of August 12, 2009 had borrowed the full $3,000,000 from Crystal.  The Company paid interest to Crystal of approximately $173,000 for the year ended July 31, 2009 and $11,000 for the year ended July 31, 2008. The Company went into default on the loan agreement in August 2008 for failure to make required interest payments, but Crystal has waived default on all interest payments that have not been made as of November 9, 2009.

Related Parties Advances

We received net advances of $1,346,790 from related parties in the year ended July 31, 2009.

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

We do not currently have any arrangements for financing, and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment.  Market factors may make the  timing,  amount,  terms or  conditions  of  additional  financing unavailable to us.

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

Other Matters

New Financial Accounting Standards

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including and Amendment of FASB Statement No. 115."  SFAS No. 159 provides entities with an irrevocable option to report selected financial assets and financial liabilities at fair value.  It also establishes presentation and disclosure requirements that are designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The Company adopted SFAS No. 159 on August 1, 2008 and chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value.  Therefore, material financial assets and liabilities not carried at fair value, such as other assets, accounts payable and other liabilities are reported at their carrying values.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for which the acquisition date is or after an entities fiscal year end that begins after December 15, 2008.  The provisions of SFAS 141(R) are effective for the Company for the fiscal year ending July 31, 2010. We are evaluating the impact of this standard and do not expect the adoption of SFAS 141(R) to have a material impact on its financial statements.

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

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on August 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities. The Company completed its implementation of SFAS No. 157 effective August 1, 2008 and it did not have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 (“SFAS No. 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

In April 2009, the FASB issued FASB Staff Positions ("FSP") FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments".  These FSPs amend rules for other-than-temporary impairments, provide for guidance on calculating fair values in inactive and distressed markets and require quarterly fair value disclosures.  These FSPs are effective for interim and annual reporting periods ending after June 15, 2009, with early adoptions permitted for periods ending after March 15, 2009.  The adoption of these FSPs did not have a material impact on the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events."  SFAS No. 165 defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued.  It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued.  Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed.  SFAS No. 165 requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date.  SFAS 165 is consistent with current practice and did not have any impact on the Company's consolidated financial statements.  Subsequent events were evaluated through October 13, 2009.

In June 2009, the FASB issued SFAS No. 168, the "FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles".  SFAS No. 168 replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 168), and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative GAAP in the U.S. recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements.  SFAS No. 168 is effective for financial statements issued for interim periods and annual periods ending after September 15, 2009.

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

Item 8. Financial Statements and Supplementary Data.

EV INNOVATIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
EV Innovations, Inc.
Las Vegas, NV

We have audited the accompanying balance sheets of EV Innovations, Inc. (collectively, the “Company”) as of July 31, 2009 and 2008, and the related statements of operations, stockholders’ deficiency, and cash flows for each of two years in the period ended July 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company's Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern.  As shown in the consolidated financial statements, the Company incurred a net loss of $6.8 million for the year ending July 31, 2009.  As of July 31, 2009, current liabilities exceeded current assets by $1.3 million and the Company has a deficit of $3.0 million.  During the year ended July 31, 2009, the Company defaulted on two loans and the shares used as collateral to secure one of the loans was used to extinguish the loan and all unpaid interest.  These factors, and others discussed in Notes 1 and 12, raise substantial doubt about the Company’s ability to continue as a going concern.
These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Wiener, Goodman & Company, P.C.
Eatontown, New Jersey
November 4, 2009

EV INNOVATIONS, INC.

Consolidated Balance Sheets

	July 31,
	2009	2008
ASSETS
Current assets:
Cash	$5,182	$101,095
Accounts receivable, net of allowance for doubtful accounts of $0	13,522	13,601
Inventories	227,826	287,310
Employee advances	1,508	-
Other current assets	18,009	69,119
Total current assets	266,047	471,125

Property and equipment, net	1,989,981	2,014,580

Other long term assets:
Other assets	-	51,600
Deferred patent costs	24,258	19,903
Total other long term assets	24,258	71,503

Total Assets	$2,280,286	$2,557,208

LIABILITIES AND DEFICIENCY

Current liabilities:
Current portion of long-term debt	$39,702	$32,422
Accounts payable and accrued expenses	999,749	330,183
Customer deposits	391,199	149,160
Deferred revenue	3,808	-
Advances from related parties	97,940	38,000
Total current liabilities	1,532,398	549,765

Long-term debt - less current portion above	3,774,668	6,135,408

Commitments and contingencies	-	-

Deficiency:
EV Innovations, Inc. deficiency:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $.001 par value, 50,000,000 authorized; outstanding 20,884,101 at July 31, 2009 and 23,347,257 at July 31, 2008, respectively	20,884	23,347
Additional paid-in-capital	55,731,174	47,790,509
Deficit	(58,765,425)	(51,947,451)
Cumulative other comprehensive income (loss)	(13,413)	5,630
Total EV Innovations, Inc. deficiency	(3,026,780)	(4,127,965)

Noncontrolling interest	-	-

Total deficiency	(3,026,780)	(4,127,965)

Total liabilities and deficiency	$2,280,286	$2,557,208

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EV INNOVATIONS, INC.

Consolidated Statements of Operations

	YEARS ENDED
	July 31,
	2009	2008
Sales	$475,828	$199,801

Costs and expenses:
Cost of sales	625,866	384,267
General and administrative	4,794,393	3,477,077
Research and development	1,296,281	1,402,077
Loss from sale of other assets	-	804,652
	6,716,540	6,068,073

Loss from continuing operations	(6,240,712)	(5,868,272)

Other income (expense):
Interest expense	(745,118)	(231,114)
Interest income	2,293	-
Other income	77,791	34,546
Forgiveness of debt	87,772	-

Net loss before provision for (benefit-from) income taxes	(6,817,974)	(6,064,840)

Provision for (benefit from) income tax	-	-

Net loss	(6,817,974)	(6,064,840)

Discontinued operations:
Loss from discontinued operations	-	(563,289)
Gain on disposal of discontinued operations	-	90,069
Net loss on discontinued operations	-	(473,220)

Loss from continued and discontinued operations	(6,817,974)	(6,538,060)

Less: Net loss attributable to noncontrolling interest	-	2,377

Net loss attributable to EV Innovations, Inc.	$(6,817,974)	$(6,535,683)

Loss per share - basic and diluted - continuing operations:
Loss per common share attributable to EV Innovations, Inc.
common shareholders	$(0.33)	$(1.06)

Weighted shares outstanding - basic and diluted - continuing operations	20,558,046	5,733,513

Loss per share - basic and diluted - discontinued operations:
Loss per common share attributable to EV Innovations, Inc.
common shareholders	$-	$(0.08)

Weighted shares outstanding - basic and diluted - discontinued operations	20,558,046	5,733,513

Amounts attributable to EV Innovations, Inc. common shareholders:
Net loss	$(6,864,894)	$(6,535,683)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EV INNOVATIONS, INC.

Consolidated Statement of Stockholders' Equity (Deficiency)

					Cumulative
			Additional		Other
	Common stock		Paid-in		Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income (loss)	Interest	Total

Balance August 1, 2007	39,500,511	$39,501	$46,569,703	$(45,414,145)	$(7,860)	$2,377	$1,189,576

Stock issuances
Value of stock options issued (valued at $1.8933 per share)	-	-	804,652	-	-	-	804,652
Common stock issued as collateral on loan	10,000,000	10,000	(10,000)	-	-	-	-
1:7 Reverse stock split	(42,428,598)	(42,429)	42,429	-	-	-	-
Common stock issued as collateral on loan	16,071,427	16,071	(16,071)	-	-	-	-
Exercise of options (valued at $1.96 per share)	203,917	204	399,796	-	-	-	400,000
Net loss for the year	-	-	-	(6,533,306)	-	(2,377)	(6,535,683)

Foreign currency transactions	-	-	-	-	13,490	-	13,490

Balance July 31, 2008	23,347,257	23,347	47,790,509	(51,947,451)	5,630	-	(4,127,965)

Stock issuances
Exercise of options (valued at $0.90 per share)	3,500	4	(4)	-	-	-	-
1:3 Reverse stock split adjustment	(15,566,844)	(15,567)	15,567	-	-	-	-
Value of stock options issued (valued at $0.90 per share)	-	-	2,630,000	-	-	-	2,630,000
Common stock issued as collateral on loan	11,666,664	11,667	(11,667)	-	-	-	-
Exercise of options (valued at $0.90 per share)	1,433,524	1,433	1,285,417	-	-	-	1,286,850
Conversion of loan to equity	-	-	4,000,000	-	-	-	4,000,000
Conversion of accrued interest to equity	-	-	21,352	-	-	-	21,352
Net loss for the period	-	-	-	(6,817,974)	-	-	(6,817,974)

Foreign currency transactions	-	-	-	-	(19,043)	-	(19,043)

Balance July 31, 2009	20,884,101	$20,884	$55,731,174	$(58,765,425)	$(13,413)	$-	$(3,026,780)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EV INNOVATIONS, INC.

Consolidated Statements of Cash Flows

	YEARS ENDED
	July 31,
	2009	2008
Cash provided by (used in) Operating Activities:
Net (loss)	$(6,817,974)	$(6,538,060)
Items not affecting cash flows
Depreciation and amortization	82,350	103,407
Bad debt expense	-	9,678
Non cash stock-based compensation	2,630,000	804,652
Gain on sale of subsidiary	-	(90,069)
Loss from discontinued operations	-	563,289
Gain/loss of sale of other assets	-	788
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	79	(21,285)
Decrease in inventories	59,484	138,465
(Increase) in employee advances	(1,508)	-
(Increase) decrease in prepaid expenses and other assets	51,110	(8,886)
Decrease in other assets	51,600	-
Increase (decrease) in accounts payable and accrued expenses	1,229,237	(159,605)
Increase in customer deposits	242,039	149,160
(Increase) decrease in deferred revenue	3,808	(2,990)
Cash used in operating activities	(2,469,775)	(5,051,456)

Cash provided by (used in) Investing Activities:
Proceeds from sale of subsidiary	-	215,000
Decrease in marketable securities - restricted	-	41,224
Purchase of property and equipment	(57,751)	(106,750)
Proceeds from sale of property and equipment	-	108,318
Investment in subsidiaries	-	(688,220)
Increase in deferred patent costs	(4,355)	(19,903)
Cash used in investing activities	(62,106)	(450,331)

Cash provided by (used in) Financing Activities:
Proceeds from the issuance of debt	1,146,481	6,194,713
Advances from related parties	2,174,399	3,867,791
Payments of related party advances	(827,609)	(3,405,286)
Payments of debt	(38,260)	(1,071,601)
Cash provided by financing activities	2,455,011	5,585,617

Effect of exchange rate changes on cash and cash equivalents	(19,043)	13,490

Net increase (decrease) in cash	(95,913)	97,320

Cash at beginning of period	101,095	3,775

Cash at end of period	$5,182	$101,095

Supplemental information:
Cash paid during the year for:
Interest paid	$119,032	$231,114
Income taxes paid	$-	$-
Non - cash financing activities:
Shares issued for related party advances	$1,286,850	$400,000
Accrued expenses transferred to long term debt	$538,319	$-
Conversion of accrued interest to equity	$21,352	$-
Conversion of loan to equity	$4,000,000	$-

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYBRID TECHNOLOGIES, INC. Notes to Consolidated Financial Statements July 31, 2009

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

The Company is currently pursuing the development and marketing of electric powered vehicles and products based on the advanced lithium battery technology it has developed. As of July 31, 2009 the Company no longer considers itself a development stage company as planned principal operations have began in its primary line of business. The Company is organized by line of business and geographic area. The Company had two businesses, telecommunication services and the development and sale of electric powered vehicles.

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

Under the terms of the license agreement, SPI has agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the Licensed Products. To date, investments have been made in the amount of $264,043 in the development of technology, and therefore, is not in compliance with its obligations under this covenant of the license agreement.  The Company has advised SPI in a letter dated October 1, 2009, that it will not give notice of default against SPI for their failure to comply with this covenant in the first year of the term of the license agreement.

Basis of presentation

The Company’s financial statements for the year ended July 31, 2009 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. As of July 31, 2009, the Company had a working capital deficiency of approximately $1.3 million and a deficiency of approximately $3.0 million. In addition, during the year ended July 31, 2009, the Company defaulted on interest payments on two loans and the shares used as collateral to secure the loan to Wyndom Capital Investments, Inc. (“Wyndom”) was used to extinguish the loan and all unpaid interest. The 10,000,000 shares to Wyndom to extinguish the debt represents 47.9% of the Company’s outstanding shares, sufficient to make Wyndom the controlling shareholder. The Company currently is still in default on the interest payments for the second loan. See Note 6 for further information. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

HYBRID TECHNOLOGIES, INC. Notes to Consolidated Financial Statements July 31, 2009

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

On December 24, 2007, the Company shareholders approved the increase of the authorized shares of the Company from 50,000,000 to 250,000,000. In January 2008, the Company’s shareholders approved a one-for-seven reverse stock split. The number authorized shares were reduced from 250,000,000 to 35,714,285 shares.

In January 2009, the Company’s shareholders approved a one-for-three reverse stock split of its outstanding common shares which became effective on February 19, 2009. Also on February 19, 2009 the authorized shares of the Company was increased from 35,714,285 to 50,000,000 shares.

Net loss per common share for the year ended July 31, 2008 has been revised.  See Note 8, "Net loss per common share", for other information.

SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

The consolidated financial statements included the accounts and records of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company does not have any special purpose entities.  For those consolidated subsidiaries in which the company's ownership is less than 100 percent (100%), the outside stockholders' interests are shown as noncontrolling interest.  The noncontrolling interest of the company's earnings or loss is classified as net income (loss) attributable to noncontrolling interest in the consolidated statement of operations.

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

Fair value of financial instruments

The fair value of accounts receivables, accounts payable and accrued expenses, long term debt, customer advances, and advances from related parties approximates fair value based on their short maturities.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the Company's 2009 fiscal year.  In February 2008, the FASB deferred the effective date of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until the beginning of fiscal year 2010.  The Company adopted SFAS No. 157 with respect to financial assets and liabilities on August 1, 2008.  There was no material effect on the financial statements upon adoption of this new accounting pronouncement.  The impact on the financial statements from adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities has not yet been determined.

HYBRID TECHNOLOGIES, INC. Notes to Consolidated Financial Statements July 31, 2009

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the reporting entity's own assumptions.

The assets measured at fair value on a recurring basis as of July 31, 2009 are as follows:

Assets:	Level 1	Level 2	Level 3	July 31, 2009
Cash and cash equivalents	$5,182	$-	$-	$5,182

Accounts receivables

The Company provides credit to customers in the normal course of business. An allowance for doubtful accounts is estimated by management based in part on the aging of receivables and historical transactions. Periodically management reviews accounts receivable for accounts that appear to be uncollectible and writes off these uncollectible balances against the allowance accordingly.

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

Deferred patent costs

The Company capitalizes costs directly incurred in pursuing patent applications as deferred patent costs. When such applications result in an issued patent, the related costs are amortized over the remaining legal life of the patents, which is assumed to be three to five years, using the straight-line method. On a quarterly basis, the Company reviews the issued patents and pending patent applications and if the Company determines to abandon a patent application, or an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed. As of July 31, 2009 there were only pending patent applications.

HYBRID TECHNOLOGIES, INC. Notes to Consolidated Financial Statements July 31, 2009

Stock based compensation

The Company issues stock options to employees and other certain service providers under stockholder approved stock option programs that provide the right to purchase the Company’s stock pursuant to stock purchase programs. The Company also issued common stock for services performed.  The fair value of the stock options issued is estimated on the date of grant using the Black Scholes Option Pricing Model.  The fair value of common stock issued for services is estimated on the date of issuance based on the value of the stock issued or the consideration received.  See Note 9 of Notes to Consolidated Financial Statements for further disclosures and discussions.

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

Advertising

Advertising costs are expensed as incurred and are included in general and administrative expenses. Total advertising expenditures for the years ended July 31, 2009 and 2008 amounted to approximately $527,000 and $755,000, respectively.

Research and development

Research and development (“R&D”) expenses are expensed as incurred.  All projects and purchases must be approved before being started or purchased.  For the years ending July 31, 2009 and 2008, R&D amounted to approximately $1,296,000 and $1,402,000, respectively. Included in R&D are salaries and wages, parts and supplies, shipping charges, battery management systems and other R&D expenses. Internally generated R&D expenses are included in the total.

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

HYBRID TECHNOLOGIES, INC. Notes to Consolidated Financial Statements July 31, 2009

Foreign currency translation

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Cumulative Other Comprehensive Income (Loss). The translation gains or losses for the years ended July 31, 2009 and 2008 were approximately $19,000 loss and $13,000 gain, respectively.

Comprehensive loss

The Company reports comprehensive loss in accordance with the requirements of SFAS No. 130. For the years ended July 31, 2009 and 2008, the difference between net loss and comprehensive loss is foreign currency translation.

Loss per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period. All potentially dilutive securities, which include options and warrants convertible into 1,585,000 and 31,857common shares at July 31, 2009 and 2008, respectively, have been excluded from the computations, as their effect is anti-dilutive.

Discontinued Operations

In April 2008, the Company completed the sale of SPI. The operations of SPI were accounted for as discontinued operations in the consolidated financial statements for the years presented herein.  The divestiture resulted in a loss of $0 and $473,220, respectively, for the year ended July 31, 2009, and 2008.

Summarized combined statement of loss for discontinued operations is as follows:

	YEARS ENDED
	July 31,
	2009	2008
Net sales	$-	$600,303
Loss before income tax	-	(1,163,592)
Provision for income taxes	-	-
Loss from operations - net tax	-	(563,289)
Gain on sale of discontinued operations	-	90,069
Provision for income taxes	-	-
Loss from discontinued operations - net of tax	$-	$(473,220)

Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. These reclassifications have had no impact on the net loss. The reclassification consisted of other assets being reclassified as marketable securities. Effective January 1, 2009, the Company completed its implementation of SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51".  As a result of adopting SFAS No. 160, prior year’s balances were reclassified to conform to correct presentation.

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115."  SFAS No. 159 provides entities with an irrevocable option to report selected financial assets and financial liabilities at fair value.  It also establishes presentation and disclosure requirements that are designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The Company adopted SFAS No. 159 on August 1, 2008 and chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value.  Therefore, material financial assets and liabilities not carried at fair value, such as other assets, accounts payable and other liabilities are reported at their carrying values.

HYBRID TECHNOLOGIES, INC. Notes to Consolidated Financial Statements July 31, 2009

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for which the acquisition date is or after an entities fiscal year end that begins after December 15, 2008.  The provisions of SFAS 141(R) are effective for the Company for the fiscal year ending July 31, 2010. We are evaluating the impact of this standard and do not expect the adoption of SFAS 141(R) to have a material impact on its financial statements.

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

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on August 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities. The Company completed its implementation of SFAS No. 157 effective August 1, 2008 and it did not have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 (“SFAS No. 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

HYBRID TECHNOLOGIES, INC. Notes to Consolidated Financial Statements July 31, 2009

In April 2009, the FASB issued FASB Staff Positions ("FSP") FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments".  These FSPs amend rules for other-than-temporary impairments, provide for guidance on calculating fair values in inactive and distressed markets and require quarterly fair value disclosures.  These FSPs are effective for interim and annual reporting periods ending after June 15, 2009, with early adoptions permitted for periods ending after March 15, 2009.  The adoption of these FSPs did not have a material impact on the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events."  SFAS No. 165 defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued.  It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued.  Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed.  SFAS No. 165 requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date.  SFAS 165 is consistent with current practice and did not have any impact on the Company's consolidated financial statements.  Subsequent events were evaluated through November 4, 2009.

In June 2009, the FASB issued SFAS No. 168, the "FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles".  SFAS No. 168 replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 168), and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative GAAP in the U.S. recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements.  SFAS No. 168 is effective for financial statements issued for interim periods and annual periods ending after September 15, 2009.

Note 2. Inventories

Inventories consist of the following:

	July 31,
	2009	2008
Raw materials	$119,153	$134,456
Work in progress	108,673	117,124
Finished goods	-	35,730
	$227,826	$287,310

Raw materials, work in progress and finished goods for the year ended July 31, 2009, is related to the Company’s planned sales of electric powered vehicles.

HYBRID TECHNOLOGIES, INC. Notes to Consolidated Financial Statements July 31, 2009

Note 3. Property and equipment

Property and equipment consists of:

	July 31,
	2009	2008
Building and improvements	$1,274,636	$1,272,352
Furniture and fixtures	29,023	19,548
Office equipment	143,965	137,030
Machinery and equipment	36,971	19,026
Vehicles	60,979	60,979
Software costs	32,924	11,874
Land	700,000	700,000
	2,278,498	2,220,809
Less accumulated depreciation	(288,517)	(206,229)
	$1,989,981	$2,014,580

For the years ended July 31, 2009, and 2008, depreciation amounted to $82,350 and $103,407, respectively.

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

Note 5. Advances from related parties and related party transactions

During the years ended July 31, 2009 and 2008, the Company received and repaid additional advances from Del Mar Ventures Corp, a company owned by Aarif Jamani (a Company stockholder) of $0 and $0 in 2009, and $9,940 and $10,000, respectively in 2008. As of July 31, 2009 and 2008, the balance was $0.

The Company received and repaid additional advances from SSRI (owned by a Company stockholder) for the years ended July 31, 2009 and 2008 in amounts of approximately $2,174,400 and $827,600, respectively for 2009 and $3,732,000 and $3,592,000, respectively for 2008. The Company also issued shares of stock for payment of debt for the years ended July 31, 2009 and 2008 in mounts of approximately $1,286,900 and $400,000, respectively. As of July 31, 2009 and 2008, the amount due to SSRI was $97,940 and $38,000, respectively.

The Company received and repaid additional advances from A & S Holding (owned by a previous Company president) for the years ended July 31, 2009 and 2008 in the amount of $0 and $0 for 2009 and $11,000 and $0, respectively for 2008. As of July 31, 2009 and 2008, the amount due to the Company was $0.

The Company received and repaid additional advances from Greg Navone (Director of the Company prior to July 10, 2009) for the years ended July 31, 2009 and 2008 in amount of $51,000 and $51,000, respectively for 2009 and $115,000 and $0, respectively for 2008. As of July 31, 2009 and 2008, the amount due to the Company was $0.  Greg Navone resigned as a Director of the Company on July 10, 2009.

HYBRID TECHNOLOGIES, INC. Notes to Consolidated Financial Statements July 31, 2009

Due from related parties and advances from related parties are reported as current assets or liabilities. These advances are not subject to written agreements and have no specific repayment terms but are deemed due on demand and are not interest bearing notes except for the Greg Navone note.

Note 6. Long-term debt

Long-term debt consists of:

	July 31,	July 31,
	2009	2008
10.875% note payable to Bayview Loan
Servicing, LLC, payable in monthly
installments of approximately $11,388 including
interest, collateralized by real property
due in full on or before December 2022 (1)	$954,631	$984,204

10% note payable to Wyndom Capital
Investments, Inc., payable in October 2010
collateralized by 10,000,000 shares of
the Company's common stock that was
collected by Wyndom Capital on June 16,
2009 for default on the loan (2)	—	3,971,150

10% note payable to Crystal Capital
Ventures, payable in May 2011
collateralized by 7,500,000 shares of
the Company's common stock (3)	2,853,859	1,211,000

15.8% note payable to Allegiance
Direct Bank, payable in monthly
installments of approximately $525,
due in full on October 2008 (4)	5,880	1,476
	3,814,370	6,167,830
Less current portion	(39,702)	(32,422)
	$3,774,668	$6,135,408

Principal maturities on continuing operations are as follows as of July 31, 2009:

2010	$39,702
2011	2,892,666
2012	43,245
2013	48,189
2014	53,699
Thereafter	736,869
$3,814,370

(1) In November 2007, the Company refinanced a loan on a building. The Company paid the remainder of the loan to Richard Howard, with $50,000 in cash and $1,000,000 from the new loan proceeds. The new loan with Bayview Loan Servicing, LLC is $1,000,000. The loan has an initial interest rate at 10.875% per annum with a monthly payment of $11,388, including interest. The loan is due on December 1, 2022. After the first 24 months, the interest rate adjusts to Prime plus 4.875%. Interest rate changes are limited to 2% increase or decrease in any annual adjustments. Interest expense for the years ended July 31, 2009 and 2008 for Bayview Loan Servicing, LLC is approximately $107,000 and $63,900, respectively.

HYBRID TECHNOLOGIES, INC. Notes to Consolidated Financial Statements July 31, 2009

(2) In October 2007, the Company entered into a loan agreement with Wyndom Capital Investments, Inc. (“Wyndom”). During the year ended July 31, 2008 the Company issued 3,333,335 shares of outstanding stock as collateral for the above note. In February 2009 the Company had a 1:3 reverse stock split and issued 6,666,665 to Wyndom Capital to make their shares held as collateral total 10,000,000.  The agreement provides loans of up to $4,000,000 with interest payable monthly at a rate of 10% per annum and due in full in October of 2010. Loans under the agreement are secured by the Company’s shares of common stock at a rate of two and one half shares to each dollar of principal. The Company paid interest to Wyndom of approximately $342,000 for the year ended July 31, 2009 and $154,000 for the year ended July 31, 2008, respectively. The Company defaulted on the loan in February 2008 but Wyndom had waived the default until June 2009 when they took possession of the 10,000,000 shares they held as collateral. As a result, our liability of $4,000,000 for principal and accrued unpaid interest was extinguished as of June 16, 2009, the date on which the Lender took possession of the final portion of the share collateral.

(3) On May 5, 2008, the Company entered into a loan agreement with Crystal Capital Ventures Inc. (“Crystal Capital”). The loan agreement provides for loans to the Company of up to $3,000,000, with a minimum initial loan of $500,000 on May 19, 2008. The notes bear interest payable monthly in arrears at the rate of 10% per annum; and mature and are due and payable May 4, 2011. The loans under the loan agreement are secured by shares of the Company’s common stock held by Crystal Capital. The Company is required to issue shares as collateral at the rate of two and one half shares of the Company’s common stock for each dollar principal amount of the loan advanced to the Company.  Following disbursement of the first $1,000,000 of funds pursuant to the loan agreement, on May 27, 2008, the Company issued 2,500,000 shares of common stock as collateral to Crystal Capital. After the 1:3 reverse stock split in February 2009 the Company issued Crystal an additional 5,000,000 shares to make their shares held as collateral total 7,500,000.

As of July 31, 2009, the Company has borrowed $2,853,859 under the loan agreement. As of August 12, 2009 the Company has borrowed the full $3,000,000 from Crystal Capital.  The Company paid interest to Crystal Capital of approximately $173,000 for the year ended July 31, 2009 and $11,000 for the year ended July 31, 2008, respectively. The Company went into default on the loan agreement in August 2008 but Crystal Capital has waived default on all interest payments that have not been made as of November 9, 2009.

(4) On February 28, 2009 the Company financed a workman’s compensation policy with Allegiance Direct Bank for the period February 28, 2009 to February 28, 2010 for $13,091.  The Company was required to make a down payment of approximately $3,291 in February 2009 and monthly payments including interest of 5%. The interest expense for the year ended July 31, 2009 was $202.

Note 7. Stockholders' equity (deficit)

On December 24, 2007, the Company shareholders approved the increase of the authorized shares of the Company from 50,000,000 to 250,000,000. In January 2008, the Company’s shareholders approved a one-for-seven reverse stock split. The number authorized shares were reduced from 250,000,000 to 35,714,285 shares.

In January 2009, the Company’s shareholders approved a one-for-three reverse stock split of its outstanding common shares which became effective on February 19, 2009. Also on February 19, 2009 the authorized shares of the Company was increased from 35,714,285 to 50,000,000 shares.

Except for the presentation of common shares authorized and issued on the consolidated balance sheet and share presented in the consolidated statement of stockholders’ equity (deficiency), all shares and per share information have been revised to give retroactive effect to both reverse stock splits.

HYBRID TECHNOLOGIES, INC. Notes to Consolidated Financial Statements July 31, 2009

See Note 8 “Net loss per common share” for the impact on the Company’s earnings per share amounts on a result of the reverse stock splits. The stock split in 2008 resulted in the decrease of approximately 42.4 million shares of common stock and was accounted for by the transfer at approximately $42,000 from additional paid in capital to common stock. The stock split in 2009 resulted in the decrease of approximately 15.6 million shares of common stock and was accounted for by the transfer of approximately $15,000 from paid-in-capital to common stock. Both transfers are an amount equal to the par value of the shares reduced to effect the stock split.

On February 24, 2009, under the 2006 stock option plan the remainder of the shares were granted and exercised. The 2006 stock option plan was then terminated. The Company has registered the 2009 stock option plan with the SEC for 3,000,000 shares, and of those 2,042,857 shares have been granted at par value $0.001 per share and a purchase share price of $0.90 per share.

During the year ended July 31, 2008:

The Company issued stock options valued in the amount of $804,652.

476,191 shares of common stock were issued in escrow as collateral.

5,357,140 shares of common stock were issued in escrow as collateral. As of July 31, 2008, the total amount of shares held as collateral totaled 5,833,331 shares.

The Company issued 67,972 shares of stock upon the exercise of stock options.

During the year ended July 31, 2009:

The Company issued stock options valued in the amount of $2,630,000.

11,666,669 shares of common stock were issued in escrow as collateral. As of July 31, 2009, the total amount of shares held as collateral totaled 17,500,000 shares.

The Company issued 1,433,524 shares of stock upon the exercise of stock options.

Note 8. Net loss per common share

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the years ended July 31, 2009 and 2008.

	YEARS ENDED
	July 31,
	2009	2008
Continuing operations:
Basic and diluted EPS:
Net loss ascribed to common shareholders - basic and diluted	$(6,817,974)	$(6,064,840)
Weighted shares outstanding - basic and diluted	20,558,046	5,733,513
Basic and diluted net loss per common share	$(0.33)	$(1.06)
Discontinued operations:
Basic and diluted EPS - discontinued operations:
Net loss ascribed to common shareholders - basic and diluted	$-	$(473,220)
Weighted shares outstanding - basic and diluted	20,558,046	5,733,513
Basic and diluted net loss per common share	$0.00	$(0.08)

Net loss per common share for the year ended July 31, 2008 has been revised.  This revision was immaterial to the Company’s consolidated results of operations and financial position. See below for further discussion. All share and per share amounts have been restated to reflect the one-for-seven and one-for-three reverse stock split as discussed in Note 7.

HYBRID TECHNOLOGIES, INC. Notes to Consolidated Financial Statements July 31, 2009

The amounts previously reported, in 2008, were as follows:

YEAR ENDED
July 31,
2008
Continuing operations:
Basic and diluted loss per common share	$(0.35)
Discontinued operations:
Basic and diluted loss per common share	$(0.03)

Note 9. Share-based compensation

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

Using the modified-prospective transition method, the compensation cost recognized during the year ended July 31, 2009, included (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R).

The following table reflects the assumptions utilized to value the 2006 stock option plan for the years ended July 31, 2009 and 2008 under SFAS 123R and using the Black-Scholes valuation model. Among other factors, the Black Scholes model considers the expected life of the option and the expected volatility of the Company's stock price in arriving at an option valuation. The risk-free interest rate is based upon U.S. Treasury Rates for instruments with similar terms. The expected term of the grants were estimated based upon the Company’s prior average experience. The Company has not paid cash dividends to date and does not plan to pay cash dividends in the near future. The volatility assumptions were derived from historical volatilities of competitors whose shares are traded in the public markets and are adjusted to reflect anticipated behavior specific to the Company.

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

HYBRID TECHNOLOGIES, INC. Notes to Consolidated Financial Statements July 31, 2009

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

The Company established the 2009 Restricted Stock Plan ("the 2009 Plan") in February, 2009 and filed an S-8 Registration Statement with the Securities and Exchange Commission that was declared effective. The 2009 Plan allows the Company's Board of Directors to issue up to 3,000,000 common shares pursuant to the 2009 Plan as compensation for services to the Company. The Company's Board of Directors has the discretion to set the price, vesting schedules and other terms and conditions for options granted under the 2009 Plan.

During the years ended July 31, 2009 and 2008, the Company granted 3,042,857 and 60,714 options, respectively with an option price of $0.90 and $2.00 per share for July 31, 2009 and 2008, respectively, to various consultants. During the years ended July 31, 2009 and 2008, 3,042,857 and 60,714 options, respectively, were vested at the fair market value of which was determined under the Black-Scholes formula to be approximately $2,630,000 and $804,000 in July 31, 2009 and 2008 and is included in general and administrative expenses. During the years ended July 31, 2009 and 2008, 1,429,833 and 66,667 options were exercised, respectively valued at $0.90 and $2.88 per share.

HYBRID TECHNOLOGIES, INC. Notes to Consolidated Financial Statements July 31, 2009

A summary of the Company’s Restricted Stock Plans follows:

Number of
Authorized options and ungranted:	Shares
Balance July 31, 2007	82,143
Options authorized (2006 Plan)	-
Options granted (2006 Plan)	60,714
Options cancelled/expired (2006 Plan)	-
Balance July 31, 2008 (2006 Plan)	142,857
Options authorized (2006 Plan)	-
Options granted (2006 Plan)	(142,857)
Options cancelled/expired (2006 Plan)	-
Options authorized (2009 Plan)	3,000,000
Options granted (2009 Plan)	(2,900,000)
Options cancelled/expired (2009 Plan)	-
Balance July 31, 2009 (2009 Plan)	100,000

		Weighted average
	Number of	exercise
Options granted and unexercised:	shares	price/share
Balance July 31, 2007	37,810	$3.55
Options cancelled during the year
ended July 31, 2008 (2006 Plan)	-
Options granted during the year
ended July 31, 2008 (2006 Plan)	60,714	$2.00
Options exercised during the year
ended July 31, 2008 (2006 Plan)	(66,667)	$2.88
Balance July 31, 2008	31,857	$2.00
Options cancelled during the year
ended July 31, 2009 (2006 Plan)	(59,881)	$1.49
Options granted during the year
ended July 31, 2009 (2006 Plan)	142,857	$0.90
Options exercised during the year
ended July 31, 2009 (2006 Plan)	(114,833)	$0.90
Options cancelled during the year
ended July 31, 2009 (2009 Plan)	-
Options granted during the year
ended July 31, 2009 (2009 Plan)	2,900,000	$0.90
Options exercised during the year
ended July 31, 2009 (2009 Plan)	(1,315,000)	$0.90
Unexercised options at July 31, 2009	1,585,000	$0.90

During the years ended July 31, 2009 and 2008, total related advances converted in return for the exercise of options under the plan amounted to approximately $1,287,000 and $400,000, respectively.

Range of	Options Outstanding	Weighted	Options Exercisable	Weighted
Exercisable	Outstanding at	Average	Exercisable at	Average
Prices	July 31, 2009	Exercise Price	July 31, 2009	Exercise Price
$0.90	1,585,000	$0.90	1,585,000	$0.90

The weighted average remaining contractual life of options outstanding at July 31, 2009 was approximately five years.

HYBRID TECHNOLOGIES, INC. Notes to Consolidated Financial Statements July 31, 2009

The aggregated intrinsic value of options outstanding and exercisable at July 31, 2009, was de minimus. The aggregate intrinsic value represents the total pre-tax value (the difference between the Company’s closing stock price on the last trading day of July 31, 2009 and the exercise price, multiplied by the number of in-the money options) that would have been received by the option holders had all option holders exercised their options on July 31, 2009.  The amount of aggregate intrinsic value will change based on the fair-market value of the Company’s common stock.

Note 10. Segment information

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

The following is financial information relating to the Company’s business segments:

	YEARS ENDED
	July 31,
	2009	2008
Revenues from external customers:
Telecommunication services
United States	$-	$-
India	-	- -
Canada	-	- -
Electric powered vehicle sales
United States	475,828	199,801
Hong Kong	-	-
India	-	-
Total revenues from continuing operations	$475,828	$199,801

	YEARS ENDED
Loss from continuing operations:	July 31,
Telecommunication services	2009	2008
United States	$-	$-
India	-	-
Canada	-	-
Electric powered vehicle sales
United States	(6,155,677)	(5,787,742)
Hong Kong	(1)	(2,119)
India	(85,034)	(78,411)
Total loss from continuing operations	$(6,240,712)	$(5,868,272)

HYBRID TECHNOLOGIES, INC. Notes to Consolidated Financial Statements July 31, 2009

Long-lived assets:
Telecommunication services
United States	$-	$-
India	-	-
Canada	-	-
Electric powered vehicle sales
United States	24,258	71,503
Hong Kong	-	-
India	-	-
Total long-lived assets	$24,258	$71,503

Capital expenditures:
Telecommunication services
United States	$-	$-
India	-	7,985
Canada	-	-
Electric powered vehicle sales
United States	42,253	93,970
Hong Kong	-	-
India	15,498	4,795
Total capital expenditures	$57,751	$106,750

Depreciation and amortization:
Telecommunication services
United States	$-	$16,532
India	-	10,276
Canada	-	-
Electric powered vehicle sales
United States	77,848	76,013
Hong Kong	-	-
India	4,502	586
Total depreciation
and amortization	$82,350	$103,407

Note 11. Income taxes

The Company adapted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on August 1, 2007. The implementation of FIN 48 did not impact the total amount of the Company’s liabilities for uncertain tax position.

The Company recorded no provisions for income taxes for the years ended July 31, 2009 and 2008.

HYBRID TECHNOLOGIES, INC. Notes to Consolidated Financial Statements July 31, 2009

A reconciliation of taxes on income computed at federal statuary rate to the amount provided is as follows:

	July 31,
	2009	2008
Tax provision computed at
federal statuary rate of 35%
continuing operations	$(2,378,818)	$(2,122,694)

Increase (decrease) in taxes
resulting from:
unused operating losses	2,378,818	2,122,694
	$-	$-

Components of deferred income tax assets are as follows:

	July 31,
	2009	2008
	Tax effect	Tax effect
Deferred tax assets - current:

United States net operating loss	$20,560,818	$18,182,000

Valuation allowances	(20,560,818)	(18,182,000)
	$-	$-

The net operating loss carry forward as of July 31, 2009 is approximately $58.7 million and will expire in years through 2024.

Note 12. Going concern

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

Note 13. Contingencies

Hybrid Electric Vehicles India Pvt. Ltd. entered into an 11 month lease agreement ending in August 2009. It is expected that in the normal course of business the lease will be continued or replaced by a similar arrangement or on a month to month basis.

Future minimum payments under this lease are approximately $414 per month or $3,312 through August 2009. Total rent expense for the year ended July 31, 2009 and 2008, amounted to approximately $4,900 and $3,500, respectively.

Effective April 16, 2008, SPI agreed to lease approximately 5,000 square feet of space in the Company’s North Carolina facility. The leased space will be suitable for, and utilized by SPI for, SPI’s developmental and manufacturing operations for licensed products pursuant to the license agreement. The leased space is leased on a month-to-month basis at a monthly rental of $2,625, the monthly rental to be escalated five (5%) percent annually. Although the lease was signed, the space is only 80% completed as of October 20, 2009. Also, effective April 16, 2008, the Company sold specified equipment and supplies related to the licensed agreement to SPI for the purchase price of $29,005. The Company also entered into a month to month lease agreement for $750 with SPI for renting offices in the Companies Las Vegas corporate office.

HYBRID TECHNOLOGIES, INC. Notes to Consolidated Financial Statements July 31, 2009

Total rent income for the year ended July 31, 2009 and 2008 amounted to approximately $39,000 and $6,500, respectively.

Surety bond
EVI applied to North Carolina Department of Motor Vehicles for a manufacturing license. This application required a surety bond of $50,000 for three years which the Company acquired from Kaercher Campbell & Associates. EVI was licensed as a motor vehicle dealer to engage in the business of selling motor vehicles on March 9, 2009, until March 31, 2010, by the State of North Carolina DMV.

Legal proceedings
The Company is currently involved in various claims and legal proceedings. Quarterly, the Company reviews the status of each significant matter and assesses its potential financial exposure and if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

An arbitration award in the amount of $70,803 was awarded to Keith Boucher against the Company for attorney’s fees and costs incurred in arbitration. EV Innovations, Inc. has filed a motion to vacate the award, which motion is scheduled for hearing in December 2009, in the District Court of Nevada in Clark County.

Barret Lyon, an individual, has filed suit against the Company in the Superior Court of California, San Mateo County, for alleged breach of warranty for a vehicle he purchased from the Company seeking $68,222 in damages, plus attorney’s fees estimated in the range of $10,000 to $30,000. The Company disputes his claims. Trial is set for December 2009.

F&C Promptly, Inc., a collection agency, filed in February 2009 a  lawsuit against the Company in the District Court, Clark County, Nevada, for approximately $32,000 for collection of the account of the Law Offices of Richard McKnight assigned to F&C Promptly, Inc. for collection.  The Company is separately suing Richard McKnight and brought a third party complaint against McKnight and his law office, alleging negligence and professional malpractice.

Caudle & Spears has obtained a default judgment against the Company in Meckenberg County, North Carolina, General Court, in the amount of $17,686. This law firm represented us in our litigation against Martin Koebler, a former employee, whom we successfully sued for return of Company property and other damages. The Company is in settlement negotiations with Caudle & Spears, since its judgment against Martin Koebler is still in the collection process.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures.

As of July 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and principal financial officer concluded that our disclosure controls and procedures were ineffective as a result of a significant deficiencies and material weaknesses as discussed in the following paragraph.

The reportable conditions identified relate to failure to require documentation substantiating the timing and terms of exercises of options and the failure properly to track compliance with two loan agreements to which we were party in the years ended July 31, 2009 and 2008. We have implemented certain procedures ensure that option exercises are properly recorded and financial transactions relating to payments on outstanding debt are properly recorded, documented and reviewed as to compliance with the particular loan agreement, for purposes of disclosure in our financial statements.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2009. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.
Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange
Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that, as of July 31, 2009, given the above reportable conditions, our internal control over financial reporting was not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act)
during the fourth quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company's chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

Item 9B. Other Information.

Default Under Wyndom Capital Loan Agreement

In October 2007, the Company entered into a loan agreement with Wyndom Capital Investments, Inc. (“Wyndom”). During the year ended July 31, 2008 the Company issued 3,333,335 shares of common stock as collateral for the note issued under the loan agreement. In February 2009 the Company had a 1:3 reverse stock split and issued 6,666,665 to Wyndom to make their shares held as collateral total 10,000,000.  The agreement provided for loans of up to $4,000,000 with interest payable monthly at a rate of 10% per annum and due in full in October of 2010. Loans under the agreement were secured by the Company’s shares of common stock at a rate of two and one half shares to each dollar of principal. The Company paid interest to Wyndom of approximately $342,000 for the year ended July 31, 2009 and $154,000 for the year ended July 31, 2008, respectively. The Company defaulted on the loan in February 2008 but Wyndom had waived the default until June 2009 when they took possession of the 10,000,000 shares they held as collateral. As a result, our liability of $4,000,000 for principal and accrued unpaid interest was extinguished as of June 16, 2009, the date on which Wyndom took possession of the final portion of the share collateral.

Our Default and Waiver Thereof Under Crystal Capital Ventures Loan Agreement

On May 5, 2008, the Company entered into a loan agreement with Crystal Capital Ventures Inc. (“Crystal”). The loan agreement provides for loans to the Company of up to $3,000,000, with a minimum initial loan of $500,000 on May 19, 2008. The notes under the loan agreement bear interest payable monthly in arrears at the rate of 10% per annum and mature and are due and payable May 4, 2011 and are secured by shares of the Company’s common stock held by Crystal. The Company is required to issue shares as collateral at the rate of two and one half shares of the Company’s common stock for each dollar principal amount of the loan advanced to the Company.  Following disbursement of the first $1,000,000 of funds pursuant to the loan agreement, on May 27, 2008, the Company issued 2,500,000 shares of common stock as collateral to Crystal. After the 1:3 reverse stock split in February 2009 the Company issued Crystal an additional 5,000,000 shares to make their shares held as collateral total 7,500,000.

As of July 31, 2009, the Company had borrowed $2,853,859 under the loan agreement, and as of August 12, 2009 had borrowed the full $3,000,000 from Crystal.  The Company paid interest to Crystal of approximately $173,000 for the year ended July 31, 2009 and $11,000 for the year ended July 31, 2008. The Company went into default on the loan agreement in August 2008 for failure to make required interest payments, but Crystal has waived default on all interest payments that have not been made as of November 9, 2009.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages as of October 30, 2009 are as follows:

Name	Age	Position
Stacey Fling	50	Chief Executive Officer, President and Director

Holly A. Roseberry	56	Director

Our Board of Directors now consists of two directors. The following information with respect to the principal occupation or employment of each officer and director, the principal business of the corporation or other organization in which such occupation or employment is carried on, and such person's business experience during the past five years, has been furnished to the Company by the respective officers and director:

STACEY FLING graduated from South San Francisco High School in South San Francisco, California, in 1977.  Since June 2003, Ms. Fling has been the President of A & S Holdings, Inc., a real estate investment and development company located in Las Vegas, NV.  Prior to 2003, Ms. Fling managed the administrative offices of an environmental remediation and monitoring company with offices in San Diego, California, as well as in Las Vegas, Nevada.

HOLLY A. ROSEBERRY  was  appointed  as our  secretary,  treasurer  and  chief financial  officer on February 20, 2002. On November 15, 2002, she resigned from these positions and was appointed as our president,  chief executive officer and as a  director.   On May 1, 2009, she resigned from all offices held with the Company and later agreed to continue as a director. From 2001 to 2003,  she acted as  manager  for the Azra Shopping Center. She obtained a Bachelor of Arts degree from Sacred Heart University in Bridgeport, Connecticut in 1973. Ms. Roseberry was employed from 1993 to 1996 as human  resources  manager,  and from 1997 to 1999 as  business  office  manager,  of the Las Vegas  location of Wards Department Store.  Ms. Roseberry has held the positions of President, Chief Executive Officer and a Director of our former majority-owned subsidiary, Zingo, Inc. August 30, 2005 to June 4, 2008.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees

We do not have any committees of the Board of Directors. We intend to have an audit committee; the sole member of our audit committee, Brian Newman, resigned on May 1, 2009.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors,  and  persons  who  beneficially  own more  than ten  percent  of the Company's  equity  securities,  to file  reports  of  ownership  and  changes in ownership with the Securities and Exchange Commission.  Officers,  directors and greater than ten percent  shareholders are required by SEC regulation to furnish the  Company  with copies of all  Section  16(a)  forms they file.  Based on its review of the copies of such forms  received  by it, the Company  believes  that during the fiscal  year ended  July  31,  2009 all such  filing  requirements applicable to its officers and  directors  were  complied  with.

Item 11. Executive Compensation.

The following table sets forth certain information as to the Company's  highest paid  executive  officers  and  directors  for the  Company's  fiscal years ended July  31,  2009, 2008 and 2007.  No other compensation was paid to any such  officer or director other than the cash compensation set forth below.

SUMMARY COMPENSATION TABLE

Name and Principal Position** (a)	Year * (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation (i)	Total ($) (j)
Holly
Roseberry
President	2007	$60,500							$60,500
	2008	$64,720							$64,720
	2009	$52,040						$1,154	$53,194
Stacey Fling, President	2009	$16,923							$16,923
Mehboob
Charania,
Director	2007	$1,827							$1,827

* Years ended July 31, 2009, 2008 and 2007.

**  Holly  Roseberry has held the office of President from November 15, 2002 to May 1, 2009. Ms. Roseberry, as President and Chief Executive Officer, received management fees of $1,100 per week through December 31, 2006 and $1,210 per week thereafter in our 2007 fiscal year. Her compensation for 2007 included $12,000 of directors fees paid by one of our subsidiaries.

Option/SAR Grants in Last Fiscal Year

There were no grant of options to purchase our common stock to our officers or directors in fiscal 2009, and there were no exercises of such options during or options held at the end of such fiscal year by officers or directors.

Directors’ Compensation

The following table shows compensation paid to our directors in the fiscal year ended July 31, 2009.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Stacey Fling	$3,000						$3,000
Mehboob Charania	$6,000						$6,000
Brian Newman	$9,000						$9,000
Gregory Navone	$11,322						$11,322
Holly Roseberry	$2,000						$2,000

*  Stacey Fling has acted as a director since May 1, 2009; Mehboob Charania resigned as a director on November 28, 2008; Brian Newman resigned as a director on May 1, 2009; Gregory Navone resigned as a director on July 10, 2009; and Holly Roseberry commenced service as a Director on June 1, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned  beneficially as of November 2, 2009 by: (i) each person  (including  any group) known to us to own more than five percent (5%) of any  class of our  voting  securities,  (ii)  each of our  directors,  and (iii)officers and directors as a group. Unless otherwise indicated,  the shareholders listed  possess  sole  voting and  investment  power with  respect to the shares shown.

				Percentage of
	Name and address	Number of Shares		Outstanding
Title of class	of beneficial owner	of Common Stock		Common Stock(1)
Common Stock	Holly Roseberry	7		*
	Director
	4894 Lone Mountain Rd. #168
	Las Vegas, Nevada 89130

	Stacey A. Fling
	President and Chief Executive Officer	177		*
	4894 Lone Mountain Rd. #168
	Las Vegas, Nevada 89130

	All Officers and Directors	184		*
	Directors as a Group (2 persons)

	Crystal Capital Ventures Inc.	7,500,000	(2)	35.24%
	1274 Sundial Ave. Coral Grove
	PO Box 2135
	Belize City, Belize

	Liberty Financial Group Ltd.	8,000,000		37.58%
	76 Dean Street
	P.O. Box 644
	Belize City, Belize

*        Less than 1%

(1)	As of November 2, 2009, there were 21,284,101 shares of our common stock issued and outstanding.

(2)	Held as collateral pursuant to Loan Agreement with the Company dated May 5, 2008.

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

The Company received and repaid additional advances from SSRI (owned by a Company stockholder) for the years ended July 31, 2009 and 2008 in amounts of approximately $2,174,399 and $2,114,459, respectively for 2009 and $3,732,000 and $3,592,000, respectively for 2008. As of July 31, 2009 and 2008, the amount due to SSRI was $97,940 and $38,000, respectively.

The Company received and repaid additional advances from A & S Holding (owned by a previous Company president) for the years ended July 31, 2009 and 2008 in the amount of $0 for 2009 and $11,000 and $0, respectively for 2008. As of July 31, 2009 and 2008, the amount due to the Company was $0.

The Company received and repaid additional advances from Greg Navone (a director of the Company prior to July 10, 2009) for the years ended July 31, 2009 and 2008 in amount of $51,000 and $51,000, respectively for 2009 and $115,000 and $0, respectively for 2008. As of July 31, 2009 and 2008, the amount due to the Company was $0.  Mr. Navone resigned as a director of the Company on July 10, 2009.

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

Superlattice agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the Licensed Products. In the initial year under the License Agreement, Superlattice invested approximately $264,043 in the development of technology, and therefore is not in compliance with its obligations under this covenant of the license agreement.  We have advised Superlattice in a letter dated October 1, 2009, that we will not give notice of default against Superlattice for its failure to comply with this covenant in the first year of the term of the License Agreement.

Effective April 16, 2008, Superlattice agreed to lease approximately 5,000 square feet of space (“Leased Space”) in our North Carolina facility, such Leased Space to be suitable for, and utilized by Superlattice for, Superlattice’s developmental and manufacturing operations for Licensed Products pursuant to the License Agreement.  The Leased Space is leased on a month-to-month basis at a monthly rental of $2,500, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, we also sold to Superlattice for the purchase price of $29,005, specified equipment and supplies related to the Licensed Field.

Item 14.  Principal Accountant Fees and Services.

(1)	Aggregate fees for the last two years:	2009-$29,000	2008-$30,000

(2)	Audit related fees:	2009- NA	2008- NA

(3)	Tax fees:	2009- NA	2008- NA

(4)	All other fees.		NA

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

3.1e
Certificate of Amendment to Articles of Incorporation, filed effective December 24, 2007. (Incorporated by reference to Exhibit 3.1e to the Company’s Annual Report on Form 10-K, filed with the
Commission on November 12, 2008.)

3.1f
Certificate of Amendment to Articles of Incorporation, filed effective February 19, 2009.(Incorporated by reference to Exhibit 3.1f to the Company’s Current Report on Form 8-K, filed with the Commission on February 27, 2009.)

3.2	By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 29, 2001.)

4.1	Specimen Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on November 8, 2006.)

4.2	Whistler Investments, Inc. 2003 Restricted Stock Plan. (Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the Commission on July 18, 2003.)

4.3	EV Innovations, Inc. 2005 Restricted Stock Plan. (Incorporated herein by reference to Exhibit 4. to the Company's Registration Statement on Form S-8 filed with the Commission on April 22, 2005.)

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

10.2
Mineral Property Staking and Sales agreement, dated 20 September 19, 2000, between Mr. Edward McCrossan and the Company. (Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 29, 2001.)

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

10.12
Memorandum of Understanding, dated March 15, 2004, between Shanghai Geely Metop International and the Global Electric 21 subsidiary of Whistler Investments, Inc. (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on October 4, 2004.)

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

10.18
Notice, dated July 2, 2005, from EV Innovations, Inc. To RV Systems, Inc. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on October 26, 2005.)

10.19
Nonreimbursable Space Act Agreement between National Aeronautics and Space Administration, John F. Kennedy Space Center and EV Innovations, Inc. (Incorporated
by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-QSB, filed with the Commission on March 17, 2006.

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

10.29	Letter to the Superlattice Power, Inc., dated October 1, 2009, waiving default under April 14, 2008 License Agreement, filed herewith.

21	Subsidiaries of Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In  accordance  with  Section 13 or 15(d) of the Exchange  Act,  the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EV INNOVATIONS, INC.

Date: November 10, 2009	By:	/s/ Stacey Fling
Stacey Fling
Chief Executive Officer and Principal Financial Officer

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stacey Fling
Stacey Fling
President and C.E.O.
(President, Chief Executive Officer
Principal Financial Officer and Director)

Date: November 10, 2009

By:	/s/ Holly Roseberry
Holly Roseberry
(Director)

Date: November 10, 2009

EXHIBIT INDEX

10.29	Letter to the Superlattice Power, Inc., dated October 1, 2009, waiving default under April 14, 2008 License Agreement.

23	Consent of Independent Registered Public Accounting Firm.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.