Form 10-Q
period 2009-10-31
EV Innovations, Inc.
filed 2009-12-08
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the SecuritiesExchange Act of 1934

For the quarterly period ended October 31, 2009

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                 to________________

Commission File Number                      000-33391

EV INNOVATIONS, INC.
(Exact name of Small Business Issuer as specified in its charter)

Nevada	88-0490890
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4894 Lone Mountain #168, Las Vegas NV	89130
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:  702-425-7376

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 21,569,101 as of December 1, 2009.

EV INNOVATIONS, INC.

I N D E X

TABLE OF CONTENTS

2

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2009.

            The results of operations for the three months ended October 31, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

EV INNOVATIONS, INC.

Consolidated Balance Sheets
(UNAUDITED)

	October 31,	July 31,
ASSETS	2009	2009

Current assets:
Cash	$10,874	$5,182
Accounts receivable, net of allowance for
doubtful accounts of $0	-	13,522
Inventories	116,580	227,826
Employee advances	3,475	1,508
Other current assets	14,640	18,009
Total current assets	145,569	266,047

Property and equipment, net	1,973,363	1,989,981

Other long term assets:
Deferred patent costs	24,258	24,258
Total other long term assets	24,258	24,258

	$2,143,190	$2,280,286

LIABILITIES AND DEFICIENCY

Current liabilities:
Current portion of long-term debt	$35,433	$39,702
Accounts payable and accrued expenses	1,160,388	999,749
Customer deposits	314,222	391,199
Deferred revenue	3,178	3,808
Advances from related parties	272,125	97,940
Total current liabilities	1,785,346	1,532,398

Long-term debt - less current portion above	3,914,438	3,774,668

Commitments and contingencies	-	-

Deficiency:
EV Innovations, Inc. deficiency:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued	-	-
Common stock, $.001 par value, 50,000,000 authorized;
outstanding 21,284,101 at October 31, 2009 and
20,884,101 at July 31, 2009, respectively	21,284	20,884
Additional paid-in-capital	56,090,774	55,731,174
Deficit accumulated during the development stage	(59,654,894)	(58,765,425)
Cumulative other comprehensive loss	(13,758)	(13,413)
Total EV Innovations, Inc. deficiency	(3,556,594)	(3,026,780)

Noncontrolling interest	-	-
Total deficiency	(3,556,594)	(3,026,780)

Total liabilities and deficiency	$2,143,190	$2,280,286

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EV INNOVATIONS, INC.

Consolidated Statements of Operations
(UNAUDITED)

	THREE MONTHS ENDED
	October 31,
	2009	2008

Sales	$124,910	$1,945

Costs and expenses:
Cost of sales	165,497	-
General and administrative	371,322	483,901
Research and development	432,621	416,252
	969,440	900,153

Loss from operations	(844,530)	(898,208)

Other income (expense):
Interest expense	(62,564)	(27,293)
Interest income	-	7,077
Other income	17,625	19,415

Net loss from operations	(889,469)	(899,009)

Provision for (benefit from) income tax	-	-

Net loss	(889,469)	(899,009)

Less: Net loss attributable to noncontrolling interest	-	-

Net loss attributable to EV Innovations, Inc.	$(889,469)	$(899,009)

Loss per share - basic and diluted:
Loss per common share attributable to EV Innovations, Inc.
common shareholders	$(0.04)	$(0.04)

Weighted shares outstanding - basic and diluted	21,014,535	23,347,257

Amounts attributable to EV Innovations, Inc. common shareholders:
Net loss	$(889,469)	$(899,009)

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EV INNOVATIONS, INC.

Consolidated Statement of Comprehensive Loss
(UNAUDITED)

	THREE MONTHS ENDED October 31,
	2009	2008
Net loss	$(889,469)	$(899,009)

Other comprehensive income
Currency translation adjustment	(345)	2,361

Comprehensive loss	(889,814)	(896,648)

Comprehensive loss attributable to noncontrolling interest	-	-

Comprehensive loss attributable to EV Innovations, Inc.	$(889,814)	$(896,648)

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EV INNOVATIONS, INC.

Consolidated Statement of Stockholders' Equity (Deficiency)
(UNAUDITED)

					Cumulative
			Additional		Other
	Common stock		Paid-in		Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income (loss)	Interest	Total
Balance July 31, 2008	23,347,257	$23,347.00	$47,790,509.00	$(51,947,451.00)	$5,630.00	$-	$(4,127,965.00)

Stock issuances
Exercise of options (valued at $0.90 per share)	3,500	4	(4)	-	-	-	-
1:3 Reverse stock split adjustment	(15,566,844)	(15,567)	15,567	-	-	-	-
Value of stock options issued (valued at $0.90 per share)	-	-	2,630,000	-	-	-	2,630,000
Common stock issued as collateral on loan	11,666,664	11,667	(11,667)	-	-	-	-
Exercise of options (valued at $0.90 per share)	1,433,524	1,433	1,285,417	-	-	-	1,286,850
Conversion of loan to equity	-	-	4,000,000	-	-		4,000,000
Conversion of accrued interest to equity	-	-	21,352	-	-		21,352
Net (loss) for the period	-	-	-	(6,817,974)	-	-	(6,817,974)

Foreign currency transactions	-	-	-	-	(19,043)	-	(19,043)

Balance July 31, 2009	20,884,101	20,884	55,731,174	(58,765,425)	(13,413)	-	(3,026,780)

Stock issuances
Exercise of options (valued at $0.90 per share)	400,000	400	359,600				360,000
Net (loss) for the period	-	-	-	(889,469)	-	-	(889,469)

Foreign currency transactions					(345)		(345)

Balance October 31, 2009	21,284,101	$21,284	$56,090,774	$(59,654,894)	$(13,758)	$-	$(3,556,594)

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EV INNOVATIONS, INC.

Consolidated Statements of Cash Flows
(UNAUDITED)

	THREE MONTHS ENDED
	October 31,
	2009	2008

Cash provided by (used in) Operating Activities:
Net (loss)	$(889,469)	$(899,009)
Items not affecting cash flows
Depreciation and amortization	21,469	19,617
Changes in operating assets and liabilites
(Increase) decrease in accounts receivable	13,522	(119,560)
(Increase) decrease in inventories	111,246	(41,781)
(Increase) in employee advances	(1,967)	(3,564)
Decrease in prepaid expenses and other assets	3,369	57,300
Increase in accounts payable and accrued expenses	192,840	98,198
Increase (decrease) in customer deposits	(76,977)	110,171
(Increase) in deferred revenue	(630)	-
Cash used in operating activities	(626,597)	(778,628)

Cash provided by (used in) Investing Activities:
Purchase of property and equipment	(4,851)	(11,838)

Cash provided by (used in) Financing Activities:
Proceeds from the issuance of debt	113,941	306,995
Advances from related parties	740,266	681,087
Payments of related party advances	(206,081)	(270,292)
Payments of debt	(10,641)	(8,347)
Cash provided by financing activities	637,485	709,443

Effect of exchange rate changes on cash and cash equivalents	(345)	(17,600)

Net increase (decrease) in cash	5,692	(98,623)

Cash at beginning of period	5,182	101,095

Cash at end of period	$10,874	$2,472

Supplemental information:
Cash paid during the year for:
Interest paid	$26,615	$-
Income taxes paid	$-	$-
Non - cash financing activities:
Shares issued for related party advances	$360,000	$-
Accrued expenses transferred to long term debt	$32,201	$-

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EV INNOVATIONS, INC.
Notes to Unaudited Consolidated Financial Statements
October 31, 2009

Note 1. Financial statement presentation

The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements.  Therefore, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on form 10-K for the year ended July 31, 2009 as filed with the Securities Exchange Commission.

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

The Company is currently pursuing the development and marketing of electric powered vehicles and products based on the advanced lithium battery technology it has developed. As of July 31, 2009 the Company no longer considered itself a development stage company as planned principal operations have began in its primary line of business. The Company is organized by line of business and geographic area. The Company had two businesses, telecommunication services and the development and sale of electric powered vehicles.

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

Under the terms of the license agreement, SPI has agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the Licensed Products. To date, investments have been made in the amount of $314,517 in the development of technology, and therefore, is not in compliance with its obligations under this covenant of the license agreement.  The Company has advised SPI in a letter dated October 1, 2009, that it will not give notice of default against SPI for their failure to comply with this covenant in the first year of the term of the license agreement.

Basis of presentation
The Company’s financial statements for the three months ended October 31, 2009 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. As of October 31, 2009, the Company had a working capital deficiency of approximately $1.5 million and a deficiency of approximately $3.5 million. In addition, during the year ended July 31, 2009, the Company defaulted on interest payments on a loan and the shares used as collateral to secure the loan to Wyndom Capital Investments, Inc. (“Wyndom”) was used to extinguish the loan and all unpaid interest. The 10,000,000 shares to Wyndom to extinguish the debt represents 47.9% of the Company’s outstanding shares, sufficient to make Wyndom the controlling shareholder. The Company currently is still in default on the interest payments for the second loan. See Note 5 for further information. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

EV INNOVATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

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

EV INNOVATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Fair value of financial instruments
The fair value of accounts receivables, accounts payable and accrued expenses, long term debt, customer advances, and advances from related parties approximates fair value based on their short maturities.

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. As permitted by ASC 820, the Company delayed implementation of this standard for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective August 1, 2009.

The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of October 31, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 2 or Level 3 during the three months ended October 31, 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of October 31, 2009.

Assets at fair value as of October 31, 2009 using
Quoted prices in
		active markets for	Significan other	Significant
		identical assets	observable inputs	unobservable
	Total	(Level 1)	(Level 2)	inputs (Level 3)
Cash and cash equivalents	$10,874	$10,874	$-	$-

The Company had no financial assets accounted for on a non-recurring basis as of October 31, 2009.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended October 31, 2009 and the Company did not have any financial liabilities as of October 31, 2009.

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.

Cash and cash equivalents
Cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash with original maturities of three months or less.

EV INNOVATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Accounts receivable
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

Deferred patent costs
The Company capitalizes costs directly incurred in pursuing patent applications as deferred patent costs. When such applications result in an issued patent, the related costs are amortized over the remaining legal life of the patents, which is assumed to be 17 years, using the straight-line method. On a quarterly basis, the Company reviews the issued patents and pending patent applications and if the Company determines to abandon a patent application, or an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed. As of October 31, 2009 there were only pending patent applications.

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

Revenue recognition
The Company recognizes revenue in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”, (“ASC 605”) and other relevant accounting literature.  Revenue is recognized when the product has been delivered and title and risk of loss have passed to the customer, collection of the resulting receivable is deemed reasonably assured by management, persuasive evidence of an arrangement exists and the sale price is fixed and determinable.

Shipping and handling
Shipping and handling costs related to services and product sales are expensed as incurred.

Advertising
Advertising costs are expensed as incurred and are included in general and administrative expenses. Total advertising expenditures for the three months ended October 31, 2009 and 2008 and amounted to approximately $18,000 and $170,000, respectively.

EV INNOVATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Research and development
No set amount has been set aside for research and development (“R&D”) but all projects and purchases must be approved before being started or purchased. As of October 31, 2009, there have been expenses put toward research and development. For the three months ending October 31, 2009, salaries, payroll taxes, and benefits amounted to approximately $406,000 in R&D, parts and supplies was approximately $14,000, shipping charges, battery management systems and other R&D were approximately $5,000, $8,000 and $200, respectively.

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

Effective August 1, 2007, uncertain tax positions are accounted for in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”).

Long-lived assets
The Company accounts for long-lived assets in accordance with FASB ASC 360-10-35, “Impairment or Disposed of Long-lived Assets”, (“ASC 360-10-35”). The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that may suggest impairment. The Company recognizes impairment when the sum of undiscounted future cash flows is less than the carrying amount of the asset. The write down of the asset is charged to the period in which the impairment occurs.

Foreign currency translation
The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Cumulative Other Comprehensive Income (Loss). The translation losses for the three months ended October 31, 2009 and 2008 were approximately $300 and $2,400, respectively.

Comprehensive loss
The Company reports comprehensive loss in accordance with the requirements of FASB ASC 220-10-15, “Comprehensive Income”, (“ASC 220-10-15”). For the three months ended October 31, 2009 and 2008, the difference between net loss and comprehensive loss is foreign currency translation.

Loss per Share
Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period. All potentially dilutive securities, which include options and warrants convertible into 1,185,000 and 1,019,000 common shares at October 31, 2009 and 2008, respectively, have been excluded from the computations, as their effect is anti-dilutive.

EV INNOVATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Recently issued pronouncements
During the first quarter of 2009, the Company implemented additional interim disclosures about fair value of financial instruments, as required by FASB ASC Paragraph 825-10-65-1.  Prior to implementation, disclosures about fair values of financial instruments were only required to be disclosed annually.  As the required modifications only related to additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s financial position or results of operations.

Beginning in the first quarter of 2009, the Company must disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC Paragraph 855-10-50-1.  With regards to the condensed consolidated financial statements and notes to those financial statements contained in this Form 10-Q, the Company has evaluated all subsequent events through December 7, 2009 (the date the Company’s financial statement are issued).

In September 2009, the FASB implemented certain modifications to FASB ASC Topic 860, Transfers and Servicing, as a means to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. These modifications must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

During the first quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105, “Generally Accepted Accounting Principles” (the “Codification”).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s condensed consolidated financial statements, it did not result in any impact on the Company’s results of operations, financial condition or cash flows.

Updates to the FASB Codification Applicable to the Company

The FASB has published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This Update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

EV INNOVATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Note 2. Inventories

Inventories consist of the following:

	October 31,	July 31,
	2009	2009
Raw materials	$68,758	$119,153
Work in progress	47,822	108,673
Finished goods	-	-
	$116,580	$227,826

Raw materials, work in progress and finished goods for the three months ended October 31, 2009, and year ended July 31, 2009, is related to the Company’s planned sales of electric powered vehicles.

Note 3. Property and equipment

Property and equipment consist of:

	October 31,	July 31,
	2009	2009
Building and improvements	$1,275,086	$1,274,636
Furniture and fixtures	30,582	29,023
Office equipment	143,965	143,965
Machinery and equipment	36,971	36,971
Vehicles	60,979	60,979
Software costs	35,766	32,924
Land	700,000	700,000
	2,283,349	2,278,498
Less accumulated depreciation	(309,986)	(288,517)
	$1,973,363	$1,989,981

Depreciation expense for the three months ended October 31, 2009 and 2008 was $21,469 and $19,617, respectively.

Note 4. Advances from related parties and related party transactions

The Company received and repaid additional advances from SSRI (owned by a Company stockholder) for the three months ended October 31, 2009 and year ended July 31, 2009 in amounts of approximately $729,000 and $452,000, respectively for October 2009 and $2,174,400 and $827,600, respectively, for July 2009. As of October 31, 2009 and July 31, 2009, the amount due to SSRI was $374,671 and $97,940, respectively.

The Company received and repaid additional advances from Greg Navone (Director of the Company) for the three months ended October 31, 2009 and year ended July 31, 2009 in amount of $0 and $0, respectively for October 2009 and $51,000 and $51,000, respectively, for July 2009. As of October 31, 2009 and July 31, 2009, the amount due to the Company was $0 and $0, respectively. Mr. Navone resigned as a Director of the Company on July 10, 2009.

The Company received and repaid additional advances from Superlattice Power, Inc. (prior subsidiary) for the three months ended October 31, 2009 and year ended July 31, 2009 in amounts of $10,800 and $113,346, respectively for October 2009 and $0 and $0, respectively, for July 2009. As of October 31, 2009 and July 31, 2009, the amount due to the Company was $102,546 and $0, respectively.

Due from related parties and advances from related parties are reported as current assets or liabilities. These advances are not subject to written agreements and have no specific repayment terms but are deemed due on demand and are not interest bearing notes except for the Greg Navone note.

EV INNOVATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Note 5. Long-term debt

Long-term debt consists of:

	October 31,	July 31,
	2009	2009
10.875% note payable to Bayview Loan
Servicing, LLC, payable in monthly
installments of approximately $11,388 including
interest, collateralized by real property
due in full on or before December 2022 (1)	$946,931	$954,631

10% note payable to Crystal Capital
Ventures, payable in May 2011
collateralized by 7,500,000 shares of
the Company's common stock (2)	3,000,000	2,853,859

15.8% note payable to Allegiance
Direct Bank, payable in monthly
installments of approximately $525,
due in full on October 2008 (3)	2,940	5,880
	3,949,871	3,814,370
Less current portion	(35,433)	(39,702)
	$3,914,438	$3,774,668

Principal maturities on continuing operations are as follows for the years ended July 31:

2010	$29,062
2011	3,038,807
2012	43,245
2013	48,189
2014	53,699
Thereafter	736,869
$3,949,871

(1) In November 2007, the Company refinanced a loan on a building. The Company paid the remainder of the loan to Richard Howard, with $50,000 in cash and $1,000,000 from the new loan proceeds. The new loan with Bayview Loan Servicing, LLC is $1,000,000. The loan has an interest rate at 10.875% per annum with a monthly payment of $11,388, including interest. The loan is due on December 1, 2022. Interest expense for the three months ended October 31, 2009 and 2008 for Bayview Loan Servicing, LLC is approximately $26,500 and $27,300, respectively.

(2) On May 5, 2008, the Company entered into a loan agreement with Crystal Capital Ventures Inc. (“Crystal Capital”). The loan agreement provides for loans to the Company of up to $3,000,000, with a minimum initial loan of $500,000 taking place on May 19, 2008. The notes bear interest payable monthly in arrears at the rate of 10% per annum; and mature and are due and payable May 4, 2011. The loans under the loan agreement are secured by shares of the Company’s common stock held by Crystal Capital. The Company is required to issue shares as collateral at the rate of two and one half shares of the Company’s common stock for each dollar principal amount of the loan advanced to the Company.  Following disbursement of the first $1,000,000 of funds pursuant to the loan agreement, on May 27, 2008, the Company issued 7,500,000 shares of common stock as collateral to Crystal Capital. After the 1:3 reverse stock split in February 2009 the Company issued Crystal an additional 5,000,000 shares to make their shares held as collateral total 7,500,000.

EV INNOVATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

As of October 31, 2009, the Company has borrowed the full $3,000,000 under the loan agreement from Crystal Capital. The Company paid interest to Crystal Capital of approximately $0 for the three months ended October 31, 2009 and $0 for the three months ended October 31, 2008, respectively. The Company went into default on the loan agreement in August 2008 but, as of December 7, 2009, the Company had not received notice of default from Crystal Capital.

(3) On January 31, 2009 the Company financed a workman’s compensation policy with Allegiance Direct Bank for the period January 31, 2009 to January 31, 2010 for $6,396.  The Company was required to make a down payment of approximately $1,966 in January 2009 and monthly payments including interest of 15.8%. Interest expense for the three months ended October 31, 2009 and 2008 Allegiance Direct Bank is approximately $152 and $98, respectively.

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

On January 15, 2009, the Company’s shareholders approved a 1:3 reverse stock split for the outstanding shares but it did not take effect until February 19, 2009. Common stock, authorized shares was 35,714,285 and was increased to 50,000,000 on February 19, 2009. On February 20, 2009, the Company issued Wyndom Capital Investments, Inc. an additional 6,666,665 shares as collateral for a loan that in June 2009 went into default and the share collateral for which was taken by the lender. Crystal Capital Ventures Inc. was issued 4,999,999 shares so they again hold 7,500,000 post reverse stock split shares as of February 20, 2009, as collateral for a loan of up to $3,000,000 as discussed in Note 5.

The remainder of the shares under the 2006 stock option plan were granted and exercised on February 24, 2009, which closed that plan. The Company has registered the 2009 stock option plan with the SEC for 3,000,000 shares, and of those 2,900,000 shares have been granted at an exercise price of $0.90 per share. 400,000 shares were exercised for the three months ended October 31, 2009.

Note 7. Segment information

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management. The Company is organized by geographical area for the sale of electric powered vehicles.

EV INNOVATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

The following is financial information relating to the Company’s business segments:

	THREE MONTHS ENDED
	October 31,
	2009	2008

Revenues from external customers:
United States	$124,910	$1,945
Hong Kong	-	-
India	-	-
Total revenues	$124,910	$1,945

Loss from operations:
United States	$(842,773)	$(873,437)
Hong Kong	-	(1)
India	(1,835)	(24,770)
Total loss	$(844,608)	$(898,208)

Note 8. Share based compensation

The Company records compensation expense in its consolidated statement of operations related to employee stock-based options and awards in accordance with FASB ASC 718, “Compensation”, (“ASC 718”).

The Company recognizes the cost of all employee stock options on a straight-line attribution basis over their respective contractual terms, net of estimated forfeitures. The Company has selected the modified prospective method of transition.

On September 30, 2009, 400,000 stock options were exercised at an exercised price of $.90 for a value of $360,000.

Stock Option Plan

As of October 31, 2009, 1,285,000 shares of common stock remain available for issuance under the stock option plan.

A summary of the option activity under the Company’s stock option plan as of July 31, 2009 and changes during the three months ended October 31, 2009, is presented below.

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise Share	Remaining	Intrinsic
Options	Shares	Price	Contractual	Value
Outstanding at July 31, 2009	1,585,000	$2.90
Options granted	-	$0.90
Options exercised	(400,000)	$0.90
Options cancelled/expired	-

Outstanding at October 31, 2009	1,185,000	$0.90	4.68 years	$580,650

Exercisable at October 31, 2009	1,185,000	$0.90

Stock compensation expense applicable to stock options for the three months ended October 31, 2009 and 2008 was approximately $0 and $0, respectively. The aggregate intrinsic value of options outstanding as of October 31, 2009 was $580,650.

EV INNOVATIONS, INC.
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

1,185,000 of the Company’s outstanding options were exercisable as of October 31, 2009.

Note 9. Net loss per common share

Loss per share is computed based on the weighted average number of shares outstanding during the year. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified periods. The Company has no outstanding options, warrants or other convertible instruments that could affect the calculated number of shares.

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the three months ended October 31, 2009 and 2008.

	THREE MONTHS ENDED
	October 31,
	2009	2008
Basic and diluted EPS:
Net loss ascribed to common shareholders - basic and diluted	$(889,547)	$(899,009)
Weighted shares outstanding - basic and diluted	21,014,535	23,347,257
Basic and diluted net loss per common share	$(0.04)	$(0.04)

Net loss per common share for the three months ended October 31, 2008 has been revised.  This revision was immaterial to the Company’s consolidated results of operations and financial position. See below for further discussion. All share and per share amounts have been restated to reflect the one-for-seven and one-for-three reverse stock split as discussed in Note 6.

The amounts previously reported, in October 2008, were as follows:

THREE MONHTS ENDED
October 31,
2008
Basic and diluted loss per common share	$(0.35)

Note 10. Going concern

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

Note 11. Commitments and contingencies

Effective April 16, 2008, SPI agreed to lease approximately 5,000 square feet of space in the Company’s North Carolina facility. The leased space will be suitable for, and utilized by SPI for, SPI’s developmental and manufacturing operations for licensed products pursuant to the license agreement. The leased space is leased on a month-to-month basis at a monthly rental of $2,625, the monthly rental to be escalated five (5%) percent annually. Although the lease was signed, the space is only 80% completed as of October 20, 2009. Also, effective April 16, 2008, the Company sold specified equipment and supplies related to the licensed agreement to SPI for the purchase price of $29,005. The Company also entered into a month to month lease agreement for $750 with SPI for renting offices in the Company’s Las Vegas corporate office.

EV INNOVATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Total rent income for the three months ended October 31, 2009 and 2008 amounted to approximately $18,000 and $17,000, respectively.

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

Barret Lyon, an individual, has filed suit against the Company in the Superior Court of California, San Mateo County, for alleged breach of warranty for a vehicle he purchased from the Company seeking $68,222 in damages, plus attorney’s fees estimated in the range of $10,000 to $30,000. The Company has entered into a settlement agreement with Mr. Lyon.

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

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward- looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this section.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2009 and 2008

We had sales of $124,910 and incurred a net loss of $889,469 for the three months ended October 31, 2009, which included general and administrative costs of $371,322 and research and development expense of $432,621.

Our net loss for the  three-month  period  ended October 31, 2009 decreased from the comparative period in fiscal 2008 (from $899,009 in 2008 to $889,469 in 2009). This was primarily due to an decrease in general and administrative expense from $483,901 in the three-month period ended October 31, 2008, to $371,322 for the comparable period in 2009, a higher research and development expense of $432,621 in 2009 compared to $416,252 in 2008; and an increase in sales from $1,945 in the three-month period ended October 31, 2008, to $124,910 in 2009.  Cost of sales in 2009 was $165,497, as compared to $-0- in 2008. In 2009, we also incurred interest expense of $62,564 related to loans payable, as compared with $27,293 for the comparable period in 2008.

The principal components of general and administrative costs in the three month period ended October 31, 2009 were advertising and promotion for media marketing of approximately $19,000, salaries of approximately $72,000, professional consulting, legal and accounting fees of approximately $117,000, and depreciation expense of approximately $21,000. General and administrative costs also included finders and consulting fees of approximately $15,000, travel expense of approximately $18,000, and rent and office expenses of approximately $15,000. We incurred $432,621 in research and development costs in the three months ended October 31, 2009. The principal components of research and development costs in the three month period ended October 31, 2009 were consulting fees, salaries and wages, including payroll taxes and expenses, of approximately $406,000, and approximately $27,000 of costs related to project development and parts and supplies.

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

  Since February 2004, the LiVTM series electric vehicle has been tested and is under review by a number of government agencies. The testing of the LiVTM series vehicles by NASA, Arcadis, a contractor to the U.S. Environmental Protection Administration, NYC Taxi Commission, and US Paratransit is completed. The LiVTM WISE is listed in the catalogue of the Unites States General Services Administration, and these vehicles are available for purchase by multiple government agencies. The target market for the LiVTM WISE is federal government offices, utility companies, defense organizations and fleet operators. EV Innovations is working with Zero Truck- USA for commercialization of lithium ion powered heavy duty truck. EV Innovations now offers its own, “WAVE” three and four wheel electric vehicles and the “INIZIO” super cars to the U.S. market. The WAVE electric vehicle is targeted at the commuter environment, as the “INIZIO” super sport car targets the high performance car market. The INIZIO is also featured in the market through Sam’s Club “Once in a Lifetime” offer. The advanced lithium ion battery powered INIZIO received an outstanding response from Sam’s Club members. We anticipate that the INIZIO and WAVE will be the front line vehicles for us. A manufacturing and assembly plant has been proposed to the DOE under the Advanced Technology Vehicle Manufacturing loan program in order to achieve scaled up production. This particular plant design is estimated to produce around 100,000 cars in the first five years, once it is operational.

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

At October 31, 2009, we had liabilities of $5,699,784, as compared with $5,307,066 at July 31, 2009; and a working capital deficiency of $1,639,777 and a stockholders deficiency of $3,556,594. As of October 31, 2009, we had $10,874 cash on hand. In fiscal 2009, we also defaulted under our loan agreement with Wyndom Capital Investments, Inc. which, as its sole recourse under the loan agreement, took possession of 10,000,000 shares of our common stock held as collateral, and are in default under our loan agreement with Crystal Capital Ventures, Inc., pursuant to which we have pledged 7,500,000 shares of our Common Stock as collateral and which stock is the lender’s sole recourse in the event of a default. This lender has waived all defaults through December 4, 2009 under this loan agreement.

Our property, plant and equipment decreased to $1,973,363 at October 31, 2009, as compared with $1,989,981 at July 31, 2009.

We used net cash in operating activities of $626,597 in the three months ended October 31, 2009, as compared with $778,628 in the comparable period in 2008, due to a lesser amount of cash provided by financing activities, and cash flows provided by investing activities were ($4,851) in 2009, as compared with ($11,838) in 2008.

During the three months ended October 31, 2009, we received net proceeds of $103,300 from the issuance of promissory notes for debt, and net proceeds of advances from related parties of $534,185. Total cash provided by financing activities in the three months ended October 31, 2009 was $637,485, as compared with $709,443 in 2008.

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

As of October 31, 2009, the Company had borrowed the full $3,000,000 from Crystal.  The Company paid interest to Crystal of approximately $173,000 for the year ended July 31, 2009 and $-0- for the three months ended October 31, 2009. The Company went into default on the loan agreement in August 2008 for failure to make required interest payments but, as of December 7, 2009 the Company had not received notice of default from Crystal.

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

We do not currently have any other arrangements for financing, although one loan agreement with a former lender is under negotiation, and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment.  Market factors may make the  timing,  amount,  terms or  conditions  of  additional  financing unavailable to us.

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

Other Matters

New Financial Accounting Standards

During the first quarter of 2009, the Company implemented additional interim disclosures about fair value of financial instruments, as required by FASB ASC Paragraph 825-10-65-1.  Prior to implementation, disclosures about fair values of financial instruments were only required to be disclosed annually.  As the required modifications only related to additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s financial position or results of operations.

Beginning in the first quarter of 2009, the Company must disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC Paragraph 855-10-50-1.  With regards to the condensed consolidated financial statements and notes to those financial statements contained in this Form 10-Q, the Company has evaluated all subsequent events through December 9, 2009 (the date the Company’s financial statement are issued).

In September 2009, the FASB implemented certain modifications to FASB ASC Topic 860, Transfers and Servicing, as a means to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. These modifications must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

During the first quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105, “Generally Accepted Accounting Principles” (the “Codification”).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s condensed consolidated financial statements, it did not result in any impact on the Company’s results of operations, financial condition or cash flows.

Updates to the FASB Codification Applicable to the Company

The FASB has published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This Update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

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

Barrett Lyon v. EV Innovations, Inc.
Barrett Lyon, an individual, has filed suit against the Company in the Superior Court of California, San Mateo County, for alleged breach of warranty for a vehicle he purchased from the Company, seeking $68,220.00 in damages, plus attorneys fees estimated in the range of $10,000 to $30,000. We have entered into a settlement agreement with Mr. Lyon.

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
Dated: December 8, 2009