Form 10-Q
period 2010-01-31
Li-on Motors Corp.
filed 2010-03-22
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

Commission File Number     000-33391

LI-ION MOTORS CORP.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 14,539,232 as of March 1, 2010.

LI-ION MOTORS CORP.

INDEX
Page No.

TABLE OF CONTENTS

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

The results of operations for the six and three months ended January 31, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LI-ION MOTORS CORP
(Formerly EV Innovations Inc.)

Consolidated Balance Sheets
(UNAUDITED)

	January 31,	July 31,
ASSETS	2010	2009

Current assets:
Cash	$16,033	$5,182
Accounts receivable, net of allowance for doubtful accounts of $0	-	13,522
Inventories	280,741	227,826
Employee advances	5,055	1,508
Other current assets	4,352	18,009
Total current assets	306,181	266,047

Property and equipment, net	1,953,872	1,989,981

Other long term assets:
Deferred patent costs	24,258	24,258
Total other long term assets	24,258	24,258

	$2,284,311	$2,280,286

LIABILITIES AND DEFICIENCY

Current liabilities:
Current portion of long-term debt	$33,951	$39,702
Accounts payable and accrued expenses	1,309,812	999,749
Customer deposits	422,454	391,199
Deferred revenue	2,548	3,808
Advances from related parties	550,981	97,940
Total current liabilities	2,319,746	1,532,398

Long-term debt - less current portion above	3,904,742	3,774,668

Commitments and contingencies	-	-

Deficiency:
Li-ion Motors Corp deficiency:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $.001 par value, 50,000,000 authorized; outstanding 21,569,101 at January 31, 2010 and 20,884,101 at July 31, 2009, respectively	21,569	20,884
Additional paid-in-capital	56,346,989	55,731,174
Deficit accumulated during the development stage	(60,292,223)	(58,765,425)
Cumulative other comprehensive loss	(16,512)	(13,413)
Total Li-ion Motors Corp deficiency	(3,940,177)	(3,026,780)

Noncontrolling interest	-	-
Total deficiency	(3,940,177)	(3,026,780)

Total liabilities and deficiency	$2,284,311	$2,280,286

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

LI-ION MOTORS CORP
(Formerly EV Innovations Inc.)

Consolidated Statements of Operations
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	January 31,		January 31,
	2010	2009	2010	2009

Sales	$125,909	$223,001	$999	$221,056

Costs and expenses:
Cost of sales	165,497	290,541	-	290,541
General and administrative	748,526	788,996	377,204	305,095
Research and development	656,955	579,207	224,334	162,955
	1,570,978	1,658,744	601,538	758,591

Loss from operations	(1,445,069)	(1,435,743)	(600,539)	(537,535)

Other income (expense):
Interest expense	(169,772)	(448,391)	(107,208)	(421,098)
Interest income	-	2,293	-	(4,784)
Other income	35,250	42,916	17,625	23,501
Forgiveness of debt	52,793	-	52,793

Net loss from operations	(1,526,798)	(1,838,925)	(637,329)	(939,916)

Provision for (benefit from) income tax	-	-	-

Net loss	(1,526,798)	(1,838,925)	(637,329)	(939,916)
Other comprehensive income (loss):
Foreign currency translation	-	1,511	-	(850)

Less: Net loss attributable to noncontrolling interest	-	-	-

Net loss attributable to Li-ion Motors Corp	$(1,526,798)	$(1,837,414)	(637,329)	(940,766)

Loss per share - basic and diluted:

Loss per common share attributable to Li-ion Motors Corp common shareholders	$(0.06)	$(0.08)	$(0.02)	$(0.05)

Weighted shares outstanding - basic and diluted	21,288,096	23,347,257	21,599,808	20,483,914

Amounts attributable to Li-ion Motors Corp common shareholders:
Net loss	$(1,526,798)	$(1,838,925)	$(637,329)	(939,916)

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

LI-ION MOTORS CORP
(Formerly EV Innovations Inc.)

Consolidated Statement of Stockholders' Equity (Deficiency)
(UNAUDITED)

					Cumulative
			Additional		Other
	Common stock		Paid-in		Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income (loss)	Interest	Total
Balance July 31, 2008	23,347,257	$23,347.00	$47,790,509.00	$(51,947,451.00)	$5,630.00	$-	$(4,127,965.00)

Stock issuances
Exercise of options (valued at $0.90 per share)	3,500	4	(4)	-	-	-	-
1:3 Reverse stock split adjustment	(15,566,844)	(15,567)	15,567	-	-	-	-
Value of stock options issued (valued at $0.90 per share)	-	-	2,630,000	-	-	-	2,630,000
Common stock issued as collateral on loan	11,666,664	11,667	(11,667)	-	-	-	-
Exercise of options (valued at $0.90 per share)	1,433,524	1,433	1,285,417	-	-	-	1,286,850
Conversion of loan to equity	-	-	4,000,000	-	-		4,000,000
Conversion of accrued interest to equity	-	-	21,352	-	-		21,352
Net (loss) for the period	-	-	-	(6,817,974)	-	-	(6,817,974)

Foreign currency transactions	-	-	-	-	(19,043)	-	(19,043)

Balance July 31, 2009	20,884,101	20,884	55,731,174	(58,765,425)	(13,413)	-	(3,026,780)

Stock issuances
Exercise of options (valued at $0.90 per share)	400,000	400	359,600				360,000
Exercise of options (valued at $0.90 per share)	285,000	285	256,215				256,500
Net (loss) for the period	-	-	-	(1,526,798)	-	-	(1,526,798)

Foreign currency transactions					(3,099)		(3,099)

Balance January 31, 2010	21,569,101	$21,569	$56,346,989	$(60,292,223)	$(16,512)	$-	$(3,940,177)

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

LI-ION MOTORS CORP
(Formerly EV Innovations Inc.)

Consolidated Statements of Cash Flows
(UNAUDITED)

	SIX MONTHS ENDED
	January 31,
	2010	2009

Cash provided by (used in) Operating Activities:
Net loss	$(1,526,798)	$(1,838,925)
Items not affecting cash flows:
Depreciation and amortization	40,774	43,176
Changes in operating assets and liabilites
(Increase) decrease in accounts receivable	13,522	(48,489)
Increase (decrease) in inventories	(52,915)	242
Increase in employee advances	(3,547)	(5,072)
Decrease in prepaid expenses and other assets	13,657	47,463
Increase in accounts payable and accrued expenses	342,264	510,373
Increase in customer deposits	31,255	225,233
Decrease in deferred revenue	(1,260)	-
Cash used in operating activities	(1,143,048)	(1,065,999)

Cash provided by (used in) Investing Activities:
Purchase of property and equipment	(4,665)	(105,207)
Increase in deferred patent costs	-	(1,139)
Cash used in investing activities	(4,665)	(106,346)

Cash provided by (used in) Financing Activities:
Proceeds from the issuance of debt	108,060	486,428
Advances from related parties	1,401,759	1,088,967
Payments of related party advances	(332,218)	(442,401)
Payments of debt	(15,938)	(15,414)
Cash provided by financing activities	1,161,663	1,117,580

Effect of exchange rate changes on cash and cash equivalents	(3,099)	(18,042)

Net increase (decrease) in cash	10,851	(72,807)

Cash at beginning of period	5,182	101,095

Cash at end of period	$16,033	$28,288

Supplemental information:
Cash paid during the year for:
Interest paid	$52,629	$54,389
Income taxes paid	$-	$-
Non - cash financing activities:
Related party advances paid in stock	$615,500	$-
Accrued expenses transferred to long term debt	$32,201	$28,850

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

LI-ION MOTORS CORP
Notes to Unaudited Consolidated Financial Statements
January 31, 2010

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

History and Nature of Business
Li-ion Motors Corp (formerly EV Innovations, Inc.) was incorporated under the laws of the State of Nevada on April 12, 2000. Li-ion Motors Corp (the “Company”) original business was the exploration and development of mineral interests. The Company abandoned these interests in 2003.

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

Basis of presentation
The Company’s financial statements for the six months ended January 31, 2010 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. As of January 31, 2010, the Company had a working capital deficiency of approximately $2.0 million and a deficiency of approximately $3.9 million. In addition, during the year ended July 31, 2009, the Company defaulted on interest payments on a loan and the shares used as collateral to secure the loan to Wyndom Capital Investments, Inc. (“Wyndom”) was used to extinguish the loan and all unpaid interest. The 10,000,000 shares to Wyndom to extinguish the debt represent 47.9% of the Company’s outstanding shares, sufficient to make Wyndom the controlling shareholder. The Company currently is still in default on the interest payments for the second loan. See Note 5 for further information. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

LI-ION MOTORS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009

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

In January 2010, the Board of Directors approved a one-for-two reverse split, effective upon FINRA approval. On February 1, 2010, approval was received from FINRA, and the reverse split was effective as of that date.

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

LI-ION MOTORS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009

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

As of January 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 2 or Level 3 during the three months ended January 31, 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of January 31, 2010.

Assets at fair value as of January 31, 2010 using
Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable
	Total	(Level 1)	(Level 2)	inputs (Level 3)
Cash and cash equivalents	$16,033	$16,033	$-	$-

The Company had no financial assets accounted for on a non-recurring basis as of January 31, 2010.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the six months ended January 31, 2010 and the Company did not have any financial liabilities as of January 31, 2010.

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

LI-ION MOTORS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009

Deferred patent costs
The Company capitalizes costs directly incurred in pursuing patent applications as deferred patent costs. When such applications result in an issued patent, the related costs are amortized over the remaining legal life of the patents, which is assumed to be 17 years, using the straight-line method. On a quarterly basis, the Company reviews the issued patents and pending patent applications and if the Company determines to abandon a patent application, or an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed. As of January 31, 2010 there were only pending patent applications.

Stock based compensation
The Company issues stock options to employees and other certain service providers under stockholder approved stock option programs that provide the right to purchase the Company’s stock pursuant to stock purchase programs. The Company also issued common stock for services performed.  The fair value of the stock options issued is estimated on the date of grant using the Black-Scholes Option Pricing Model.  The fair value of common stock issued for services is estimated on the date of issuance based on the value of the stock issued or the consideration received.  See Note 8 of Notes to Consolidated Financial Statements for further disclosures and discussions.

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

Advertising
Advertising costs are expensed as incurred and are included in general and administrative expenses. Total advertising expenditures for the six months ended January 31, 2010 and 2009 and amounted to approximately $340,000 and $179,000, respectively.

Research and development
No set amount has been set aside for research and development (“R&D”) but all projects and purchases must be approved before being started or purchased. As of January 31, 2010, there have been expenses put toward research and development. For the six months ending January 31, 2010, salaries, payroll taxes, and benefits amounted to approximately $637,400 in R&D, parts and supplies was approximately $19,528, shipping charges and battery management systems were approximately $11,420 and $8,108, respectively.

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

LI-ION MOTORS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009

Foreign currency translation
The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Cumulative Other Comprehensive Income (Loss). The translation losses for the six months ended January 31, 2010 and 2009 were approximately $0 and $1,511, respectively.

Comprehensive loss
The Company reports comprehensive loss in accordance with the requirements of FASB ASC 220-10-15, “Comprehensive Income”, (“ASC 220-10-15”). For the six months ended January 31, 2010 and 2009, the difference between net loss and comprehensive loss is foreign currency translation.

Loss per Share
Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period. All potentially dilutive securities, which include options and warrants convertible into 1,000,000 and 1,019,000 common shares at January 31, 2010 and 2009, respectively, have been excluded from the computations, as their effect is anti-dilutive.

Recently issued pronouncements
During 2009, the Company adopted the revised accounting guidance related to business combinations.  This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  The Company implemented this new guidance effective August 1, 2009.

During 2009, the Company implemented an update to the accounting guidance related to earnings per share.  In accordance with this accounting guidance, unvested share-based payment awards with rights to dividends are participating securities and shall be included in the computation of basic earnings per share.  The Company adopted this guidance effective August 1, 2009.  This implementation did not have a material impact on prior periods presented.

The FASB has published a update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent).  This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent).  This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification.  The guidance in this update is effective for interim and annual periods ending after December 15, 2009.  The Company does not expect the adoption of this standard to have a material impact on the Company's results of operations, financial condition or cash flows.

LI-ION MOTORS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009

Note 2. Inventories

Inventories consist of the following:

	January 31,	July 31,
	2010	2009
Raw materials	$111,127	$119,153
Work in progress	-	108,673
Finished goods	169,614	-
	$280,741	$227,826

Raw materials, work in progress and finished goods for the six months ended January 31, 2010, and year ended July 31, 2009, is related to the Company’s planned sales of electric powered vehicles.

Note 3. Property and equipment

Property and equipment consist of:

	January 31,	July 31,
	2010	2009
Building and improvements	$1,275,086	$1,274,636
Furniture and fixtures	30,582	29,023
Office equipment	143,965	143,965
Machinery and equipment	36,971	36,971
Vehicles	60,979	60,979
Software costs	35,766	32,924
Land	700,000	700,000
	2,283,349	2,278,498
Less accumulated depreciation	(329,477)	(288,517)
	$1,953,872	$1,989,981

Depreciation expense for the six months ended January 31, 2010 and 2009 was $38,983 and $41,432, respectively.

Note 4. Advances from related parties and related party transactions

The Company received and repaid additional advances from SSRI (owned by a Company stockholder) for the six and three months ended January 31, 2010 in amounts of $484,287 and $785,501 and $76,266 and $37,321, respectively. The Company also issued shares of stock for the payment of debt for the six and three months ended January 31, 2010 in the amounts of $616,500 and $256,500 respectively.

The Company received and repaid additional advances from Greg Navone (Director of the Company) for the six months ended January 31, 2010 and year ended July 31, 2009 in amount of $0 and $0, respectively for October 2009 and $51,000 and $51,000, respectively, for July 2009. As of January 31, 2010 and July 31, 2009, the amount due to the Company was $0 and $0, respectively. Mr. Navone resigned as a Director of the Company on July 10, 2009.

The Company received and repaid additional advances from Superlattice Power, Inc. (prior subsidiary) for the six and three months ended January 31, 2010 in amounts of $640,472 and $103,217, respectively. As of January 31, 2010 and July 31, 2009, the amount due to the Company was ($137,755) and $0, respectively.

LI-ION MOTORS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009

Due from related parties and advances from related parties are reported as current assets or liabilities. These advances are not subject to written agreements and have no specific repayment terms but are deemed due on demand and are not interest bearing notes except for the Greg Navone note.

Note 5. Long-term debt

Long-term debt consists of:

	January 31,	July 31,
	2010	2009
10.875% note payable to Bayview Loan
Servicing, LLC, payable in monthly
installments of approximately $11,388 including
interest, collateralized by real property
due in full on or before December 2022 (1)	$938,693	$954,631

10% note payable to Crystal Capital
Ventures, payable in May 2011
collateralized by 7,500,000 shares of
the Company's common stock (2)	3,000,000	2,853,859

15.8% note payable to Allegiance
Direct Bank, payable in monthly
installments of approximately $980,
due in full on February 28, 2010 (3)	0	5,880
	3,938,693	3,814,370
Less current portion	(33,951)	(39,702)
	$3,904,742	$3,774,668

Principal maturities on continuing operations are as follows for the years ended July 31:

2010	$17,884
2011	3,038,807
2012	43,245
2013	48,189
2014	53,699
Thereafter	736,869
$3,938,693

(1) In November 2007, the Company refinanced a loan on a building. The Company paid the remainder of the loan to Richard Howard, with $50,000 in cash and $1,000,000 from the new loan proceeds. The new loan with Bayview Loan Servicing, LLC is $1,000,000. The loan has an interest rate at 10.875% per annum with a monthly payment of $11,388, including interest. The loan is due on December 1, 2022. Interest expense for the six months ended January 31, 2010 and 2009 for Bayview Loan Servicing, LLC is approximately $52,390 and $54,389, respectively.

LI-ION MOTORS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009

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

As of January 31, 2010, the Company has borrowed the full $3,000,000 under the loan agreement from Crystal Capital. The Company accrued interest to Crystal Capital of approximately $117,000 for the six months ended January 31, 2010 and $77,000 for the three months ended October 31, 2009, respectively. The Company went into default on the loan agreement in August 2008 but, as of March 22, 2010, the Company had not received notice of default from Crystal Capital.

(3) On January 31, 2009 the Company financed a workman’s compensation policy with Allegiance Direct Bank for the period January 31, 2009 to January 31, 2010 for $6,396.  The Company was required to make a down payment of approximately $1,966 in January 2009 and monthly payments including interest of 15.8%. Interest expense for the six months ended January 31, 2010 and 2009 Allegiance Direct Bank is approximately $303 and $0, respectively.

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

The remainder of the shares under the 2006 stock option plan were granted and exercised on February 24, 2009, which closed that plan. The Company has registered the 2009 stock option plan with the SEC for 3,000,000 shares, and of those, 2,900,000 shares have been granted at an exercise price of $0.90 per share. 400,000 shares were exercised for the three months ended January 31, 2010.

For the six and three months ended January 31, 2010, 685,000 and 285,000 shares of common stock were issued, respectively and exercised for the 2009 Stock Option Plan, in the amounts of $360,000 and $256,500, respectively.

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

LI-ION MOTORS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009

The following is financial information relating to the Company’s business segments:

	SIX MONTHS ENDED
	January 31,
	2010	2009

Revenues from external customers:
United States	$125,909	$223,001
Hong Kong	-	-
India	-	-
Total revenues	$125,909	$223,001

Loss from operations:
United States	$(1,526,798)	$(1,838,925)
Hong Kong	-	-
India	-	-
Net loss from operations	$(1,526,798)	$(898,208)

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

On November 4, 2009, 285,000 stock options were exercised at an exercised price of $.90 for a value of $256,500.

Stock Option Plan

As of January 31, 2010, 1,000,000 shares of common stock remain available for issuance under the stock option plan.

A summary of the option activity under the Company’s stock option plan as of July 31, 2009 and changes during the six months ended January 31, 2010, is presented below.

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise Share	Remaining	Intrinsic
Options	Shares	Price	Contractual	Value
Outstanding at July 31, 2009	1,685,000	$0.90
Options granted	-	$0.90
Options exercised	(685,000)	$0.90
Options cancelled/expired	-

Outstanding at January 31, 2010	1,000,000	$0.90	4.54 years	$(400,000)

Exercisable at January 31, 2010	1,000,000	$0.90

LI-ION MOTORS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009

Stock compensation expense applicable to stock options for the six months ended January 31, 2010 and 2009 was approximately $0 and $0, respectively. The aggregate intrinsic value of options outstanding as of January 31, 2010 was $(400,000).

1,000,000 of the Company’s outstanding options were exercisable as of January 31, 2010.

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the six months ended January 31, 2010 and 2009.

	SIX MONTHS ENDED		THREE MONTHS ENDED
	January 31,		January 31,
	2010	2009	2010	2009
Basic and diluted EPS:
Net loss ascribed to common shareholders - basic and diluted	$(1,526,798)	$(1,837,414)	$(637,329)	$(940,760)
Weighted shares outstanding - basic and diluted	21,288,096	23,347,257	21,599,808	20,483,914
Basic and diluted net loss per common share	$(0.06)	$(0.08)	$(0.02)	$(0.05)

Net loss per common share for the six months ended January 31, 2010 has been revised.  This revision was immaterial to the Company’s consolidated results of operations and financial position. See below for further discussion. All share and per share amounts have been restated to reflect the one-for-seven and one-for-three reverse stock split as discussed in Note 6.

The amounts previously reported, in January 2009, were as follows:

	SIX MONTHS ENDED	THREE MONTHS ENDED
	January 31,	January 31,
	2009	2009
Basic and diluted loss per common share	$(0.04)	$(0.05)

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

LI-ION MOTORS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009

Total rent income for the six months ended January 31, 2010 and 2009 amounted to approximately $20,250 and $19,500, respectively.

Surety bond
LMC applied to North Carolina Department of Motor Vehicles for a manufacturing license. This application required a surety bond of $50,000 for three years which the Company acquired from Kaercher Campbell & Associates. LMC was licensed as a motor vehicle dealer to engage in the business of selling motor vehicles on March 9, 2009, until March 31, 2010, by the State of North Carolina DMV.

The Company has a payment plan in place with the Internal Revenue Service (IRS) for delinquent payroll taxes.  Thru May 31, 2009 payments in arrears total $71,353.82. Third quarter 2009 taxes are approximately $117,000.00 which are included in the aforementioned payment plan.

Legal proceedings
The Company is currently involved in various claims and legal proceedings. Quarterly, the Company reviews the status of each significant matter and assesses its potential financial exposure and if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

An arbitration award in the amount of $70,803 was awarded to Keith Boucher against the Company for attorney’s fees and costs incurred in arbitration. Upon judgment domestication in North Carolina, January 2010, Keith Boucher was awarded a total of $79,426.66 and the first payment has been made.

Barrett Lyon, an individual, has filed suit against the Company in the Superior Court of California, San Mateo County, for alleged breach of warranty for a vehicle he purchased from the Company seeking $68,222 in damages, plus attorney’s fees estimated in the range of $10,000 to $30,000.  Additional litigation is set for the spring 2010.
F&C Promptly, Inc., a collection agency, filed in February 2009 a lawsuit against the Company in the District Court, Clark County, Nevada, for approximately $32,000 for collection of the account of the Law Offices of Richard McKnight assigned to F&C Promptly, Inc. for collection. In January 2010, following the arbitration of the case, the Law Offices of Richard McKnight was awarded $30,288.82

Caudle & Spears has obtained a default judgment against the Company in Meckenberg County, North Carolina, General Court, in the amount of $17,686. This law firm represented us in our litigation against Martin Koebler, a former employee, whom we successfully sued for return of Company property and other damages. The Company is in settlement negotiations with Caudle & Spears, since its judgment against Martin Koebler is still in the collection process. A payment agreement has been reached.

Note 12. Subsequent Events

In January 2010 the Board of Directors approved a merger and name change including a two for one reverse split that became effective February 1, 2010.  The authorized shares decreased to 25,000,000.  Crystal Capital Ventures was subsequently issued 3,749,999 shares in accordance with their loan agreement’s anti dilution clause to maintain 7,500,000 post-reverse stock split shares.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2010 AS COMPARED WITH THE THREE MONTHS ENDED JANUARY 31, 2009

We had sales of $125,909 and incurred a net loss of $1,526,798 for the six months ended January 31, 2010, which included general and administrative costs of $748,526 and research and development expense of $656,955.

Our net loss for the  six-month  period  ended January 31, 2010 decreased from the comparative period in fiscal 2009 (from $1,838,925 in 2009 to $1,526,798      in 2010). This was primarily due to an decrease in general and administrative expense from $788,996 in the six-month period ended January 31, 2009, to $748,526     for the comparable period in 2010, a higher research and development expense of $656,955 in 2010 compared to $579,207 in 2009; and a decrease in sales from $223,001 in the six-month period ended January 31, 2009, to $125,909 in 2010.  Cost of sales in 2010 was $165,497, as compared to $290,541 in 2009. In 2010, we also incurred interest expense of $169,772 related to loans payable, as compared with $448,391 for the comparable period in 2009.

THREE MONTHS ENDED JANUARY 31, 2010 AS COMPARED WITH THREE MONTHS ENDED JANUARY 31, 2009

We incurred  a net loss of $637,329 for the three months ended January 31, 2010, which included general and administrative costs of $377,204 and research and development expense of $224,334.

We had sales of $999 for the three month period ended January 31, 2010. Our net loss for the three-month period ended January 31, 2010, decreased from the three-month period ended January 31, 2009 (from $939,916 for the prior period to $637,329 in 2010). This was primarily due to higher general and administrative costs of $377,204 in the three months ended January 31, 2010, as compared with $305,095 in the prior period. We incurred interest expense of $107,208 in 2010, as compared to $421,098 in the prior period. We incurred research and development costs of $224,334 in 2010, as compared to $162,955 in the prior period.

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

Effective April 15, 2008, we entered into a License Agreement (the “License Agreement”) with Superlattice Power, Inc. (“Superlattice”), providing for our license to Superlattice of our patent applications and technologies for rechargeable lithium ion batteries for hybrid vehicles and other applications (“Licensed Products”).  Under the License Agreement, we have the right to purchase our requirements of lithium ion batteries from Superlattice, and our requirements of lithium ion batteries shall be supplied by Superlattice in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of Superlattice. Our cost for lithium ion batteries purchased from Superlattice shall be Superlattice’s actual manufacturing costs for such batteries for the fiscal quarter of Superlattice in which our purchase takes place.

Superlattice agreed to invest a minimum of $1,500,000 in each of the first two years in the development of the technology for the Licensed Products. In the initial year under the License Agreement, Superlattice invested approximately $264,043 in the development of technology, and therefore is not in compliance with its obligations under this covenant of the license agreement.  We have advised Superlattice in a letter dated October 1, 2009, that we will not give notice of default against Superlattice for its failure to comply with this covenant in the first year of the term of the License Agreement.

Effective April 16, 2008, Superlattice agreed to lease approximately 5,000 square feet of space (“Leased Space”) in our North Carolina facility, such Leased Space to be suitable for, and utilized by Superlattice for, Superlattice’s developmental and manufacturing operations for Licensed Products pursuant to the License Agreement.  The Leased Space is leased on a month-to-month basis at a monthly rental of $2,500, the monthly rental to be escalated five (5%) percent annually (currently $2,625). Effective April 16, 2008, we also sold to Superlattice for the purchase price of $29,005, specified equipment and supplies related to the Licensed Field.

Commercial Initiatives

The Company is discussing potential relationships with several groups relating to manufacturing plants. On March 9, 2009 the State of North Carolina issued a manufacturing license to the Company. We are manufacturing our own original design vehicles with VIN’s. We are also continuing with vehicle conversions. The LiV series electric vehicles have been tested and continue under review by a number of government agencies. The LiV Wise is available for purchase and listed in the catalogue of the United States General Services Administration.

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

At January 31, 2010, we had liabilities of $6,224,488, as compared with $5,307,066 at July 31, 2009; and a working capital deficiency of $2,013,565 and a stockholders deficiency of $3,940,177. As of January 31, 2010, we had $16,033 cash on hand. In fiscal 2009, we also defaulted under our loan agreement with Wyndom Capital Investments, Inc. which, as its sole recourse under the loan agreement, took possession of 10,000,000 shares of our common stock held as collateral, and are in default under our loan agreement with Crystal Capital Ventures, Inc., pursuant to which we have pledged 7,500,000 shares of our Common Stock as collateral and which stock is the lender’s sole recourse in the event of a default. This lender has waived all defaults through December 7, 2009 under this loan agreement.

Our property, plant and equipment decreased to $1,953,872 at January 31, 2010, as compared with $1,989,981 at July 31, 2009.

We used net cash in operating activities of $1,143,048 in the six months ended January 31, 2010, as compared with $1,065,999 in the comparable period in 2009, and cash flows provided by investing activities were ($4,655) in 2010, as compared with ($106,346) in 2009.

During the six months ended January 31, 2010, we received net proceeds of $108,060 from the issuance of promissory notes for debt, and net proceeds of advances from related parties of $1,069,541. Total cash provided by financing activities in the six months ended January 31, 2010 was $1,161,663, as compared with $1,117,580 in 2009.

Wyndom Capital Loan Agreement

In October 2007, the Company entered into a loan agreement with Wyndom Capital Investments, Inc. (“Wyndom”). During the year ended July 31, 2008 the Company issued 3,333,335 shares of outstanding stock as collateral for the notes under the loan agreement. In February 2009 the Company had a 1:3 reverse stock split and issued 6,666,665 shares of common stock to Wyndom to make their shares held as collateral total 10,000,000.  The agreement provided for loans of up to $4,000,000 with interest payable monthly at a rate of 10% per annum and due in full in January of 2010. Loans under the agreement were secured by the Company’s shares of common stock at a rate of two and one half shares to each dollar of principal. The Company paid interest to Wyndom of approximately $342,000 for the year ended July 31, 2009 and $154,000 for the year ended July 31, 2008, respectively. The Company defaulted on the loan in February 2008, but Wyndom had waived the default until June 2009 when they took possession of the 10,000,000 shares they held as collateral. As a result, our liability of $4,000,000 for principal and accrued unpaid interest was extinguished as of June 16, 2009, the date on which Wyndom took possession of the final portion of the share collateral.

Crystal Capital Ventures Loan Agreement

On May 5, 2008, the Company entered into a loan agreement with Crystal Capital Ventures Inc. (“Crystal”). The loan agreement provides for loans to the Company of up to $3,000,000, with a minimum initial loan of $500,000 on May 19, 2008. The notes bear interest payable monthly in arrears at the rate of 10% per annum and mature and are due and payable May 4, 2011. The loans under the loan agreement are secured by shares of the Company’s common stock held by Crystal. The Company is required to issue shares as collateral at the rate of two and one half shares of the Company’s common stock for each dollar principal amount of the loan advanced to the Company.  Following disbursement of the first $1,000,000 of funds pursuant to the loan agreement, on May 27, 2008, the Company issued 2,500,000 shares of common stock as collateral to Crystal. After the 1:3 reverse stock split in February 2009 the Company issued Crystal an additional 5,000,000 shares to make their shares held as collateral total 7,500,000. After the 1:2 reverse stock split in February 2010 the Company issued Crystal an additional 3,749,999 shares to make their shares held as collateral total 7,500,000.

As of January 31, 2010, the Company had borrowed the full $3,000,000 from Crystal.  The Company accrued interest to Crystal of approximately $117,000 and $77,000 for the six and three months ended January 31, 2010, respectively. The Company went into default on the loan agreement in August 2008 for failure to make required interest payments, but as of March 22, 2010, the Company had not received notice of default from Crystal Capital.

Liquidity Issues

The Company has been served with a tax lien dated March 3, 2010 from the Internal Revenue Service in the total amount of $251,928.14. The Company has a payment plan in place with the Internal Revenue Service (IRS) for delinquent payroll taxes.  We have a judgment of $17,686 (reduced to $10,186 under a  payment plan) and arbitration awards of $79,426 (reduced to $74,426 under a payment plan) and $30,288, entered against us. There is no assurance that we will be able raise additional required capital to meet obligations arising from the settlements of these litigation matters, as well as the settlement payments with the IRS, and to continue our operations.

Our current operating funds are less than necessary for commercialization of our planned products, and therefore we will need to obtain additional financing in order to complete our business plan.  We  anticipate  that up to $5,000,000 of additional working capital will be  required  over the next 12  months  for  market introduction  of these products through joint venture partners or otherwise.  We do not have sufficient cash on hand to meet these anticipated obligations, which are in addition to payments we will owe to judgment creditors and the IRS.

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

Other Matters

Recently Issued Pronouncements

During 2009, the Company adopted the revised accounting guidance related to business combinations.  This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  The Company implemented this new guidance effective August 1, 2009.

During 2009, the Company implemented an update to the accounting guidance related to earnings per share.  In accordance with this accounting guidance, unvested share-based payment awards with rights to dividends are participating securities and shall be included in the computation of basic earnings per share.  The Company adopted this guidance effective August 1, 2009.  This implementation did not have a material impact on prior periods presented.

The FASB has published a update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent).  This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent).  This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification.  The guidance in this update is effective for interim and annual periods ending after December 15, 2009.  The Company does not expect the adoption of this standard to have a material impact on the Company's results of operations, financial condition or cash flows.

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

Hybrid Technologies, Inc. v. Keith Boucher
In January, 2010, an arbitration award in the amount of $79,426 was awarded to Keith Boucher against the Company for attorneys fees and costs incurred in arbitration..

Barrett Lyon v. EV Innovations, Inc.
Barrett Lyon, an individual, has filed suit against the Company in the Superior Court of California, San Mateo County, for alleged breach of warranty for a vehicle he purchased from the Company, seeking $68,220.00 in damages, plus attorneys fees estimated in the range of $10,000 to $30,000.

F&C Promptly, Inc. v. EV Innovations, Inc.
F&C Promptly, Inc., a collection agency, filed in February 2009 a lawsuit against us in the District Court, Clark County, Nevada, for approximately $32,000 for collection of the account of the Law Offices of Richard McKnight assigned to F&C Promptly, Inc. for collection.  The Company is separately suing Richard McKnight and brought a third party complaint against McKnight and his law office, alleging negligence and professional malpractice. In January 2010, following the arbitration of the case, the Law Offices of Richard McKnight was awarded $30,288.82

Caudle & Spears v. EV Innovations, Inc.
Caudle & Spears has obtained in Meckenberg County, North Carolina, General Court,  a default judgment against us in the amount of $17,686. This law firm represented the Company in our litigation against Martin Koebler, a former employee, whom we successfully sued for return of Company property and other damages. We are in settlement negotiations with Caudle & Spears, and a payment agreement has been reached.

Internal Revenue Service
The Company has been served with a tax lien dated March 3, 2010 from the Internal Revenue Service in the total amount of $251,928.14. The Company has a payment plan in place with the Internal Revenue Service (IRS) for delinquent payroll taxes.  Thru May 31, 2009 payments in arrears total $71,353.82. Third quarter 2009 taxes are approximately $117,000, which are included in the payment plan.

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

Li-ion Motors Corp.

/s/ Stacey Fling
Stacey Fling
Chief Executive Officer and Director
(Chief Executive Officer and
Principal Financial Officer)
Dated: March 22, 2010