Form 10-Q
period 2010-04-30
Li-on Motors Corp.
filed 2010-06-18
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2010

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 30,047,146 as of June 2, 2010.

LI-ION MOTORS CORP.

INDEX

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

The results of operations for the nine and three months ended April 30, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LI-ION MOTORS CORP
(Formerly EV Innovations Inc.)

Consolidated Balance Sheets
(UNAUDITED)

	April 30,	July 31,
	2010	2009

ASSETS

Current assets:
Cash	$19,268	$5,182
Accounts receivable, net of allowance for doubtful accounts of $0	-	13,522
Inventories	108,595	227,826
Employee advances	15,286	1,508
Advances to related parties	371,072	-
Other current assets	56,266	18,009
Total current assets	570,487	266,047

Property and equipment, net	1,935,308	1,989,981

Other long term assets:
Deferred patent costs	24,258	24,258
Total other long term assets	24,258	24,258

	$2,530,053	$2,280,286

LIABILITIES AND DEFICIENCY

Current liabilities:
Current portion of long-term debt	$891,380	$39,702
Accounts payable and accrued expenses	1,300,588	999,749
Customer deposits	250,000	391,199
Deferred revenue	1,918	3,808
Advances from related parties	-	97,940
Total current liabilities	2,443,886	1,532,398

Long-term debt - less current portion above	4,217,423	3,774,668

Commitments and contingencies	-	-

Deficiency:
Li-ion Motors Corp deficiency:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $.001 par value, 25,000,000 authorized; outstanding 15,039,249 at April 30, 2010 and 20,884,101 at July 31, 2009, respectively	15,039	20,884
Additional paid-in-capital	56,703,519	55,731,174
Deficit accumulated during the development stage	(60,832,503)	(58,765,425)
Cumulative other comprehensive loss	(17,311)	(13,413)
Total Li-ion Motors Corp deficiency	(4,131,256)	(3,026,780)

Noncontrolling interest	-	-
Total deficiency	(4,131,256)	(3,026,780)

Total liabilities and deficiency	$2,530,053	$2,280,286

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

LI-ION MOTORS CORP
(Formerly EV Innovations Inc.)

Consolidated Statements of Operations
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	April 30,		April 30,
	2010	2009	2010	2009

Sales	$484,505	$243,141	$358,596	$22,085

Costs and expenses:
Cost of sales	334,743	403,322	169,246	112,781
General and administrative	1,022,295	3,144,508	275,731	2,839,413
Research and development	1,057,206	820,667	400,432	657,712
	2,414,244	4,368,497	845,408	3,609,906

Loss from operations	(1,929,739)	(4,125,356)	(486,812)	(3,587,821)

Other income (expense):
Interest expense	(295,423)	(634,747)	(125,704)	(213,649)
Interest income	-	2,293	-	7,077
Other income	52,875	60,166	17,625	36,665
Forgiveness of debt	105,209	-	52,416	-

Net loss before provision for income taxes	(2,067,078)	(4,697,644)	(542,475)	(3,757,728)

Provision for (benefit from) income taxes	-	-	-	-

Net loss	(2,067,078)	(4,697,644)	(542,475)	(3,757,728)

Less: Net loss attributable to noncontrolling interest	-	-	-	-

Net loss attributable to Li-ion Motors Corp	$(2,067,078)	$(4,697,644)	$(542,475)	$(3,757,728)

Loss per share - basic and diluted:
Loss per common share attributable to Li-ion Motors Corp common shareholders	$(0.18)	$(0.86)	$(0.04)	$(0.43)

Weighted shares outstanding - basic and diluted	11,725,331	5,455,370	13,670,385	8,681,578

Amounts attributable to Li-ion Motors Corp common shareholders:
Net loss	$(2,067,078)	$(4,697,644)	$(542,475)	$(3,757,728)

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

LI-ION MOTORS CORP
(Formerly EV Innovations Inc.)

Consolidated Statement of Stockholders' Equity (Deficiency)
(UNAUDITED)

					Cumulative		Cumulative
			Additional		Other		Other
	Common stock		Paid-in		Comprehensive	Noncontrolling	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Interest	Loss	Total
Balance August 1, 2008	23,347,257	$23,347.00	$47,790,509.00	$(51,947,451.00)	$5,630.00	$-	-	$(4,127,965.00)

Stock issuances
Exercise of options (valued at $0.90 per share)	3,500	4	(4)	-	-	-	-	-
1:3 Reverse stock split adjustment	(15,566,844)	(15,567)	15,567	-	-	-	-	-
Value of stock options issued (valued at $0.90 per share)	-	-	2,630,000	-	-	-	-	2,630,000
Common stock issued as collateral on loan	11,666,664	11,667	(11,667)	-	-	-	-	-
Exercise of options (valued at $0.90 per share)	1,433,524	1,433	1,285,417	-	-	-	-	1,286,850
Conversion of loan to equity	-	-	4,000,000	-	-		-	4,000,000
Conversion of accrued interest to equity	-	-	21,352	-	-		-	21,352
Net (loss) for the period	-	-	-	(6,817,974)	-	-	$(6,817,974)	(6,817,974)

Foreign currency transactions	-	-	-	-	(19,043)	-	(19,043)	(19,043)
Comprehensive loss							$(6,837,017)

Balance July 31, 2009	20,884,101	20,884	55,731,174	(58,765,425)	(13,413)	-		(3,026,780)

Stock issuances
Exercise of options (valued at $0.70 - $0.90 per share)	1,185,000	1,185	965,315					966,500
1:2 Reverse stock split adjustment	(10,779,851)	(10,780)	10,780					-
Common stock issued as collateral on loan	3,749,999	3,750	(3,750)					-
Net (loss) for the period								-
				(2,067,078)			$(2,067,078)	(2,067,078)
								-
Foreign currency transactions					(3,898)		(3,898)	(3,898)
Comprehensive loss							$(2,070,976)
Balance April 30, 2010	15,039,249	15,039	56,703,519	60,832,503	(17,311)	-		(4,131,256)

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

LI-ION MOTORS CORP
(Formerly EV Innovations Inc.)

Consolidated Statements of Cash Flows
(UNAUDITED)

	NINE MONTHS ENDED
	April 30,
	2010	2009

Cash provided by (used in) Operating Activities:
Net (loss)	$(2,067,078)	$(4,697,644)
Items not affecting cash flows:
Depreciation and amortization	61,389	69,534
Changes in operating assets and liabilites
Non cash stock-based compensation	966,500	1,746,900
(Increase) decrease in accounts receivable	13,522	(34,709)
(Increase) decrease in inventories	119,231	(12,103)
(Increase) in employee advances	(13,778)	(2,114)
(Increase) Decrease in prepaid expenses and other assets	(38,257)	60,017
Decrease in other assets	-	50,000
Increase in accounts payable and accrued expenses	325,417	916,087
Increase (decrease) in customer deposits	(141,199)	321,732
Decrease in deferred revenue	(1,890)	-
Cash used in operating activities	(776,143)	(1,582,300)

Cash provided by (used in) Investing Activities:
Purchase of property and equipment	(6,716)	(120,270)
Increase in deferred patent costs	-	(1,139)
Cash used in investing activities	(6,716)	(121,409)

Cash provided by (used in) Financing Activities:
Proceeds from the issuance of debt	1,321,963	610,951
Advances from related parties	1,134,895	1,722,304
Payments to related parties	(1,632,383)	(683,006)
Payments of debt	(27,530)	(23,270)
Cash provided by financing activities	796,945	1,626,979

Effect of exchange rate changes on cash and cash equivalents	-	(18,169)

Net increase (decrease) in cash	14,086	(94,899)

Cash at beginning of period	5,182	101,095

Cash at end of period	$19,268	$6,196

Supplemental information:
Cash paid during the year for:
Interest paid	$30,767	$54,389
Income taxes paid	-	$-
Non - cash financing activities:
Related party advances paid by issuing shares	$966,500	$-
Accrued expenses transferred to long term debt	$32,201	$28,850

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

LI-ION MOTORS CORP.
Notes to Unaudited Consolidated Financial Statements
April 30, 2010

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

History and Nature of Business
Li-ion Motors Corp (formerly EV Innovations, Inc., the “Company”) was incorporated under the laws of the State of Nevada on April 12, 2000. The “Company’s” original business was the exploration and development of mineral interests. The Company abandoned this business in 2003.

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

On April 16, 2008, the Company sold their controlling interest of approximately 69% of the outstanding common stock in Zingo, Inc. (now Superlattice Power, Inc., “SPI”). Prior to April 16, 2008, SPI was a related party that provided telecommunication services to business and residential customers utilizing VOIP technology and currently is researching and developing rechargeable lithium ion batteries.

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

Basis of presentation
The Company’s financial statements for the nine months ended April 30, 2010 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. As of April 30, 2010, the Company had a working capital deficiency of approximately $1.9 million and a deficiency of approximately $4.1 million.  In addition, during the year ended July 31, 2009, the Company defaulted on interest payments on a loan from Wyndom Capital Investments, Inc. (“Wyndom”) and the shares used as the sole collateral to secure the loan were used to extinguish the loan and all unpaid interest. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

The Company’s business is subject to most of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the formation of a new business, raising operating and development capital, and the marketing of a new product.  There is no assurance the Company will ultimately achieve a profitable level of operations.

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

In January 2010 the Board of Directors approved a merger with a 100% subsidiary resulting in the change of the Company’s name to Li-ion Motors, Corp. The Board of Directors also approved a one-for-two reverse split that was effective February 1, 2010 and the authorized was decreased in the same ratio to 25,000,000 shares.

SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation
The consolidated financial statements included the accounts and records of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company does not have any special purpose entities. For those consolidated subsidiaries in which the company's ownership is less than 100 percent (100%), the outside stockholders' interests are shown as non-controlling interest.  The non-controlling interest of the company's earnings or loss is classified as net income (loss) attributable to non-controlling interest in the consolidated statement of operations.

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

Fair value measurement

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

Level 1 -   Observable inputs such as quoted market prices in active markets

Level 2 -   Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 -   Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of April 30, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended April 30, 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of April 30, 2010.

		Assets at fair value as of April 30, 2010 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$19,268	$19,268	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of April 30, 2010.

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

LI-ION MOTORS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010

	Lives	Methods

Building improvements	39 years	Straight line
Furniture and fixtures	10 years	Accelerated
Software	3-5 years	Straight line
Computers	5 years	Straight line

Deferred patent costs
The Company capitalizes costs directly incurred in pursuing patent applications as deferred patent costs. When such applications result in an issued patent, the related costs are amortized over the remaining legal life of the patents, which is assumed to be 17 years, using the straight-line method. On a quarterly basis, the Company reviews the issued patents and pending patent applications and if the Company determines to abandon a patent application, or an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed. As of April 30, 2010 there were only pending patent applications.

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

Advertising
Advertising costs are expensed as incurred and are included in general and administrative expenses. Total advertising expenditures for the nine months ended April 30, 2010 and 2009 and amounted to approximately $61,457 and $396,885, respectively.

Research and development
No set amount has been set aside for research and development (“R&D”) but all projects and purchases must be approved before being started or purchased. As of April 30, 2010, there have been expenses incurred for research and development. For the nine months ending  April 30, 2010, salaries, payroll taxes, and benefits amounted to approximately $977,738  in R&D, parts and supplies was approximately $55,329, shipping charges and battery management systems were approximately $15,270 and $8,869, respectively.

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

LI-ION MOTORS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010

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

Foreign currency translation
The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Cumulative Other Comprehensive Income (Loss). The translation losses for the nine months ended April 30, 2010 and 2009 were approximately $3,898 and $1,511, respectively.

Comprehensive loss
The Company reports comprehensive loss in accordance with the requirements of FASB ASC 220-10-15, “Comprehensive Income”, and (“ASC 220-10-15”). For the nine months ended April 30, 2010 and 2009, the difference between net loss and comprehensive loss is foreign currency translation.

Loss per Share
Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period. All potentially dilutive securities, which include options and warrants convertible into 0 and 1,019,000 common shares at April 30, 2010 and 2009, respectively, have been excluded from the computations, as their effect is anti-dilutive.

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

Beginning in the first quarter of 2009, the Company must disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC Paragraph 855-10-50-1.  With regards to the condensed consolidated financial statements and notes to those financial statements contained in this Form 10-Q, the Company has evaluated all subsequent events through June 14, 2010 (the date the Company’s financial statement are issued).

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
April 30, 2010

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

Note 2. Inventories
Inventories consist of the following:
	April 30,	July 31,
	2010	2009
Raw materials	$108,595	$119,153
Work in progress	-	108,673
	$108,595	$227,826

Raw materials, work in progress and finished goods for the nine months ended April 30, 2010, and year ended July 31, 2009, is related to the Company’s planned sales of electric powered vehicles.

Note 3. Property and equipment

Property and equipment consist of:

	April 30,	July 31,
	2010	2009
Building and improvements	$1,275,086	$1,274,636
Furniture and fixtures	30,582	29,023
Office equipment	146,016	143,965
Machinery and equipment	36,971	36,971
Vehicles	60,979	60,979
Software costs	35,766	32,924
Land	700,000	700,000
	2,285,400	2,278,498
Less accumulated depreciation	(350,092)	(288,517)
	$1,935,308	$1,989,981

Depreciation expense for the nine months ended April 30, 2010 and 2009 was $61,389 and $66,239, respectively.

Note 4. Advances from related parties and related party transactions

The Company received and repaid additional advances from SSRI (owned by a Company stockholder) for the nine months ended April 30, 2010 and year ended July 31, 2009 in amounts of approximately $1,190,602 and $97,940, respectively, for April 30, 2010 and $377,614 and $97,940, respectively, for July 2009.

LI-ION MOTORS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010

The Company received and repaid additional advances from Greg Navone (Former Director of the Company) for the nine months ended April 30, 2010 and year ended July 31, 2009 in amount of $0 and $0, respectively for April 30, 2010 and $0 and $51,000, respectively, for July 2009. As of April 30, 2010 and July 31, 2009, the amount due to the Company was $0 and $0, respectively. Mr. Navone resigned as a director of the Company on July 10, 2009.  The Company owes Mr. Navone director fees in the amount of $5,915.

The Company received and repaid non-interest bearing additional advances from Superlattice Power, Inc. (prior subsidiary) for the nine months ended April 30, 2010 and year ended July 31, 2009 in amounts of $441,781 and $113,346, respectively for April 30, 2010 and year ended July 2009. As of April 30, 2010 and July 31, 2009, the amount due to the Company was $315,500 and $0, respectively.

Due from related parties and advances from related parties are reported as current assets or liabilities. These advances are not subject to written agreements and have no specific repayment terms but are deemed due on demand and are not interest bearing notes except for the Greg Navone note.

Note 5. Long-term debt

Long-term debt consists of:

	April 30,	July 31,
	2010	2009
10.875% note payable to Bayview Loan Servicing, LLC, payable in monthly installments of approximately $11,388 including interest, collateralized by real property due in full on or before December 2022 (1)	$955,968	$954,631

10% note payable to Crystal Capital Ventures, payable in May 2011 collateralized by 7,500,000 shares of the Company's common stock (2)	3,000,000	2,853,859

11.24% note payable to Allegiance Direct Bank, payable in monthly installments of approximately $1000, due in full on February 28, 2011 (3)	9,000	5,880

12% note payable to Frontline Asset Management, payable in monthly installments of interest only, due in full on March 1, 2011 (4)	866,060	-

10% note payable to Winsor Capital Inc. due in full on April 15, 2013 (5)	277,775	-

	5,108,803	3,814,370
Less current portion	(891,380)	(39,702)
	$4,217,423	$3,774,668

LI-ION MOTORS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010

Principal maturities on continuing operations are as follows for the years ended July 31:

2010	$8,080
2011	3,887,380
2012	16,320
2013	294,095
2014	16,320
Thereafter	886,608
$5,108,803

(1) In November 2007, the Company refinanced a loan on a building. The Company paid the remainder of the loan to Richard Howard, with $50,000 in cash and $1,000,000 from the new loan proceeds. The new loan with Bayview Loan Servicing, LLC is $1,000,000. The loan has an interest rate at 10.875% per annum with a monthly payment of $11,388, including interest. The loan is due on December 1, 2022. Interest expense for the nine months ended April 30, 2010 and 2009 for Bayview Loan Servicing, LLC is approximately $ 87,014 and $80,698. respectively.

Effective March 31, 2010 the Company entered into a stipulation agreement with Bayview Loan Servicing, LLC that reduced the current monthly payment to $7,149.67.  After maintaining this new payment for six (6) months, the payments will remain at $7,149.67 for three years. In 2013 Bayview Loan Servicing LLC may increase the interest rate at that time. Current balance as of April 30, 2010 due to Bayview is $955,968.

(2) On May 5, 2008, the Company entered into a loan agreement with Crystal Capital Ventures Inc. (“Crystal Capital”). The loan agreement provides for loans to the Company of up to $3,000,000, with a minimum initial loan of $500,000 taking place on May 19, 2008. The notes bear interest payable monthly in arrears at the rate of 10% per annum; and mature and are due and payable May 4, 2011. The loans under the loan agreement are secured by shares of the Company’s common stock held by Crystal Capital. The Company is required to issue shares as collateral at the rate of two and one half shares of the Company’s common stock for each dollar principal amount of the loan advanced to the Company.  Following disbursement of the first $1,000,000 of funds pursuant to the loan agreement, on May 27, 2008, the Company issued 7,500,000 shares of common stock as collateral to Crystal Capital. After the 1:3 reverse stock split in February 2009 the Company issued Crystal an additional 5,000,000 shares to make their shares held as collateral total 7,500,000. Pursuant to the anti-dilution provisions in the Crystal Capital Ventures loan agreement with the 1:2 reverse stock split of February 1, 2010 the Company issued 3,749,999 shares to Crystal Capital Ventures so they again hold 7,500,000 post reverse stock split shares.

As of April 30, 2010, the Company has borrowed the full $3,000,000 under the loan agreement from Crystal Capital. Interest expense to Crystal Capital was approximately $236,063 for the nine months ended April 30, 2010 and $0 for the nine months ended April 30, 2009, respectively. The Company is now current with the interest payments on the loan.

(3) On February 28, 2010 the Company financed a liability policy with Allegiance Direct Bank for the period February 28, 2010 to February 28, 2011 for $13,351. The Company was required to make a down payment of $3,351.15 in February 2010 and monthly payments including interest of 11.24%. Interest expense for the nine months ended April 30, 2010 and 2009 Allegiance Direct Bank is approximately $408 and $0, respectively.

(4) On February 26, 2010, the Company entered into a loan agreement with Frontline Asset Management Inc. The loan provides for payments to the Company of $2,000,000 with interest at a fixed annual rate of 12%. On May 1, 2010, an Addendum to the original Promissory Note, dated February 26, 2010, amended the term of the note to provide for interest only payments, due on the last day of every month until the maturity date of March 30, 2011, when  all principal and accrued interest is due and payable. Interest expense for the nine months ended April 30, 2010 and 2009 was $5,929 was $0 respectively.

(5) On April 15, 2010 the Company entered into a loan agreement for $2,000,000 with Winsor Capital Inc. The loan provides for payments of up to $2,000,000 to the Company with an initial installment of $250,000 and additional installments of up to $1,750,000 with a 10% interest rate. The entire loan amount is secured by 10,000,000 shares of the Company common stock. Each loan installment matures three years from issuance of the installment. The loan has an anti-dilution clause for the stocks issued. Stock is issued and delivered proportionately to the delivery of funds. Interest expense for the nine months ended April 30, 2010 and 2009 was $4,399 was $0 respectively. .

LI-ION MOTORS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010

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

On February 1, 2010 the Company effected a 1:2 reverse stock split. Pursuant to the anti-dilution provisions in the Crystal Capital Ventures loan agreement issued 3,749,999 shares to Crystal Capital Ventures so they again hold 7,500,000 post reverse stock split shares. Concurrent with the 1:2 reverse stock split the authorized shares were also reduced from 50,000,000 to 25,000,000 shares. By motion of the Board, May 17, 2010 the authorized were increased from 25,000,000 common shares to 100,000,000 common shares.

The remainder of the shares under the 2006 stock option plan were granted and exercised on February 24, 2009, which closed that plan. The Company has registered the 2009 stock option plan with the SEC for 3,000,000 shares, and of those 2,500,000 shares have been granted at an exercise price of $0.90 per share, and 500,000 shares were exercised at a price of $0.70 which closed that plan.

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

The following is financial information relating to the Company’s business segments:
	Nine Months Ended		Three Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Revenues from external customers:
United States	$484,505	$223,001	$358,596	$22,085
Hong Kong	-	-	-	-
India	-	-	-	-
Total Revenues	$484,505	$223,001	$358,596	$22,085

Loss from operations:
United States	$(1,929,739)	$(4,125,356)	$(486,812)	$(358,784)
Hong Kong	-	-	-	-
India	-	-	-	-
Total loss	$(1,929,739)	$(4,125,356)	$(486,812)	$(358,784)

LI-ION MOTORS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010

Note 8. Share based compensation

The Company records compensation expense in its consolidated statement of operations related to employee stock-based options and awards in accordance with FASB ASC 718, “Compensation”, and (“ASC 718”).

The Company recognizes the cost of all employee stock options on a straight-line attribution basis over their respective contractual terms, net of estimated forfeitures. The Company has selected the modified prospective method of transition.

On September 30, 2009, 400,000 stock options were exercised at an exercise price of $.90 for a value of $360,000.On November 4, 2009, 285,000 stock options were exercised at an exercise price of $.90 for a value of $256,500.
On April 5, 2010, 500,000 stock options were exercised at an exercise price of $.70 for a value of $350,000.

Stock Option Plan

As of April 30, 2010, there are no shares of common stock remaining and available for issuance under the stock option plans.

A summary of the option activity under the Company’s stock option plan as of July 31, 2009 and changes during the nine months ended April 30, 2010, is presented below.

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise Share	Remaining	Intrinsic
Options	Shares	Price	Contractual	Value
Outstanding at July 31, 2009	1,685,000	$2.90
Options granted	-	$
Options exercised	(1,185,000)	$0.90
Options cancelled/expired	-
Options exercised	(500,000)	$0.70
Outstanding at April 30, 2010	0			-

Exercisable at April 30, 2010	0

Stock compensation expense applicable to stock options for the nine months ended April 30, 2010 and 2009 was approximately $0 and $0, respectively. The aggregate intrinsic value of options outstanding as of April 30, 2010 was $0.

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

LI-ION MOTORS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the nine and three months ended April 30, 2010 and 2009.

	Nine Months Ended		Three Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Basic and diluted EPS:
Net loss ascribed to common shareholders - basic and diluted	$(2,067,078)	$(4,697,644)	$(542,475)	$(3,757,728)
Weighted shares outstanding - basic and diluted	11,725,331	5,455,370	13,670,385	8,681,578
Basic and diluted net loss per common share	$(0.18)	$(0.86)	$(0.04)	$(0.43)

Net loss per common share for the nine months ended April 30, 2009 has been revised.  This revision was immaterial to the Company’s consolidated results of operations and financial position. See below for further discussion. All share and per share amounts have been restated to reflect the 1:7, the 1:3 and the 1:2 reverse stock split as discussed in Note 6.

The amounts previously reported for the nine and three months ended April 30, 2009 were as follows:

	Nine Months Ended	Three Months Ended
	April 30, 2009	April 30, 2009
Basic and diluted loss per common share	$(0.43)	$(0.22)

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

Note 11. Commitments and contingencies

Effective April 16, 2008, SPI agreed to lease approximately 5,000 square feet of space in the Company’s North Carolina facility at a rental rate of $2,500.00 per month and the monthly rental to be escalated five (5%) percent annually beginning April 16, 2009.  The leased space is suitable for, and utilized by SPI for, SPI’s developmental and manufacturing operations for licensed products pursuant to the license agreement. The leased space is leased on a month-to-month basis at a current monthly rental of $2,625. Effective April 16, 2010 the new rental rate is $2,756.25.  Although the lease was signed, the space is only 80% completed as of April 30, 2010. Also, effective April 16, 2008, the Company sold specified equipment and supplies related to the license agreement to SPI for the purchase price of $29,005. The Company also entered into a month to month lease agreement for $750 with SPI for renting offices in the Company’s Las Vegas corporate office.

Total rent income for the nine months ended April 30, 2010 and 2009 amounted to approximately $30,375 and $29,250, respectively.

Surety bond
LMC applied to North Carolina Department of Motor Vehicles for a manufacturing license. This application required a surety bond of $50,000 for three years which the Company acquired from Kaercher Campbell & Associates. LMC was licensed as a motor vehicle dealer to engage in the business of selling motor vehicles on March 9, 2009, until March 31, 2010, by the State of North Carolina DMV. LMC renewed its license effective March 31, 2010 to March 31, 2011.

LI-ION MOTORS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010

Legal proceedings

The Company is currently involved in various claims and legal proceedings. Quarterly, the Company reviews the status of each significant matter and assesses its potential financial exposure and if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

An arbitration award in the amount of $70,803 was awarded to Keith Boucher against the Company for attorney’s fees and costs incurred in arbitration. A Judgment has been awarded to Keith Boucher.  The parties have agreed upon a monthly payment and the Company is current with the payments.

Barrett Lyon, an individual, has filed suit against the Company in the Superior Court of California, San Mateo County, for alleged breach of warranty for a vehicle he purchased from the Company seeking $68,222 in damages, plus attorney’s fees estimated in the range of $10,000 to $30,000.

F&C Promptly, Inc., a collection agency, filed in February 2009 a lawsuit against the Company in the District Court, Clark County, Nevada, for approximately $32,000 for collection of the account of the Law Offices of Richard McKnight assigned to F&C Promptly, Inc. for collection.  The Company has come to an agreement with F&C Promptly, Inc. and has agreed to $4,000 a month payment until paid in full.  The Company is current with payments.

Caudle & Spears has obtained a default judgment against the Company in Meckenberg County, North Carolina, General Court, in the amount of $17,686. This law firm represented us in our litigation against Martin Koebler, a former employee, whom we successfully sued for return of Company property and other damages. The Company is in settlement negotiations with Caudle & Spears, since its judgment against Martin Koebler is still in the collection process. A payment agreement has been reached in the amount of $2,500.00 per month with no interest until paid.  The Company is current with these payments.

The Company has been served with a tax lien dated March 3, 2010 from the Internal Revenue Service in the total amount of $251,928.14. Third quarter 2009 taxes are approximately $117,000, which are included in total due. The Company has a payment plan in place with the Internal Revenue Service (IRS).

Note 12. Subsequent events

Stock Dividend - On April 20, 2010 the Board of Directors approved a 20% restricted stock dividend for the holders of our common stock, consisting of one share of common stock for each five shares held of record on the May 28, 2010 record date.

Increase in Authorized Common Stock - On April 7, 2010, the Company’s board of directors approved an amendment to our Articles of Incorporation to increase the authorized number of shares of common stock from 25,000,000 shares, par value $.001 per share, to 100,000,000 shares, par value $.001 per share. The Company thereafter received the written consent from a shareholder of our company holding a majority (51.58%) of the outstanding shares of our common stock on April 8, 2010. The Company filed the amendment with the Secretary of State on Nevada on May 4, 2010, after mailing a Definitive Information Statement to our stockholders and the amendment was effective May 17, 2010.

License Agreement – Effective May 28, 2010 the Company entered into a license agreement with Lithium Electric Vehicle Corp. (“LEVC”) providing for our license to LEVC of certain of the Company’s patent applications and technologies for electric vehicles and other applications. The purpose of the licensee is to expand sales of the Company’s current line of products by the manufacture and sale of such products in Canada, which is LEVC’s exclusive territory under the license agreement.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2010 AS COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 2009

We had sales of $484,505 and incurred a net loss of $2,067,078 for the nine months ended April 30, 2010, which included general and administrative costs of $1,022,095 and research and development expense of $1,057,206.

Our net loss for the  nine-month  period  ended April 30, 2010 decreased from the comparative period in fiscal 2009 (from $4,697,644 in 2009 to $2,067,078      in 2010). This was primarily due to an decrease in general and administrative expense from $3,144,508 in the nine-month period ended April 30, 2009, to $1,022,095 for the comparable period in 2010, a higher research and development expense of $1,057,206 in 2010 compared to $820,667 in 2009; and an increase in sales from $243,141 in the nine-month period ended April 30, 2009, to $484,505 in 2010.  Cost of sales in 2010 was $334,743, as compared to $403,322 in 2009. In 2010, we also incurred interest expense of $295,423 related to loans payable, as compared with $634,747 for the comparable period in 2009.

THREE MONTHS ENDED APRIL 30, 2010 AS COMPARED WITH THREE MONTHS ENDED APRIL 30, 2009

We incurred  a net loss of $542,475 for the three months ended April 30, 2010, which included general and administrative costs of $275,731 and research and development expense of $400,432.

We had sales of $358,596 for the three month period ended April 30, 2010, as compared with sales of 22,085 in the prior period. Our net loss for the three-month  period  ended  April 30, 2010, decreased from the three-month period ended April 30, 2009 (from $3,757,728 for the prior period to $542,475 in 2010). This was primarily due to lower general and administrative costs of $275,731 in the three months ended April 30, 2010, as compared with $2,839,413 in the prior period. We incurred interest expense of $125,704 in 2010, as compared to $213,649 in the prior period.  We incurred research and development costs of $400,432 in 2010, as compared to $657,712 in the prior period.

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

Effective April 15, 2008, we entered into a License Agreement (the “License Agreement”) with Superlattice Power, Inc. (“Superlattice”), providing for our license to Superlattice of our patent applications and technologies for rechargeable lithium ion batteries for hybrid vehicles and other applications (“Licensed Products”).  Under the License Agreement, we have the right to purchase our requirements of lithium ion batteries from Superlattice, and our requirements of lithium ion batteries shall be supplied by Superlattice in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of Superlattice. Our cost for lithium ion batteries purchased from Superlattice is Superlattice’s actual manufacturing costs for such batteries for the fiscal quarter of Superlattice in which our purchase takes place.

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

At April 30, 2010, we had liabilities of $6,661,309, as compared with $5,307,066 at July 31, 2009; and a working capital deficiency of $1,873,399 and a stockholders deficiency of $4,131,256. As of April 30, 2010, we had $19,268 cash on hand. In fiscal 2009, we also defaulted under our loan agreement with Wyndom Capital Investments, Inc. which, as its sole recourse under the loan agreement, took possession of 10,000,000 shares of our common stock held as collateral.

Our property, plant and equipment decreased to $1,935,308 at April 30, 2010, as compared with $1,989,981 at July 31, 2009.

We used net cash in operating activities of $(776,143) in the nine months ended April 30, 2010, as compared with $(1,582,300) in the comparable period in 2009, and cash used in  investing activities was ($6,716) in 2010, as compared with ($121,409) in 2009.

During the nine months ended April 30, 2010, we received net proceeds of $1,294,433 from the issuance of promissory notes for debt, and we made net repayments of advances from related parties of $(497,488). Total cash provided by financing activities in the nine months ended April 30, 2010 was $796,945, as compared with $1,626,979 in 2009.

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

As of April 30, 2010, the Company has borrowed the full $3,000,000 under the loan agreement from Crystal Capital. Interest expense to Crystal Capital was approximately $236,063 for the nine months ended April 30, 2010 and $0 for the nine months ended April 30, 2009, respectively. The Company is now current with the interest payments on the loan.

The current balance as of April 30, 2010 due to Crystal Capital is $3,000,000.

On February 26, 2010, the Company entered into a loan agreement with Frontline Asset Management Inc. The loan provides for payments to the Company of $2,000,000 with interest at a fixed annual rate of 12%. On May 1, 2010, an Addendum to the original Promissory Note, dated February 26, 2010, amended the term of the note to provide for interest only payments, due on the last day of every month until the maturity date of March 30, 2011, when all principal and accrued interest is due and payable. Interest expense for the nine months ended April 30, 2010 and 2009 was $5,929 and $0 respectively.

On April 15, 2010 the Company entered into a loan agreement for $2,000,000 with Winsor Capital Inc. The loan provides for loans of up to $2,000,000 to the Company with an initial installment of $250,000 and additional installments of up to $1,750,000 with a 10% interest rate. The entire loan amount is secured by 10,000,000 shares of the Company common stock. Each loan installment matures three years from issuance of the installment. The loan has an anti-dilution clause for the stock issued as collateral. Stock is issued and delivered proportionately to the delivery of funds. Interest expense for the nine months ended April 30, 2010 and 2009 was $4,399 was $0 respectively.

Liquidity Issues

The Company has substantial obligations to the Internal Revenue Service, in the total amount of $251,928.14, and one judgment and two arbitration awards against us. The Company has a payment plan in place with the Internal Revenue Service (IRS) for delinquent payroll taxes, and with the three judgment creditors. There is no assurance that we will be able raise additional required capital to meet obligations arising from the settlements of these litigation matters, as well as the settlement payments with the IRS, and continue operations.

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

Beginning in the first quarter of 2009, the Company must disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC Paragraph 855-10-50-1. With regards to the condensed consolidated financial statements and notes to those financial statements contained in this Form 10-Q, the Company has evaluated all subsequent events through June 14, 2010 (the date the Company’s financial statement are issued).

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

Hybrid Technologies, Inc. v. Keith Boucher
An arbitration award in the amount of $70,803 was awarded to Keith Boucher against the Company for attorney’s fees and costs incurred in arbitration. A Judgment has been awarded to Keith Boucher.  The parties have agreed upon a monthly payment and the Company is current with the payments.

Barrett Lyon v. EV Innovations, Inc.
Barrett Lyon, an individual, has filed suit against the Company in the Superior Court of California, San Mateo County, for alleged breach of warranty for a vehicle he purchased from the Company seeking $68,222 in damages, plus attorney’s fees estimated in the range of $10,000 to $30,000.

F&C Promptly, Inc. v. EV Innovations, Inc.
F&C Promptly, Inc., a collection agency, filed in February 2009 a lawsuit against the Company in the District Court, Clark County, Nevada, for approximately $32,000 for collection of the account of the Law Offices of Richard McKnight assigned to F&C Promptly, Inc. for collection.  The Company has come to an agreement with F&C Promptly, Inc. and has agreed to $4,000 a month payment until paid in full.  The Company is current with payments.

Caudle & Spears v. EV Innovations, Inc.
Caudle & Spears has obtained a default judgment against the Company in Meckenberg County, North Carolina, General Court, in the amount of $17,686. This law firm represented us in our litigation against Martin Koebler, a former employee, whom we successfully sued for return of Company property and other damages. The Company is in settlement negotiations with Caudle & Spears, since its judgment against Martin Koebler is still in the collection process. A payment agreement has been reached in the amount of $2,500.00 per month with no interest until paid.  The Company is current with these payments.

Internal Revenue Service
The Company has been served with a tax lien dated March 3, 2010 from the Internal Revenue Service in the total amount of $251,928.14. Third quarter 2009 taxes are approximately $117,000, which are included in total due. The Company has a payment plan in place with the Internal Revenue Service (IRS).

Item 6. Exhibits

10.33	Promissory Note of the Company, dated February 26, 2010, issued to Frontline Asset Management Inc.

Ex 31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Ex 32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Li-ion Motors Corp.

/s/Stacey Fling
Stacey Fling
Chief Executive Officer and Director
(Chief Executive Officer and
Principal Financial Officer)
Dated: June 18, 2010