Form 10-K
period 2010-07-31
Li-on Motors Corp.
filed 2010-11-02
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-33391

(Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0490890 (I.R.S. Employer Identification No.)

4894 Lone Mountain #168, Las Vegas, Nevada (Address of Principal Executive Offices)	89130 (Zip Code)

(702) 425-7376 (Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ No

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)Of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the issuer:  (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 31, 2010 was $9,047,301, based on the average bid and asked prices on the OTC Bulletin Board on that date.

On October 27, 2010, there were 30,047,301 shares of common stock outstanding.

Table of Contents

Item 1. Business	3

Item 1A. Risk Factors	7

Item 1B. Unresolved Staff Comments	8

Item 2. Properties	8

Item 3. Legal Proceedings	8

Item 4. [Removed and Reserved]	9

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9

Item 6. Selected Financial Data	11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	15

Item 8. Financial Statements and Supplementary Data	15

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	36

Item 9A (T). Controls and Procedures	36

Item 9B. Other Information	37

Item 10. Directors, Executive Officers and Corporate Governance	37

Item 11. Executive Compensation	11

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	39

Item 13. Certain Relationships and Related Transactions, and Director Independence	40

Item 14. Principal Accountant Fees and Services	41

Item 15. Exhibits and Financial Statement Schedules	42

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2010, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1. Business

Company History

Li-ion Motors Corp. (“we, “us”, the “Company” or “Li-ion”) was incorporated under the laws of the State of Nevada in April 2000. Since our incorporation, we have evaluated various business opportunities; however, after evaluation of several different lines of business, we determined to focus our efforts on the development and marketing of electric powered vehicles and products.

We changed our name from Whistler Investments, Inc. to Hybrid Technologies, Inc. on March 9, 2005 to reflect our corporate focus on electric products, on January 22, 2009, we changed our name to EV Innovations, Inc. in order to clarify that our vehicles are fully electric, not hybrids. Effective February 1, 2010, we changed our name to Li-ion Motors Corp, to distinguish that our motors run on lithium ion batteries.

Recent Developments

In 2008 Progressive Casualty Insurance Company announced a $10,000,000 automotive X Prize for innovative, production–capable cars that have an equivalent of 100 miles per gallon (mpg) using eco-friendly means of propulsion. Li-ion entered and won in the side-by-side alternative fuel class.    Li-ion staff developed and designed the Wave II car for the competition, using our lithium-ion battery packs. The competition opened in January 2010, with the Detroit Auto Show, where 111 teams registered. Qualifying and shakedown stages were held in April, May and June at the Michigan Speedway. Technical inspections were performed to ensure vehicles were safe and conformed to specifications that were submitted at the time of entry.  Vehicles were required to achieve 100 miles per gallon equivalent (MPGe) with less than 200g/mile CO2 emissions to continue to the finals. Team Li-ion had 182.3 MPGe with 0.74 energy consumed and greenhouse emissions of 125. The event moved on to the on-road range, which requires the car to drive 100 miles without recharging. Li-ion’s Wave II finished first with a .17 edge over the second place vehicle. Dynamic safety dealt with acceleration, braking and accident avoidance.  Final validation was conducted at Argonne labs in Chicago to verify track results.   The announcement of the winners took place in Washington, D.C. on September 16, 2010. On October 27, 2010, we were paid the $2,500,000 X Prize for our class in the competition. We look forward to marketing our Wave and Inizio electric vehicles, and we believe that our technology was proven out at the X-Prize competition.

Liquidity and Capital Resources

As of July 31, 2010, we had cash on hand of $2,113 and our liabilities totaled $7,960,959. For the year ended July 31, 2010, we incurred a net loss from operations of $3,721,230. On July 31, 2010, we had a working capital deficit of $1,836,457 and a stockholders' deficit of $5,918,907.

On October 27, 2010, we received the $2,500,000 in funds for the X Prize award.  We will need additional capital to continue development and marketing of our electric vehicles, particularly given the number of companies competing in this sector and the fact that many of the larger car manufacturers are developing and marketing electric and hybrid vehicles.

We had 30,047,301 shares of common stock issued and outstanding as of October 28, 2010. Our common stock is traded on the OTC Bulletin Board.

General

We are an early stage technology company. We are developing and marketing electric powered vehicles and products.

Our Electric Battery Pack and Vehicle Technology

We commenced marketing conversions of four-wheel vehicles in 2007 and 2008. Then in 2009 we began to design and manufacture new and innovative autos of our own design.

In our Mooresville, North Carolina facility we converted and tested vehicles based on Chrysler PT Cruiser, Mini Cooper, Pontiac Vibe, Toyota Yaris and the Mercedes’ Smart car. We replaced the gasoline power systems with all electric lithium battery power systems and battery management systems.  We have developed a rapid charge system that reduces charge time by approximately 65%; it is currently being used and tested.

Our Mooresville facility consists of approximately 40,000 square feet of space. Currently we use approximately 20,000 square feet for conversion, production, manufacturing and design. We also have a battery lab that is leased to Superlattice Power, Inc. (“Superlattice”) of approximately 5,000 square feet. The remaining square footage is used for offices and storage.

The Battery Technology We Use

In electric vehicles the battery pack performs the same function as the gas tank in a conventional vehicle: it stores energy needed to operate the vehicle. We use battery packs created in-house from Kokam cells in our converted vehicles. We anticipate using cells created by Superlattice in the  future.

License Agreements

We entered into a License Agreement (“Superlattice License Agreement”) with Superlattice in April 2008, providing for our license to Superlattice of our patent applications and technologies for rechargeable lithium ion batteries for hybrid vehicles and other applications (“Licensed Products”). Under the Superlattice License Agreement, we have the right to purchase our requirements of lithium ion batteries from Superlattice, and our requirements of lithium ion batteries shall be supplied by Superlattice in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of Superlattice. Our cost for lithium ion batteries purchased from Superlattice shall be Superlattice’s actual manufacturing costs for such batteries for the fiscal quarter of Superlattice in which our purchase takes place. On May 25, 2010, the Superlattice License Agreement was amended to reflect Superlattice’s territory would be the United States, U.S. possessions and territories only and the Company can license other companies in other parts of the world.

Superlattice agreed to invest a minimum of $1,500,000 in 2008 and 2009 in development of the technology for the Licensed Products. In the initial year under the License Agreement, Superlattice invested $264,043 in the development of technology, and therefore is not in compliance with its obligations under this covenant of the Superlattice License Agreement. We have advised Superlattice, that we will not give notice of default against Superlattice for its failure to comply with this covenant for the term of the License Agreement.

On May 25, 2010 the Superlattice License Agreement was amended to limiting the license granted to Superlattice to only the United States, permitting Li-ion to grant other licenses to companies in other parts of the world.

Effective May 28, 2010, we entered into a License Agreement (the “LEVC License Agreement”) with Lithium Electric Vehicle Corp. (“LEVC”) providing for our license to LEVC of certain of our patent applications and technologies for electric vehicles and other applications. The purpose of the license is to expand sales of our current line of products by the manufacture and sale of such products in Canada, which is LEVC’s exclusive territory under the License Agreement.

Under the LEVC License Agreement, LEVC has agreed, in consideration of the grant of the license, to pay us $1,000,000, of which $666,667 has been paid, plus an amount equal to the independent valuation of the license under the LEVC License Agreement, less the $1,000,000 payment.  The payment of the excess of the valuation amount over the $1,000,000 payment would be made by way of a convertible debenture or other securities. Additionally, LEVC, as licensee, would pay an annual fee of $500,000, commencing on the second anniversary of the date of the LEVC License Agreement, and a royalty as determined in the independent valuation report. The initial term of the license is ten years.

Electric Motors

We use a variety of electric motors in our converted vehicles, therefore, we are not reliant on any single manufacturer of electric motors. There are a large number of domestic and foreign manufacturers of electric motors, and we anticipate the motors with the specifications we require will be available at reasonable commercial prices from a number of these sources.

We believe that an important characteristic of our technology is the lithium battery power source, which is more efficient and powerful than other battery power sources. Vehicles utilizing this technology have the ability to travel far greater distances, can recharge in less time and also benefit from weight reduction, as compared with vehicles using other battery powered systems. One of the major historic hurdles facing electric vehicle manufacturers is that most power sources do not allow the vehicle to travel more than 100 miles before needing to be recharged. We believe that we can produce electric powered vehicles with a travel range equal to or greater than 200 miles.

A significant difference between electric vehicles and gasoline-powered vehicles is the number of moving parts. The electric vehicle motor has one moving part, the shaft, which is very reliable and requires little or no maintenance, thus reducing repair costs. Whereas the gasoline-powered vehicle’s motor has numerous moving parts, requiring a wide range of maintenance. The controller and charger are electronic devices with no moving parts, and they require little or no maintenance. Electric vehicle batteries are sealed and maintenance free, However, the life of these batteries is limited, and batteries will require periodic replacement. New batteries are being developed that will not only extend the range of electric vehicles, but will also extend the life of the battery pack which may eliminate the need to replace the battery pack during the life of the vehicle.

Products Under Development

We have products under development in the following categories.

Vehicles

Li-ion has designed from the ground up and produced the Inizio a luxurious sports car that we expect will achieve speeds up to 200 miles per hour with acceleration from 0 to 60 in 5 seconds and a range of up to 250 miles before recharging.

The Company has also designed and produced the Wave as a family car. The Wave will be available in both two and four door models. The Wave has been aerodynamically designed to reach speed up to 80 miles per hour with acceleration from zero to sixty in twelve seconds. Both these innovative vehicles manufactured by Li-ion Motors have no emissions.

Commercial Initiatives

On March 9, 2009 the State of North Carolina issued a manufacturing license to the Company, and we now are manufacturing our own original design vehicles with Vehicle Identification Number’s (“VIN”), while we continue to convert other vehicles.

Since February 2004, the LiVTM series electric vehicle has been tested and is under review by a number of government agencies. The testing of the LiVTM series vehicles by NASA, Arcadis, a contractor to the U.S. Environmental Protection Administration, NYC Taxi Commission, and US Paratransit is completed. The LiVTM WISE is listed in the catalogue of the Unites States General Services Administration, and these vehicles are available for purchase by multiple government agencies. The target market for the LiVTM WISE is federal government offices, utility companies, defense organizations and fleet operators. Li-Ion worked with Zero Truck- USA for commercialization of lithium ion powered heavy duty truck. We now offer our own, “Wave” two and four door electric vehicles and the “Inizio” super cars to the US market. The “Wave” electric vehicle is targeted at the commuter environment, and the “Inizio” super sport car targets the high performance car market. We anticipate that the “Inizio”  and “Wave” will be the front line vehicles for us.

We have signed a Space Act agreement with NASA and several of our electric vehicles are being driven daily by NASA at the Kennedy Space Center in Florida.

Competition

The discussion below identifies some of our principal competitors in the electric vehicle area, and is by no means a comprehensive discussion of the companies competing or planning to compete in this area.

The Automotive X-prize drew many companies into the challenge of designing electric vehicles. Aptera, RaceAbout, Project TW4XP, Edision2, OptaMotive all entered that competition, and they anticipate producing electric vehicles.

ZAP Alias is a 100% plug-in electric car designed in a three-wheeled configuration, two wheels in front, one in the rear.  ZAP has sold a three-wheeled city-car and truck called the Xebra since 2006 and has one of the only electric vehicle distribution and service dealer networks in existence. Currently, ZAP has over 60 dealers throughout the USA as well as a number of international distribution points, including South America and The Middle East.

Tata Motors is India's largest automobile company, India’s leader in commercial vehicles and among the top three in passenger vehicles. Tata Motors plans to develop cars that are more fuel efficient, cleaner, with minimum impact to the environment.

General Motors’ Chevrolet division is developing its model named “Volt”, an electric car, with a scheduled launch in the 2011 model year.

The Lightning GT is a battery powered sports car manufactured by the United Kingdom company British Lightning Car Company that is scheduled to begin deliveries in 2012. The expected price is about $200,000.

Tesla Motors was founded in 2003. The TESLA Roadster is their first production car, capable of a range of 200 miles with a top speed of 135 mph. It began sales in early 2008.

The Nissan Leaf has planned sales for December 2010.

Employees

As of the date of this report, we have 30 employees, including our President and CEO, Stacey Fling, with her assistants and accounting staff at the corporate office in Las Vegas, Nevada.

Research and Development Expenditures

We incurred research and development expenditures of $1,264,420 in our fiscal year ended July 31, 2010, and $1,296,281  in our fiscal year ended July 31, 2009.

Patents and Trademarks

We have filed three  utility patents, (non-provisional);  each application claims the benefit of the provisional filing date of July 1, 2009.

1. Thermal Management System for Lithium Batteries -  Application No: 12829369

It has been observed that lithium ion batteries work efficiently and provide the highest mileage at certain predetermined temperatures.  Below optimum temperature, efficiency drops off drastically.  For example if an electric vehicle can run 100 miles at its battery’s  optimum operational temperature, at zero or subzero temperatures the vehicle’s mileage would drop by approximately forty percent.  To avoid this,  a heating system has been introduced to keep the battery temperature at a certain point to achieve the target mileage while driving during the winter  seasons which reach zero or subzero temperatures. The lithium ion battery is also not allowed to charge at zero, subzero or, or below temperatures for safety issues.

2. Rechargeable Battery Cathode Material - Application No. 12829355

 A novel cathode material for a rechargeable battery.

3. Charging Algorithm for Lithium Batteries - Application No. 12829362

There are two major charging procedures for charging lithium polymer batteries.  One method is to charge at a constant current.  When a target voltage is reached the current is kept constant until the current which normally decreases, rises to a certain value.  Another method of charging is step charging with a constant current.  In this method, the current is stopped at time intervals until the target voltage is reached.  It has been observed that lithium ion batteries are very sensitive to charge rates, temperatures, thermodynamics and kinetics of all components, electrodes and battery chemistry.  A novel method reveals a specific algorithm to efficiently charge lithium batteries by adjusting battery voltage and current output to match the individual chemistry of lithium batteries.

The Company has also filed two provisional patents related to our battery management system and reverse battery management.

Item 1A.  Risk Factors

You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

We are continuing to incur substantial losses from our  operations.

We have had minimal revenues from joint ventures and sales of our products. We have not signed any definitive joint venture agreements to commercialize any of our products. As of July 31, 2010, we had cash on hand of $2,113. At that same date our liabilities totaled $7,960,959. For the year ended July 31, 2010, we incurred a net loss from continuing operations of $3,721,230. On July 31, 2010, we had a working capital deficit of $1,836,457 and a stockholders' deficit of $5,918,907.

We expect that we will continue to incur operating losses in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

If we do not obtain additional financing, our business will fail.

Our current operating funds and revenues from converted vehicle sales are less than necessary for commercialization of our products. The X Prize award will be of substantial assistance to us in the near term; however, we will need to obtain additional financing to complete our business plan. We do not currently have arrangements for additional financing and we may not find such financing if required. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

  We are subject to all of the risks of a new business.

Our business operations are relatively recent; therefore, we face a potentially higher risk of business failure. Our sales revenues are still not significant as of the date of this report. Potential investors should be aware of the difficulties normally encountered by newer companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the many problems including: expenses, difficulties, complications, delays encountered in connection with the commercialization of our products, unanticipated problems relating to product development, arranging and negotiating with joint venture partners, additional costs and expenses that may exceed current estimates. We have limited history upon which to base any assumption as to the likelihood that our business will prove successful, and investors should be aware that there is a substantial risk that we may not generate any significant operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future.

Our management has limited experience in products utilizing electric battery power and with negotiating commercial arrangements for such products.

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

Our products are highly regulated.

Our products are highly regulated. There are special safety standards in effect for vehicles with a top speed of up to 25 miles per hour. Marketing vehicles that compete with passenger cars, requires compliance with the full federal safety standards. Regulatory reviews and compliance have already consumed significant time and resources and will continue to do so as we work towards obtaining a dealership license. This may adversely affect the timing of bringing products to market, as well as the profitability of such products once regulatory approvals are obtained.

 Our electric powered vehicle business is subject to substantial risks.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in Las Vegas, Nevada . We lease approximately 1,900 square feet under a lease agreement which commenced in March 2008 and renews on an annual basis. The lease provides for an aggregate annual payment of $18,000. Our mailing address is 4894 Lone Mountain Rd., #168, Las Vegas, Nevada 89130, for which we pay $25 per month, on a month to month basis.

In May 2006, we purchased 40,000 square foot facility at 158 Rolling Hill in Mooresville, North Carolina. Effective March 31, 2010 the Company entered into a stipulation agreement with Bayview Loan Servicing, LLC that reduced the current monthly payment to $5,349, including interest.  In 2013, Bayview Loan Servicing LLC may step up the interest rate at that time.

We believe our current facilities will generally be adequate for our needs for the foreseeable future.

Item 3. Legal Proceedings.

Other than as described below, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Hybrid Technologies, Inc. v. Keith Boucher

An arbitration award in the amount of $70,803 was awarded to Boucher against the Company for attorney’s fees and costs incurred in arbitration. A Judgment has been awarded to Keith Boucher.  The parties have agreed upon a monthly payment and the Company is current with the payments.

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

Internal Revenue Service

The Company has been served with a tax lien dated March 3, 2010 from the Internal Revenue Service in the total amount of $251,928.14. Third quarter 2009 taxes are approximately $117,000, which are included in total due. The Company has a payment plan in place with the Internal Revenue Service (“IRS”).

Javad Hajihadian

 Javad Hajihadian, an individual , had ordered and paid for, the first super car to be produced by Li-ion Motors in November 2008. The car was in the design stage when it was ordered; with the understanding it would be a minimum of one year before the car would be manufactured.  The client has changed his mind and his attorney contact the company to cancel his contract and have his payment refund. The parties have reached an agreement and the payment is being refunded with interest. The settlement agreement was for $102,500 and stipulated monthly payments of $10,250 commencing in July 2010.  The initial two payments were paid to Mr. Hajihadian in August 2010, and the Company is current in its payments.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common  stock  trade and have  traded on the NASD OTC  Bulletin  Board since March 4, 2002. Our common stock also trades on the OTCQB Tier of the Pink OTC Markets.  The following table sets forth for our last two fiscal years by quarter the high and low closing prices of our common shares traded on the OTC Bulletin Board:

Period	High	Low
August 1, 2008 to October 31, 2008	$3.35	$0.72
November 1, 2008 to February 18, 2009	$0.89	$0.30
February 19, 2009 to April 30, 2009 (1)	$2.00	$1.02
May 1, 2009 to July 31, 2009	$2.10	$1.30
August 1, 2009 to October 31, 2009	$1.85	$1.33
November 1, 2009 - January 31, 2010	$1.60	$0.40
February 1, 2010 - April 30, 2010	$2.25	$0.66
May 1, 2010 - July 31, 2010	$2.19	$0.88

(1)	A one-for-three reverse split was effective February 19, 2009.
(2)	A one-for-two reverse split was effective February 1, 2010.
(3)	A 20% stock dividend was paid effective May 28, 2010, on the common stock.

The above  quotations are taken from information  provided by Yahoo and reflect inter-dealer prices, without retail mark-up, mark-down or commission  and may not represent actual transactions.

Holders of Common Stock

As of October 15, 2010, we had 242 holders of record of our common stock.

Dividends

Our current  policy is to retain earnings in order to finance our operations.  Our board of directors will determine future declaration and payment of dividends,  if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

 Securities Authorized for Issuance under Equity Compensation Plans

All stock options under all plans have been granted, exercised and issued. Currently the Company has no options warrants or rights available.

Sales of Unregistered Securities

The following table sets forth the sales of unregistered securities for the last three years.

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

February 23, 2010
3,749,999 shares of common stock issued as collateral security pursuant to Loan Agreement, dated May 5, 2008, between the Company and Crystal Capital Investments Inc. Shares issued pursuant to anti-dilution provisions in Loan Agreement.
		Crystal Capital Investments, Inc.	NA	NA/NA

May 18, 2010	3,749,999 shares of common stock issued as collateral security pursuant to Loan Agreement, dated April 15, 2010, between the Company and Winsor Capital Inc.	Winsor Capital, Inc.	NA	NA/NA

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

Results of Operations for the Year Ended July 31, 2010

Electric Vehicle Operations

Sales of our electric vehicles for the fiscal year ended July 31, 2010 were $531,381, an increase of $55,553 or 12% as compared with 2009.

We convert and manufacture vehicles in our developmental facility in Mooresville, North Carolina. Our teams of highly qualified engineers oversee electrical and mechanical staff. This 40,000 square foot facility has office space,  room for manufacturing, conversions, storage and a battery lab that is leased to Supperlattice, with the potential for future growth, enabling us to work on many projects and vehicles concurrently.
With the licenses of our lithium battery and electric vehicle technology described below, we are concentrating on sales of our vehicles.  We initiated several nationwide newspaper advertising campaigns which  generated some orders for our vehicles, and we are also seeing as a result a significant increase in inquiries about our electric vehicle products.

We entered into a License Agreement (“Superlattice License Agreement”) with Superlattice in April 2008, providing for our license to Superlattice of our patent applications and technologies for rechargeable lithium ion batteries for hybrid vehicles and other applications (“Licensed Products”).  Under the Superlattice License Agreement, we have the right to purchase our requirements of lithium ion batteries from Superlattice, and our requirements of lithium ion batteries shall be supplied by Superlattice in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of Superlattice. Our cost for lithium ion batteries purchased from Superlattice shall be Superlattice’s actual manufacturing costs for such batteries for the fiscal quarter of Superlattice in which our purchase takes place. On May 25, 2010, the Superlattice License Agreement was amended to reflect Superlattice’s territory would be the United States, U.S. possessions and territories only, and the Company can license other companies in other parts of the world.

Superlattice agreed to invest a minimum of $1,500,000 in 2008 and 2009 in development of the technology for the Licensed Products. In the initial year under the License Agreement, Superlattice invested $264,043 in the development of technology, and therefore is not in compliance with its obligations under this covenant of the Superlattice License Agreement. We have advised Superlattice, that we will not give notice of default against Superlattice for its failure to comply with this covenant for the term of the License Agreement.

On May 25, 2010 the Superlattice License Agreement was amended to limiting the license granted to Superlattice to only the United States, permitting Li-ion to grant other licenses to companies in other parts of the world.

Effective May 28, 2010, we entered into a License Agreement (the “LEVC License Agreement”) with Lithium Electric Vehicle Corp. (“LEVC”) providing for our license to LEVC of certain of our patent applications and technologies for electric vehicles and other applications. The purpose of the license is to expand sales of our current line of products by the manufacture and sale of such products in Canada, which is LEVC’s exclusive territory under the License Agreement.

Under the LEVC License Agreement, LEVC has agreed, in consideration of the grant of the license, to pay us $1,000,000, of which $666,667 has been paid, plus an amount equal to the independent valuation of the license under the LEVC License Agreement, less the $1,000,000 payment.  The payment of the excess of the valuation amount over the $1,000,000 payment would be made by way of a convertible debenture or other securities. Additionally, LEVC, as licensee, would pay an annual fee of $500,000, commencing on the second anniversary of the date of the LEVC License Agreement, and a royalty as determined in the independent valuation report. The initial term of the license is ten years.

Cost of Sales

Cost of sales as a percentage of net sales for the fiscal year ended July 31, 2010 was approximately 107% compared to approximately 141% in 2009. This decrease was primarily attributable to the decrease in labor expenditures. Based on our historical review of costs, we expect that cost of sales in the future will remain in line on a percentage basis with our historic level of approximately 105%. As sales volumes and prices increase, costs should then reduce as a percentage of sales.

General and Administrative Expenses

General and administrative (“SG&A”) expenses decreased to $2,428,622 for the fiscal year ended July 31, 2010, as compared to $4,794,393 during the same period in 2009. The decrease was attributable a $2,490,000 compensatory expense for stock options exercised.  In addition, the Company had a decrease in (1) advertising and marketing related expenses of $452,836;(2)  warranty expense for vehicles previously sold of $82,555; (3) financing activity expense of $72,521; (4) legal fees of $52,474; (5) salaries and wages of $36,979; and (6) other various expenses of $19,613.  The reduction in expenditures was offset with a $841,207 provision in connection with Superlattice promissory note with the Company. Of all SG&A expenses the Company incurred during fiscal 2010, the majority were charges that are expected to be recurring.

Research and Development Expenses

No set amount has been set aside for research and development (“R&D”), however, all projects and purchases require approval prior to  initiation. Salaries, payroll taxes, and benefits expensed to R&D for the year ending  July 31, 2010, amounted to $1,107,532 and $1,054,749 for year ending July 31, 2009. Parts and supplies expensed to R&D was $129,728 and $202,167 for the years ending July 31, 2010 and July 31, 2009, respectively. Shipping charges and battery management systems were $27,161 and $39,365, for the years ending July 31, 2010 and July 31, 2009 respectively. We expect that research and development expenses will continue to remain substantial and grow as we aggressively move to bring products to market

Interest Expense

Interest expense decreased to $505,371 for the fiscal year ended July 31, 2010 as compared to $742,825 for 2009. Interest expense consists primarily of interest related to borrowings.

Other Income

Effective April 16, 2008, Superlattice agreed to lease approximately 5,000 square feet of space (“Leased Space”) in our North Carolina facility, such Leased Space to be suitable for, and utilized by Superlattice for, Superlattice’s developmental and manufacturing operations for Licensed Products pursuant to the License Agreement.  The Leased Space is leased on a month-to-month basis at a monthly rental of $2,756 the monthly rental to be escalated five (5%) percent annually.

Other income for the fiscal year end July 31, 2010 consists of (1) accounting fees and rental income from Superlattice for $70,894; (2)  the company received an assignment of judgment from Martin Koebler for $21,114; and (3) revenue earned from the license agreement with LEVC of $83,333.

Other income for the fiscal year end July 31, 2009 consisted of accounting fees and rental income from Superlattice for $69,375 and other miscellaneous revenue of $8,416.

Net Loss

Net loss attributable to common stockholders for the fiscal year ended July 31, 2010 decreased to $3,933,604 from $6,817,974  for the previous fiscal year. Basic and diluted loss attributable to common stockholders per share of common stock for the fiscal year ended was $0.22 as compared to $0.66 for the fiscal year ended July 31, 2009.

Liquidity and Capital Resources

Since our incorporation, we have financed our operations almost exclusively through the sale of our common  shares to  investors and borrowings.  We  expect  to  finance operations  through  borrowings and the sale of equity in the  foreseeable  future as we receive minimal revenue from our current business operations. There is no guarantee that we will be successful in arranging financing on acceptable terms.

At July 31, 2010, we had liabilities of $7,960,959,as compared with $5,307,066 at July 31, 2009, a working capital deficiency of $1,836,457 and a stockholders’ deficiency of $5,918,907. In fiscal 2009, we also defaulted under our loan agreement with Wyndom Capital Investments, Inc. which, as its sole recourse under the loan agreement, took possession of 10,000,000 shares of our common stock held as collateral.

Our property, plant and equipment decreased to $1,919,681 at July 31, 2010, as compared with $1,989,981 at July 31, 2009.

We used net cash in operating activities of $2,336,670  in the year ended July 31, 2010, as compared with $2,469,775 in 2009, and cash used in investing activities was $22,857 in 2010, as compared with $62,106  in 2009.

During the year ended July 31, 2010, from the issuance of a promissory note for a receivable, we advanced $1,282,988 to Superlattice Power, Inc. and was repaid $441,781. During the year ended July 31, 2010, we received net proceeds of $ 2,581,645 from the issuance of promissory notes for debt, and made repayments of  $430,516.  We received advances from a related party of $1,252,014 and repaid $210,455. Total cash provided by financing activities in the year ended July 31, 2010 was $3,833,659, as compared with $3,320,880  in 2009.

On May 5, 2008, the Company entered into a loan agreement with Crystal Capital Ventures Inc. (Crystal”). The loan agreement provides for loans to the Company of up to $3,000,000, with a minimum initial loan of $500,000 on May 19, 2008. The notes bear interest payable monthly in arrears at the rate of 10% per annum and mature and are due and payable May 4, 2011. The loans under the loan agreement are secured by shares of the Company’s common stock held by Crystal. The Company is required to issue shares as collateral at the rate of two and one half shares of the Company’s common stock for each dollar principal amount of the loan advanced to the Company.  Following disbursement of the first $1,000,000 of funds pursuant to the loan agreement, on May 27, 2008, the Company issued 2,500,000 shares of common stock as collateral to Crystal. After the 1:3 reverse stock split in February 2009 the Company issued Crystal an additional 5,000,000 shares to make their shares held as collateral total 7,500,000. After the 1:2 reverse stock split in February 2010 the Company issued Crystal an additional 3,749,999 shares to make their shares held as collateral total 7,500,000.

As of July 31, 2010, the Company has borrowed the full $3,000,000 under the loan agreement from Crystal Capital. Interest expense to Crystal Capital was approximately $341,676 for the year ended July 31, 2010 and $202,007 for the year ended July 31, 2009, respectively. The current balance as of July 31, 2010 due to Crystal Capital is $3,000,000.

On October 12, 2010, the Company entered into a amendment to the Crystal loan agreement, under which the lender agreed to extend the due date of the loan to May, 2012.

On February 26, 2010, the Company entered into a loan agreement with Frontline Asset Management Inc. (“Frontline”). The loan provides for payments to the Company of $2,000,000 with interest at a fixed annual rate of 12%. On May 1, 2010, an Addendum to the original Promissory Note, dated February 26, 2010, which amended the term of the note to state interest only payments, due on the last day of every month until maturity date March 1, 2011 when all principal and accrued interest shall be due and payable.  Interest expense for the year ended July 31, 2010 was $42,341.

On October 11, 2010, the Company entered into a amendment to the Frontline loan agreement, under which the lender agreed to extend the due date of the loan to March 1, 2012.

On April 15, 2010 the Company entered into a loan agreement for $2,000,000 with Winsor Capital Inc. The loan provides for loans of up to $2,000,000 to the Company with an initial installment of $250,000 and additional installments of up to $1,750,000 with a 10% interest rate. The entire loan amount is secured by 10,000,000 shares of the Company common stock. Each loan installment matures three years from issuance of the installment. The loan has an anti-dilution clause for the stock issued as collateral. Stock is issued and delivered proportionately to the delivery of funds. Interest expense for the year ended July 31, 2010 was $19,139.

Related Parties Advances

The Company received additional advances of $1,252,014 and repaid $1,349,955 in the form of cash, common stock and two Li-ion manufactured electric vehicles from Salim Rana Investments  (“SSRI”) , a former shareholder, for the year ended July 31, 2010.  During fiscal year ended July 31, 2009, the Company received $2,123,399 and repaid $2,025,458 in the form of cash and common stock.  As of July 31, 2010 and 2009, the amount due to SSRI was $0 and $97,941, respectively.

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

Other Matters

None.

New Financial Accounting Standards

The Financial Accounting Standards Board (“FASB”) has codified a single source of U.S. Generally Accepted Accounting Principles (“GAAP”), the Accounting Standards Codification™. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

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

Item 8. Financial Statements and Supplementary Data.

LI-ION MOTORS, CORP.

CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2010 and 2009

TABLE OF CONTENTS

Madsen & Associates, CPA's Inc.
684 East Vine Street
Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Li-ion Motors Corp.
Las Vegas, NV

We have audited the accompanying consolidated balance sheet of Li-ion Motors Corp. (formerly EV Innovations, Inc.) (collectively, the “Company”) as of July 31, 2010, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Li-ion Motors Corp. as of July 31, 2009, were audited by other auditors whose report, dated November 4, 2009, expressed an unqualified opinion on those statements.

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

In our opinion, the 2010 financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Madsen & Associates, CPAs Inc.

October 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
EV Innovations, Inc.
Las Vegas, NV

We have audited the accompanying balance sheet of EV Innovations, Inc. (collectively, the “Company”) (a development stage enterprise) as of July 31, 2009, and the related statements of operations, stockholders’ deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Wiener, Goodman & Company, P.C.
Eatontown, New Jersey
November 4, 2009

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Balance Sheets

	July 31,
	2010	2009
Assets

Current assets:
Cash and cash equivalents	$2,113	$5,182
Accounts receivable, net of allowance for doubtful accounts of $0	-	13,522
Note receivable, net of allowance for doubtful account of $841,207	-	-
Inventories	35,000	227,826
Employee advances	10,000	1,508
Other current assets	51,001	18,009
Total current assets	98,113	266,047
Property and equipment, net	1,919,681	1,989,981

Deferred patent costs	24,258	24,258

Total assets	$2,042,052	$2,280,286

Liabilities and Stockholders' Deficiency

Current liabilities:
Bank overdrafts	$14,104	$-
Accounts payable and accrued expenses	1,296,734	999,749
Current portion of long-term debt	22,444	39,702
Customer deposits	100,000	391,199
Deferred revenue	501,288	3,808
Due to related parties	-	97,940
Total current liabilities	1,934,570	1,532,398

Long-term liabilities:
Long-term debt, less current portion	5,943,056	3,774,668
Long-term deferred revenue, less current portion	83,333	-

Total liabilities	7,960,959	5,307,066

Commitments and contingencies	-	-

Stockholders' deficiency

Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 30,047,301 issued and
outstanding at July 31, 2010 and 20,884,101 at July 31, 2009 respectively	30,047	20,884
Additional paid-in capital	56,758,511	55,731,174
Accumulated deficit	(62,699,029)	(58,765,425)
Accumulated other comprehensive income	(8,436)	(13,413)
Stockholders' deficiency	(5,918,907)	(3,026,780)
Total liabilities and stockholders' deficiency	$2,042,052	$2,280,286

See accompanying notes to consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Statements of Operations

	For the Years Ended
	July 31,
	2010	2009
Sales	$531,381	$475,828

Costs and expenses:
Cost of sales	559,569	625,866
General and administrative	2,428,622	4,794,393
Research and development	1,264,420	1,296,281
Total costs and expenses	4,252,611	6,716,540
Loss from continuing operations	(3,721,230)	(6,240,712)

Other (expenses)/income:
Interest expense	(505,371)	(742,825)
Other income	175,341	77,791
Forgiveness of debt	117,656	87,772
Loss before provision for (benefit from) income taxes	(3,933,604)	(6,817,974)
Provision for (benefit from) income taxes	-	-
Net loss	(3,933,604)	(6,817,974)

Less: Net loss attributable to noncontrolling interest	-	-
Net loss attributable to Li-ion Motors Corp	$(3,933,604)	$(6,817,974)

Loss per share - basic and diluted:
Loss per common share attributable to Li-ion Motors Corp. common shareholders	$(0.22)	$(0.66)
Weighted average number of shares outstanding - basic and diluted	17,986,016	10,278,989
Amounts attributable to Li-ion Motors Corp. common shareholders:
Net loss	$(3,933,604)	$(6,817,974)

See accompanying notes to consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Statements of Cash Flows

	For the Years Ended
	July 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,933,604)	$(6,817,974)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	77,917	82,350
Loss on disposal of property and equipment	15,242	-
Provision for doubtful accounts	841,207	-
Non-cash stock-based compensation	70,000	2,630,000
Non-cash sale of electric vehicles	(173,000)	-
Increase (decrease) in cash flows from changes in operating assets and liabilities
Accounts receivable, net	13,522	79
Inventories	192,826	59,484
Employee advances	(8,492)	(1,508)
Prepaid expenses and other current assets	(32,991)	51,110
Bank overdraft	14,104	51,600
Accounts payable and accrued expenses	296,985	1,229,237
Customer deposits	(291,199)	242,039
Deferred revenue	580,813	3,808
Net cash used in operating activities	(2,336,670)	(2,469,775)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(22,857)	(57,751)
Deferred patent costs	-	(4,355)
Net cash utilized in investing activities	(22,857)	(62,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on promissory note	(1,282,988)	-
Payments received on promissory note	441,781	-
Proceeds from issuance of debt	2,581,645	1,146,481
Payments on debt	(430,516)	2,174,399
Advances from related parties	1,252,014	(76,260)
Payments to related parties	(210,455)	(789,609)
Net cash provided by financing activities	2,351,480	2,455,011

Effect of exchange rate changes on cash and cash equivalents	4,977	(19,043)

CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(3,069)	(95,913)
Cash and cash equivalents at beginning of year	5,182	101,095
Cash and cash equivalents at end of year	$2,113	$5,182

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$352,129	$119,032
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued for related party advances	$966,500	$1,286,850
Accrued expenses transferred to long-term debt	$-	$538,319

See accompanying notes to consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Statement of Stockholders' Deficiency
For the Years Ended As Noted

	Number of Common Shares	Common Shares $0.001 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total

Balance - August 1, 2008	23,347,257	$23,347	$47,790,509	$(51,947,451)	$5,630		$(4,127,965)
Exercise of stock options	3,500	4	(4)	-	-		-
1:3 Reverse stock split adjustment	(15,566,844)	(15,567)	15,567	-	-		-
Issuance of non-employee stock options	-	-	2,630,000	-	-		2,630,000
Common stock issued as collateral on loan	11,666,664	11,667	(11,667)	-	-		-
Exercise of stock options	1,433,524	1,433	1,285,417	-	-		1,286,850
Conversion of loan to equity	-	-	4,000,000	-	-		4,000,000
Conversion of accrued interest to equity	-	-	21,352	-	-		21,352
Foreign currency translation	-	-	-	-	(19,043)	$(19,043)	(19,043)
Net Loss				(6,817,974)		(6,817,974)	(6,817,974)
Comprehensive loss	-	-	-		-	$(6,837,017)	-
Balance - July 31, 2009	20,884,101	20,884	55,731,174	(58,765,425)	(13,413)		(3,026,780)
Exercise of stock options	685,000	685	615,815	-	-		616,500
1:2 Reverse stock split adjustment	(10,779,696)	(10,780)	10,780	-	-		-
Common stock issued as collateral on loan	3,749,999	3,750	(3,750)	-	-		-
Common stock issued as collateral on loan	10,000,000	10,000	(10,000)	-	-		-
Exercise of stock options	500,000	500	349,500				350,000
1:5 Forward split adjustment	5,007,897	5,008	(5,008)	-	-		-
Issuance of non-employee stock options	-	-	70,000	-	-		70,000
Foreign currency translation	-	-	-	-	4,977	$4,977	4,977
Net Loss	-	-	-	(3,933,604)	-	(3,933,604)	(3,933,604)
Comprehensive loss						$(3,928,627)	-
Balance - July 31, 2010	30,047,301	$30,047	$56,758,511	$(62,699,029)	$(8,436)		$(5,918,907)

See accompanying notes to consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended and as of July 31, 2010 and 2009

 Note 1. Financial Statement Presentation

History and Nature of Business

Li-ion Motors Corp (formerly EV Innovations, Inc., the “Company”) was incorporated under the laws of the State of Nevada on April 12, 2000. The “Company’s” original business was the exploration and development of mineral interests. The Company abandoned this business in 2003.

The Company is currently pursuing the development and marketing of electric powered vehicles and products based on the advanced lithium battery technology it has developed. As of July 31, 2009 the Company no longer considered itself a development stage company as planned principal operations have begun in its primary line of business.
On April 16, 2008, the Company sold their controlling interest of approximately 69% of the outstanding common stock in Zingo, Inc. (presently Superlattice Power, Inc., “SPI”). Prior to April 16, 2008, SPI was a related party that provided telecommunication services to business and residential customers utilizing VOIP technology and currently is researching and developing rechargeable lithium ion batteries.

Effective April 15, 2008, the Company entered into a License Agreement (“License Agreement”) with SPI providing for their license to SPI of their patent applications and technologies for rechargeable lithium ion batteries for electric vehicles and other applications (“Licensed Products”). Under the License Agreement, the Company has the right to purchase their requirements of lithium ion batteries from SPI, and their requirements of lithium ion batteries shall be supplied by SPI in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of SPI. The Company’s cost for lithium ion batteries purchased from SPI shall be SPI’s actual manufacturing costs for such batteries for the fiscal quarter of SPI in which the Company’s purchase takes place. On May 25, 2010 the license agreement was amended to reflect Superlattice’s territory would only be the United States and US possessions and territories and we can license to other companies in other parts of the world. The Company issued a license to a firm for the rights in Canada in 2010.

Under the terms of the license agreement, SPI has agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the Licensed Products. To date, SPI has not met the minimum requirements in the development of technology, and therefore, is not in compliance with its obligations under this covenant of the license agreement.  The Company has advised SPI  that it will not give notice of default against them for their failure to comply with this covenant over the term of the License Agreement.

Effective May 28, 2010 the Company entered into a ten year license agreement with Lithium Electric Vehicle Corp. (“LEVC”) providing for the Company to license to LEVC certain of the Company’s patent applications and technologies for electric vehicles and other applications. The purpose of the licensee is to expand sales of the Company’s current line of products by the manufacture and sale of such products in Canada, which is LEVC’s exclusive territory under the license agreement.

 Basis of Presentation

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

On October 27, 2010, the Company received $2.5 million as an award from Automotive X-Prize (see Note 15) and during the past fiscal year entered into a ten year license agreement with LEVC expanding the Company's products and technology in Canada.  The Company expects the funds received from Automotive X-Prize and LEVC and the expected revenue from operations to be sufficient to cover operations over the next twelve months.

In January 2009, the Company’s shareholders approved a one-for-three reverse stock split of its outstanding common shares which became effective on February 19, 2009. Also on February 19, 2009 the authorized shares of the Company was increased from 35,714,285 to 50,000,000 shares.

In January 2010, the Board of Directors approved a merger with a 100% subsidiary resulting in the change of the Company’s name to Li-ion Motors, Corp. The Board of Directors also approved a two-for-one reverse split that was effective February 1, 2010  and the authorized shares were decreased in the same ratio to 25,000,000 shares.   By motion of the Board on May 17, 2010, the authorized was increased from 25,000,000 shares to 100,000,000 shares.

Except for the presentation of common shares authorized and issued on the consolidated balance sheet and shares presented in the consolidated statement of stockholders' deficiency, all shares and par share information has been revised to give retroactive effect to the reverse stock splits.

On April 20, 2010, the Company approved a 20% restricted stock dividend for the holders of its common stock, consisting of one share of common stock for each five shares held of record on the May 28, 2010 record date.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) established Accounting Standards Codification (“ASC”) as the primary source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

Note 2.  Summary of Significant Accounting Policies

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

The following is a listing of the Company's subsidiaries and its ownership interests:

Global Electric, Corp.	67.57%
R Electric Car, Co.	67.57%
Solium Power, Corp.	67.57%
Hybrid Technologies USA Distributing Inc.	100%
Hybrid Electric Vehicles India Pvt. Ltd.	100%

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets and goodwill, income taxes, litigation and warranties. The Company bases its estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. The policies discussed below are considered by management to be critical to an understanding of the Company’s financial statements. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from those estimates.

Fair Value Measurements

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of July 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended July 31, 2010 and 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of July 31, 2010 and 2009.

		Assets at Fair Value as of July 31, 2010 and 2009 Using
		Quoted Prices in Activated Markets for Identical Asssets	Significant Other Observable Inputs	Significant Observable Inputs
	Total	(Level 1)	(Level 2)	(Level 2)
July 31, 2010
Cash and Cash Equivalents	$2,113	$2,113	$-	$-

July 31, 2009
Cash and Cash Equivalents	$5,182	$5,182	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of July 31, 2010.

Non-financial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment on the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  The Company's annual test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company may write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation of property and equipment are accounted for by methods over the following estimated useful lives:

	Lives	Methods

Building Improvements	39 Years	Straight Line
Furniture and Fixtures	10 years	Declining Balance
Software	3-5 years	Straight Line
Computers	5 years	Straight Line

Significant improvements are capitalized, while maintenance and repairs are charged to operations as incurred.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with FASB ASC 360-10-35, “Impairment or Disposed of Long-lived Assets”, (“ASC 360-10-35”). The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that may suggest impairment. The Company believes the estimate of its valuation of long-lived assets is a “critical accounting estimate” because if circumstances arose that led to a decrease in the valuations it could have a material impact on the Company’s results of operations. The Company recognizes impairment when the sum of undiscounted future cash flows is less than the carrying amount of the asset. The write down of the asset is charged to the period in which the impairment occurs.  The Company does not believe that any changes have taken place.

Deferred Patent Costs

The Company capitalizes costs directly incurred in pursuing patent applications as deferred patent costs. When such applications result in an issued patent, the related costs are amortized over the remaining legal life of the patents, which is assumed to be 17 years, using the straight-line method. On a quarterly basis, the Company reviews the issued patents and pending patent applications and if the Company determines to abandon a patent application, or an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed. As of July 31, 2010 our patents were in the approval processing phase.

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in Financial Accounting Standards Board Accounting Standards Codification 605, “Revenue Recognition”, (“ASC 605”) and other relevant accounting literature.  Revenue is recognized when the product has been delivered and title and risk of loss have passed to the customer, collection of the resulting receivable is deemed reasonably assured by management, persuasive evidence of an arrangement exists and the sale price is fixed and determinable.

Revenue received from the sale of license agreements is earned over the life of the agreement.  Revenue received but not earned is classified as deferred revenue on the Company's consolidated balance sheet.

The Company typically has a twenty-four month warranty policy for workmanship defects.  The Company establishes an accrual for warranty work and expenses the amount over a two year period.

Customer Deposits

The Company receives advances from customers for automobiles to be manufactured in the future.  The Company applies these advances against future billings.  As of July 31, 2010 and 2009, customer deposits amounted to $100,000 and $391,199, respectively.

Shipping and Handling

Shipping and handling costs related to services and product sales are expensed as incurred.

Advertising

Advertising costs are expensed as incurred and are included in general and administrative expenses. Total advertising expenditures for the year ended July 31, 2010 and 2009 and amounted to $73,975  and $526,811, respectively.

Research and Development

No set amount has been set aside for research and development (“R&D”), however, all projects and purchases require approval prior to  initiation. Salaries, payroll taxes, and benefits expensed to R&D for the year ending  July 31, 2010, amounted to $1,107,532 and $1,054,749 for year ending July 31, 2009. Parts and supplies expensed to R&D was $129,728 and $202,167 for the year endings July 31, 2010 and July 31, 2009, respectively. Shipping charges and battery management systems were $27,160 and $39,365, for the year ending July 31, 2010 and July 31, 2009 respectively. We expect that research and development expenses will continue to remain substantial and grow as we aggressively move to bring products to market

Concentration of Risk

The Company maintains cash deposit accounts and may have certificates of deposits which at times may exceed federally insured limits. These accounts have not experienced any losses and the Company believes it is not exposed to any significant credit risk related to cash.

Income taxes

Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.

Foreign Currency Translation

The functional currency for some foreign operations is the local currency. The reporting currency is the US Dollar. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Other Comprehensive Income (Loss). The translation losses for the years ended July 31, 2010 and 2009 were $4,977 and $19,043, respectively.

Comprehensive Loss

The Company reports comprehensive loss in accordance with the requirements of FASB ASC 220-10-15, “Comprehensive Income”, and (“ASC 220-10-15”). For the years ended July 31, 2010 and 2009, the difference between net loss and comprehensive loss was foreign currency translation.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period. All potentially dilutive securities, which include options convertible into 0 and 1,585,000 common shares at July 31, 2010 and 2009, respectively, have been excluded from the computations, as their effect is anti-dilutive.

Recently Issued Pronouncements

FASB has codified a single source of U.S. Generally Accepted Accounting Principles, the Accounting Standards Codification™. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Note 3. Notes Receivable

The Company advanced Superlattice Power, Inc. $1,282,988, of which $441,781 was repaid during the year ended July 31, 2010. As of July 31, 2010 and July 31, 2009, the amount due to the Company was $841,207 and $0, respectively. The balance due to the Company has provided a valuation allowance and included in selling, general and administrative expenses, as an allowance for doubtful account, due to uncertain prospect of collection.

Note 4. Inventories

Inventories consist of the following:

	Years Ended
	July 31,
	2010	2009
Raw Materials	$-	$119,153
Work-In-Progress	-	108,673
Finished Goods	35,000	-
	$35,000	$227,826

Raw materials, work in progress and finished goods for the year ended July 31, 2010, and year ended July 31, 2009, are related to the Company’s planned sales of electric powered vehicles.

 Note 5. Property and Equipment

Property and equipment consist of:

	Years Ended
	July 31,
	2010	2009
Building and Improvements	$1,287,001	$1,274,636
Furniture and Fixtures	15,794	29,023
Office Equipment	146,016	143,965
Machinery and Equipment	36,971	36,971
Vehicles	66,429	60,979
Software Costs	28,913	32,924
Land	700,000	700,000
	2,281,124	2,278,498

Less Accumulated Depreciation	(361,443)	(288,517)
Net Property and Equipment	$1,919,681	$1,989,981

Depreciation expense for the year ended July 31, 2010 and 2009 was $77,917 and $82,350, respectively and is included in selling, general and administrative expenses on the Company’s consolidated statement of operations.

Note 6. Other Current Assets

	Years Ended
	July 31,
	2010	2009
Retainers	$7,500	$-
Deferred Warranty Asset	25,594	-
Prepaid Expenses	17,907	18,009
Total	$51,001	$18,009

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses and other current liabilities at July 31, 2010 and 2009 consisted of:

	Years Ended
	July 31,
	2010	2009
Accounts Payable	$422,018	$460,896
Accounts Payable - Related Parties	63,325	-
Wages, Paid Leave and Payroll Related Taxes	407,884	267,353
Accrued Interest	114,619	121,344
Legal Settlements	177,500	-
Other	111,388	150,156
Total	$1,296,734	$999,749

Note 8. Advances To/From Related Parties and Related Party Transactions

The Company received additional advances of $1,252,014 and repaid $1,349,955 in the form of cash, common stock and two Li-ion manufactured electric vehicles from Salim Rana Investments  (“SSRI”) , a former shareholder, for the year ended July 31, 2010.  During fiscal year ended July 31, 2009, the Company received $2,123,399 and repaid $2,025,458 in the form of cash and common stock.  As of July 31, 2010 and 2009, the amount due to SSRI was $0 and $97,941, respectively.

The Company did not receive or repay any advances to Greg Navone, a former Director of the Company, during the year ended July 31, 2010.  During the year ended July 31, 2009 the Company received and repaid $51,000.  Mr. Navone resigned as a director of the Company on July 10, 2009. The Company owes director fees to Mr. Navone in the amount of $4,665 which is included in the accounts payable on the Company’s consolidated balance sheet as of July 31, 2010.

Due from related parties and advances from related parties are reported as current assets or liabilities. These advances are not subject to written agreements and have no specific repayment terms but are deemed due on demand and are not interest bearing notes.

Note 9. Long-Term Debt

Long-term debt consists of:

	Years Ended
	July 31,
	2010	2009
5% Note payable to Bayview Loan Servicing, LLC, payable in monthly installments of $5,349 including interest, collateralized by real property due in full on or before March 2038 (1)	$953,437	$954,631

10% Note payable to Crystal Capital Ventures, payable in May 2012 collateralized by 9,000,000 shares of the Company's common stock (2)	3,000,000	2,853,859

11.24% Note payable to Allegiance Direct Bank, payable in monthly installments of approximately $1000, due in full on February 28, 2011 (3)	5,000	5,880

12% Note payable to Frontline Asset Management, payable in monthly installments of interest only, due in full on March 1, 2012 (4)	1,235,404	-

10% Note payable to Winsor Capital Inc. due in full on April 15, 2013 collaterized by 12,000,000 shares of the Company's common stock (5)	771,659	-
	5,965,500	3,814,370
Less Current Portion	(22,444)	(39,702)
	$5,943,056	$3,774,668

Principal maturities for long-term debt are as follows for the years ended July 31:

2011	$22,444
2012	4,252,379
2013	789,518
2014	18,789
2015	19,768
Thereafter	862,602
$5,965,500

(1) In November 2007, the Company refinanced a loan on its North Carolina building. The loan is with Bayview Loan Servicing, LLC. Effective March 31, 2010 the Company entered into a stipulation agreement with Bayview Loan Servicing, LLC that reduced the current monthly payment to $5,349, including interest. In 2013, Bayview Loan Servicing LLC may step up the interest rate at that time.  The loan is set to mature on March 31, 2038.  Effective April 1, 2012, the interest rate adjusts to Prime plus 4.875%. Interest rate changes are limited to 2% increase or decrease in any annual adjustments. Interest expense for the year ended July 31, 2010 and 2009 for Bayview Loan Servicing, LLC was $95,286 and $107,083. respectively.

(2) On May 5, 2008, the Company entered into a loan agreement with Crystal Capital Ventures Inc. (“Crystal Capital”). The loan agreement provides for loans to the Company of up to $3,000,000, with a minimum initial loan of $500,000 taking place on May 19, 2008. The loans bear interest payable monthly in arrears at the rate of 10% per annum, and mature and are payable on May 4, 2012. The loan under the loan agreement is secured by shares of the Company’s common stock held by Crystal Capital. The Company is required to issue shares as collateral at the rate of two and one half shares of the Company’s common stock for each dollar principal amount of the loan advanced to the Company.  Following disbursement of the first $1,000,000 of funds pursuant to the loan agreement, on May 27, 2008, the Company issued 2,500,000 shares of common stock as collateral to Crystal Capital. After the 1:3 reverse stock split in February 2009 the Company issued Crystal an additional 5,000,000 shares to make their shares held as collateral total 7,500,000. Pursuant to the anti-dilution provisions in the Crystal Capital Ventures loan agreement with the 1:2 reverse stock split of February 1, 2010 the Company issued 3,749,999 shares to Crystal Capital Ventures so they again hold 7,500,000 post reverse stock split shares.  In connection with the Company's 20% stock dividend, the Company issued an additional 1,500,000 common shares to be held as collateral.

As of July 31, 2010, the Company has borrowed the full $3,000,000 under the loan agreement from Crystal Capital. Interest expense to Crystal Capital was $341,676 for the year ended July 31, 2010 and $202,007 for the year ended July 31, 2009, respectively. The Company is now current with the loan.

(3) On February 28, 2010 the Company financed a liability policy ( workman’s compensation) with Allegiance Direct Bank for the period February 28, 2010 to February 28, 2011 for $13,351. The Company was required to make a down payment of $3,351.15 in February 2010 and monthly payments including interest of 9.4%. Interest expense for the years ended July 31, 2010 and 2009 paid to Allegiance Direct Bank is $565 and $0, respectively.

(4) On February 26, 2010 the Company entered into a loan agreement with Frontline Asset Management Inc. The loan provides for payments to the Company of $2,000,000, of which $1,235,404 has been advanced as of July 31, 2010, with interest at a fixed annual rate of 12%. On May 1, 2010 an Addendum to the original Promissory Note, dated February 26, 2010, amended the term of the note to state interest only payments, due on the last day of every month until maturity date March 1, 2012 when all principal and accrued interest shall be due and payable. Interest expense for the year ended July 31, 2010 was $42,341.

(5) On April 15, 2010 the Company entered into a loan agreement for $2,000,000 with Winsor Capital Inc. The loan provides for payments of up to $2,000,000 to the Company with an initial installment of $250,000 and additional installments of up to $1,750,000 with a 10% interest rate. The entire loan amount is secured by 12,000,000 shares of the Company common stock. Each loan installment matures three years from issuance of the installment. The loan has an anti-dilution clause for the stocks issued. Stock is issued and delivered proportionately to the delivery of funds. Interest expense for the year ended July 31, 2010 was $19,139.

Note 10. Stockholders’ Equity

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

Except for the presentation of common shares authorized and issued on the consolidated balance sheet and shares presented in the consolidated statement of stockholders’ equity (deficit), all shares and par share information has been revised to give retroactive effect to the reverse stock splits.

Note 11. Net Loss Per Common Share

Loss per share is computed based on the weighted average number of shares outstanding during the year. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified periods.

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the years ended July 31, 2010 and 2009.

	Years Ended
	July 31,
	2010	2009
Basic and Diluted EPS:
Net Loss Ascribed to Common Shareholders - Basic and Diluted	$(3,933,604)	$(6,817,974)
Weighted Average Shares Outstanding - Basic and Diluted	17,986,016	10,278,989
Basic and Diluted Net Loss Per Common Share	$(0.22)	$(0.66)

Net loss per common share for the year ended July 31, 2009 has been revised.  This revision was immaterial to the Company’s consolidated results of operations and financial position. See below for further discussion. All share and per share amounts have been restated to reflect the 1:3 and the 1:2 reverse stock split as discussed in Note 10.

The amounts previously reported for the year ended July 31, 2009  were as follows:

Year Ended
July 31, 2009
Basic and Diluted Loss Per Common Share	$(0.33)
Weighted Average Number of Shares
Outstanding -Basic and Diluted	20,558,046

Note 12. Share Based Compensation

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

Stock Dividend

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

Stock Option Plan

As of July 31, 2010, there are no shares of common stock remaining and available for issuance under the stock option plans.

A summary of the option activity under the Company’s stock option plan as of July 31, 2010 and 2009.

Option	Options	Weighted Average Exercise Share Price	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
Outstanding at August 1, 2008	55,845	$1.80	-	$-
Options Granted	1,000,000	$1.80		$-
Options Exercised	(713,345)	$1.80	-	$-
Outstanding at July 31, 2009	342,500	$1.80	-	$-
Options Granted	500,000	$0.70	-	$-
Options Exercised	(842,500)	$1.15	-	$-
Options Cancelled/Expired	-	$-	-	$-
Outstanding at July 31, 2010	-	$-	-	$-
Exercisable at July 31, 2010	-	$-	-	$-

Employee stock compensation expense applicable to stock options for the years ended July 31, 2010 and 2009 was $0 and $0, respectively. The aggregate intrinsic value of options outstanding as of July 31, 2010 was $0.

The Company established the 2009 Restricted Stock Plan (“the 2009 Plan”) in February, 2009 and filed an S-8 Registration Statement with the Securities and Exchange Commission that was declared effective. The 2009 Plan allows the Company's Board of Directors to issue up to 3,000,000 common shares pursuant to the 2009 Plan as compensation for services by employees and non-employees to the Company. The Company's Board of Directors has the discretion to set the price, vesting schedules and other terms and conditions for options granted under the 2009 Plan.

During the years ended July 31, 2010 and 2009, the Company granted 500,000 and 1,000,000 options, respectively with an option price of $0.70 and $1.80 per share, respectively, to various consultants. During the years ended July 31, 2010 and 2009, 500,000 and 4,315,000 options, respectively, were vested at the fair market value of which was determined under the Black-Scholes formula to be approximately $70,000 and $2,630,000 and is included in general and administrative expenses. During the years ended July 31, 2010 and 2009,1,185,000 and 713,345 options were exercised, respectively valued at $1.15 and $1.80 per share.

A summary of the Company’s Restricted Stock Plans follows:

Authorized Options and UnGranted:	Number of Shares
Balance August 1, 2008 (2006 Plan)	57,417
Options Authorized (2006 Plan)	-
Options Granted (2006 Plan)	(57,417)
Options Cancelled/Expired (2006 Plan)	-
Options Authorized (2009 Plan)	1,500,000
Options Granted (2009 Plan)	(1,000,000)
Options Cancelled/Expired (2009 Plan)	-
Balance July 31, 2009 (2009 Plan)	500,000
Options Granted (2009 Plan)	(500,000)
Options Cancelled/Expired (2009 Plan)	-
Balance July 31, 2010 (2009 Plan)	-

During the years ended July 31, 2010 and 2009, total related advances converted in return for the exercise of options under the plan amounted to approximately $976,000 and $1,287,000, respectively.

Note 13. Income Taxes

The Company adopted the provisions of ASC 740, “Income Taxes” (“ASC 74”) on August 1, 2007. The implementation of ASC 740 did not impact the total amount of the Company’s liabilities for uncertain tax position.

The Company recorded no provisions for income taxes for the years ended July 31, 2010 and 2009.

A reconciliation of taxes on income computed at federal statuary rate to the amount provided is as follows:

	Years Ended
	July 31,
	2010	2009
Tax Provisions Computed at Federal Statuary Rate of 35%
Continuing Operations	$(1,376,761)	$(2,378,818)
Increase (Decrease) in Taxes Resulting From:
Unused Operating Losses	1,376,761	2,378,818
	$-	$-

Components of deferred income tax assets are as follows:

	Years Ended
	July 31,
	2010 Tax Effect	2009 Tax Effect

Deferred Tax Assets - Current:
United States Net Operating Loss	$21,937,579	$20,560,818
Valuation Allowances	(21,937,579)	(20,560,818)
	$-	$-

The net operating loss carry forward as of July 31, 2010 is approximately $62.7 million and will expire in years through 2024.

Note 14. Commitments and Contingencies

Lease Agreement

Our principal executive office is located at 5413 Rusty Anchor Court, Las Vegas, NV 89130. We lease approximately 1,900 square feet under a lease agreement that commenced in March 2008 and renews on an annual basis. The lease provides for an aggregate annual payment of $18,000. We believe our current facilities will generally be adequate for our needs for the foreseeable future.
Effective April 16, 2008, SPI agreed to lease approximately 5,000 square feet of space in the Company’s North Carolina facility at a rental rate of $2,500.00 per month and the monthly rental to be escalated five (5%) percent annually beginning April 16, 2009.  The leased space is suitable for, and utilized by SPI for, SPI’s developmental and manufacturing operations for licensed products pursuant to the License Agreement. The leased space is leased on a month-to-month basis at a current monthly rental of $2,756. Although the lease was signed, the space is only 80% completed as of July 31, 2010. The Company also entered into a month to month lease agreement for $750 with SPI for renting offices in the Company’s Las Vegas corporate office.

Total rental income for the years ended July 31, 2010 and 2009 was $40,894 and $39,000, respectively.

License Agreement

Effective May 28, 2010 the Company entered into a 10 year license agreement with Lithium Electric Vehicle Corp. (“LEVC”) providing for the Company to license to LEVC certain of the Company’s patent applications and technologies for electric vehicles and other applications. The purpose of the licensee is to expand sales of the Company’s current line of products by the manufacture and sale of such products in Canada, which is LEVC’s exclusive territory under the license agreement. LEVC agreed to pay the Company $2 million dollars over the initial two year term with the option to extend the agreement on an annual basis for an additional $500,000 per year.  The revenue earned from the license agreement is amortized over the two year period and for the year ending July 31, 2010, the Company recognized income of $83,333 with $583,333 being deferred.

In connection with the license agreement, LEVC agrees to pay the Company a royalty on each and every licensed product sold or distributed by LEVC.  The royalty is due within ten days of each calendar quarter.

Surety Bond

The Company applied to North Carolina Department of Motor Vehicles for a manufacturing license. This application required a surety bond of $50,000 for three years which the Company acquired from Kaercher Campbell & Associates. The Company is licensed as a motor vehicle dealer to engage in the business of selling motor vehicles by the State of North Carolina DMV.  The Company's license is effective through March 31, 2011.

Legal Proceedings

The Company is currently involved in various claims and legal proceedings. Quarterly, the Company reviews the status of each significant matter and assesses its potential financial exposure and if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

An arbitration award in the amount of $70,803 was awarded to Keith Boucher, a former consultant for the Company. against the Company for attorney’s fees and costs incurred in arbitration. A Judgment has been awarded to Keith Boucher.  The parties have agreed upon a monthly payment and  anticipates it will be paid in full by June 2011.

Barrett Lyon, an individual, has filed suit against the Company in the Superior Court of California, San Mateo County, for alleged breach of warranty for a vehicle he purchased from the Company seeking $150,000 in damages, which includes attorney’s fees.  The Company has disputed his claims; however, on September 15, 2010 the Company has reached settlement agreement with Mr. Lyon and paid Mr. Lyon $75,000 in full settlement.

F&C Promptly, Inc., a collection agency, filed in February 2009 a lawsuit against the Company in the District Court, Clark County, Nevada, for approximately $32,000 for collection of the account of the Law Offices of Richard McKnight assigned to F&C Promptly, Inc. for collection.  The Company has come to an agreement with F&C Promptly, Inc. and has agreed to $4,000 a month payment until paid in full. The Company expects this to be paid in full by November 2010.

Caudle & Spears has obtained a default judgment against the Company in Meckenberg County, North Carolina, General Court, in the amount of $17,686. This law firm represented us in our litigation against Martin Koebler, a former employee, whom we successfully sued for return of Company property and other damages. The Company is in settlement negotiations with Caudle & Spears, since its judgment against Martin Koebler is still in the collection process. A payment agreement has been reached in the amount of $2,500 per month with no interest until paid.  The Company has been making payments and expects this to be paid in full by November 2010.

 Javad Hajihadian, an individual , had ordered and paid for, the first super car to be produced by Li-ion Motors in November 2008. The car was in the design stage when it was ordered; with the understanding it would be a minimum of one year before the car would be manufactured.  The client has changed his mind and his attorney contact the company to cancel his contract and have his payment refund. The parties have reached an agreement and the payment is being refunded with interest. The settlement agreement was for $102,500 and stipulated monthly payments of $10,250 commencing in July 2010.  The initial two payments were paid to Mr. Hajihadian in August 2010.  The Company has made the subsequent required payments.

Note 15. Automotive X Prize

The Progressive Insurance Automotive X-Prize, (“PIAXP”), competition was announced in April 2008 as a way to spur the development of clean, high-mileage vehicles, and is funded for a total of $10 million, which will be divided among three separate categories. The X-Prize challenge drew an unexpectedly strong response; 115 teams entered 136 separate vehicles, winners were announced in Washington D.C. on September 15, 2010 and the Company was the winner in its entry class. On October 27, 2010, the Company received $2.5 million from XPrize and will record the amount as other income in the Company’s subsequent consolidated statement of operations.

Note 16. Subsequent Events

Subsequent events have been evaluated through November 1, 2010.

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

As of July 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as a result of a significant deficiencies and material weaknesses as discussed in the following paragraph.

The reportable conditions identified relate to failure to properly track compliance with two loan agreements to which we were party in the years ended July 31, 2010 and 2009. We have implemented certain procedures to ensure that financial transactions relating to payments on outstanding debt are properly recorded, documented and reviewed as to compliance with the particular loan agreement, for purposes of disclosure in our financial statements.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2010. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that, as of July 31, 2010, given the above reportable conditions, our internal control over financial reporting was effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act)
during the fourth quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages as of October 30, 2010 are as follows:

Name	Age	Position
Stacey Fling	51	Chief Executive Officer, President and Director
Holly. Roseberry	58	Director

Our Board of Directors consists of two directors. The following information with respect to the principal occupation or employment of each officer and director, the principal business of the corporation or other organization in which such occupation or employment is carried on, and such person's business experience during the past five years, has been furnished to the Company by the respective officers and director:

Stacey Fling has been the President of A & S Holdings, Inc., since 2003, a real estate investment and development company located in Las Vegas, NV.  Prior to 2003, Ms. Fling managed the administrative offices of an environmental remediation and monitoring company with offices in San Diego, California, as well as in Las Vegas, Nevada.

Holly Roseberry was  appointed  as our secretary, treasurer and chief financial  officer February  2002. On November 15, 2002, she resigned from these positions and was appointed as our President, Chief Executive Officer and as a Director.  On May 1, 2009, she resigned from all offices held with the Company while agreeing to continue as a Director. From 2001 to 2003,  she managed   the Azra Shopping Center. She obtained a Bachelor of Arts degree from Sacred Heart University in Bridgeport, Connecticut in 1973. Ms. Roseberry was employed from 1993 to 1996 as human resources manager,  and from 1997 to 1999 as  business  office  manager,  for a Las Vegas  Wards Department Store.  Ms. Roseberry has held the positions of President, Chief Executive Officer and a Director of our former majority-owned subsidiary, Zingo, Inc. August 30, 2005 to June 4, 2008. Ms Roseberry now consults with the Company providing her experience.

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

Corporate Code of Conduct

We have adopted a  corporate code of conduct, which  provides for internal procedures concerning the reporting and disclosure of corporate matters that are material to our business and to our stockholders. The corporate code of conduct  includes a code of ethics for our  officers  and  employees as to workplace  conduct,  dealings with customers, compliance  with laws,  improper payments, conflicts  of  interest,   insider  trading,   company  confidential information, and behavior with honesty and integrity.

Significant Employees

We have no significant employees other than the officers described above.

 Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially  own more  than ten  percent  of the Company's  equity  securities,  to file  reports  of  ownership  and  changes in ownership with the Securities and Exchange Commission.  Officers,  directors and greater than ten percent  shareholders are required by SEC regulation to furnish the  Company  with copies of all  Section  16(a)  forms they file.  Based on its review of the copies of such forms  received  by it, the Company  believes  that during the fiscal  year ended  July  31,  2010 all such  filing  requirements applicable to its officers and  directors  were  complied  with.

Item 11. Executive Compensation.

The following table sets forth certain information as to the Company's  highest paid  executive  officers  and  directors  for the  Company's  fiscal years ended July  31,  2009, 2008 and 2007.  No other compensation was paid to any such  officer or director other than the cash compensation set forth below.

Summary Compensation Table

Name and Principal Position	Year *	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Commensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Stacey Fling, President	2009	$16,923	$-	$-	$-	$-	$-	$-	$16,923
	2010	74,100	-	-	-	-	-	-	74,100

Holly Roseberry, Director	2008	64,720	-	-	-	-	-	-	64,720
	2009	52,040	-	-	-	-	-	1,154	53,194
	2010	-	-	-	-	-	-	-	-

* Years ended July 31, 2010, 2009 and 2008.

**  Holly  Roseberry held the office of President from November 15, 2002 to May 1, 2009.

Option/SAR Grants in Last Fiscal Year

There were no grant of options to purchase our common stock to our officers or directors in fiscal 2010, and there were no exercises of such options during or options held at the end of such fiscal year by officers or directors.

Directors’ Compensation

The following table shows compensation paid to our directors in the fiscal year ended July 31, 2010.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Stacey Fling	$12,000						$12,000
Holly Roseberry	$30,090						$30,090

*  Stacey Fling has acted as a director since May 1, 2009; Mehboob Charania resigned as a director on November 28, 2008; Brian Newman resigned as a director on May 1, 2009; Gregory Navone resigned as a director on July 10, 2009; and Holly Roseberry commenced service as a Director on November 15, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned  beneficially as of  October 28, 2010, by: (i) each person  (including  any group) known to us to own more than five percent (5%) of any  class of our  voting  securities,  (ii)  each of our  directors,  and (iii)officers and directors as a group. Unless otherwise indicated,  the shareholders listed  possess  sole  voting and  investment  power with  respect to the shares shown.

Title of Class	Owner	Number of Shares of Common Stock	Percentage of Outstanding
Common Stock
	Stacey Fling, President and Chief Executive Officer	107	*
	4933 W. Cragi Road
	Las Vegas, NV 89130

	Holly Roseberry, Director	107	*
	1260 North Sloan Lane
	Las Vegas, NV 89110

	All Officers and Directors	214	*
	Directors as a Group (2 persons)

	Crystal Capital Venture	9,000,000	29.95%
	1274 Sundial Avenue
	Coral Grove
	P.O. BOX 2135
	Belize City, Belize

	Rocamar Invest, Ltd.	1,504,287	5%
	2502 - 1331 W. Georgia Street
	Vancouver, BC Canada V6E 4P1

	Winsor Capital. Inc.	12,000,000	39.93%
	35 New Road, #2112
	Belize City, Belize

 *        Less than 1%

(1)	As of October 15, 2010, there were 30,047,301 shares of our common stock issued and outstanding.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

 Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company received additional advances of $1,252,014 and repaid $1,349,955 in the form of cash, common stock, and two Li-ion manufactured electric vehicles from Salim Rana Investments  (“SSRI”) , a former shareholder, for the year ended July 31, 2010.  During fiscal year ended July 31, 2009, the Company received $2,123,399 and repaid $2,063,458.  As of July 31, 2010 and 2009, the amount due to SSRI was $0 and $97,940, respectively.

The Company did not receive or repay advances from Greg Navone (former Director of the Company) during the year ended July 31, 2010. During the year ended July 31, 2009, the Company received and repaid $51,000. Mr. Navone resigned as a director of the Company on July 10, 2009.  The Company owes director fees to Mr. Navone in the amount of $5,915.

Effective April 15, 2008, the Company entered into a License Agreement  (“License Agreement”) with Superlattice Power, Inc. (“SPI”) providing for their license to Superlattice of their patent applications and technologies for rechargeable lithium ion batteries for electric vehicles and other applications (“Licensed Products”).  Under the License Agreement, the Company has the right to purchase their requirements of lithium ion batteries from Superlattice, and their requirements of lithium ion batteries shall be supplied by Superattice in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of SPI. The Company’s cost for lithium ion batteries purchased from SPI shall be SPI’s actual manufacturing costs for such batteries for the fiscal quarter of SPI in which the Company’s purchase takes place. On May 25, 2010 the license agreement was amended to reflect SPI’s territory would only be the United States,  U.S. possessions and territories  and we can license other companies in other parts of the world. We have issued a license to a firm for the rights in Canada.

Under the terms of the license agreement, SPI has agreed to invest a minimum of $1,500,000 in each of the first two years in development of the technology for the Licensed Products. To date, SPI has not met the minimum requirements in the development of technology, and therefore, is not in compliance with its obligations under this covenant of the license agreement.  The Company has advised SPI  that we will not give notice of default against them for their failure to comply with this covenant over the term of the License Agreement.

Effective April 16, 2008, SPI agreed to lease approximately 5,000 square feet of space in the Company’s North Carolina facility at a rental rate of $2,500.00 per month and the monthly rental to be escalated five (5%) percent annually beginning April 16, 2009.  The leased space is suitable for, and utilized by SPI for, SPI’s developmental and manufacturing operations for licensed products pursuant to the License Agreement. The leased space is leased on a month-to-month basis at a current monthly rental of $2,756. Although the lease was signed, the space is only 80% completed as of July 31, 2010. The Company also entered into a month to month lease agreement for $750 with SPI for renting offices in the Company’s Las Vegas corporate office.

Item 14.  Principal Accountant Fees and Services.
	Fiscal 2010	Fiscal 2009
Audit - Related Fees (1)	$37,000	$30,000
Tax Fees (2)	-	-
All Other Fees	-	-
Audit committee pre-approval  processes, percentages of
servicesapproved  by  audit committee, percentage of hours spent on audit engagement by persons other than principal accountant's full time employees.
	N/A	N/A

(1)           Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Madsen & Associates in connection with statutory and regulatory filings or engagements.

(2)           Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, international tax, research, and unclaimed property services.

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
3.1	Articles of Incorporation of the Company.(Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed with the Commission on May 29, 2001.)

3.1a
Certificate of Amendment to Articles of Incorporation filed October 27, 2004. (Incorporated by reference to Exhibit3.1a to the Company’s Current Report on Form 8-K, filed with the Commission on November 2, 2004.)

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

3.1a
Certificate of Amendment to Articles of Incorporation filed October 27, 2004. (Incorporated by reference to Exhibit3.1a to the Company’s Current Report on Form 8-K, filed with the Commission on November 2, 2004.)

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

3.1g
Certificate of Merger with subsidiary, dated December 28, 2009, amending Articles of Incorporation of Company to change the name of the Company to Li-ion Motors Corp. (Incorporated by reference to Exhibit 3.1g to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010.)

3.1h	Certificate of Change, filed effective February 1, 2010. (Incorporated by reference to Exhibit 3.1h to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010.)

3.1i
Certificate of Amendment to Articles of Incorporation, filed effective May 17, 2010. (Incorporated by reference to Exhibit 3.1i to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010.)

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

10.5
Agreement dated January 1, 2003 between Whistler Investments, Inc. and Kim Larsen respecting the disposition of Azra Shopping Center. (Incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to its Annual Report on Form 10-KSB filed May 8, 2003)

10.6
Amendment to Licensing Agreement, dated October 21, 2003, between Nu Age Electric Inc. and Whistler Investments, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on November 21, 2003.)

10.7
Agreement dated October 21,2003, by and between RV Systems, Inc. and Whistler Investments, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Commission on November 21, 2003.)

10.8
Investment Agreement, dated as of January 19, 2004, by and between Whistler Investments, Inc. and Dutchess Private Equities Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the Commission on January 23, 2004.)

10.9
Registration Rights Agreement dated as of January 19, 2004, by and between Whistler Investments, Inc. and Dutchess Private Equities Fund, L.P. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the Commission on January 23, 2004.)

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

10.16
Bill of Sale and Assignment, dated as of December 3, 2004, between Trade Winds Telecom LLC and Whistlertel,Inc. (Incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K, filed with the Commission on December 8, 2004.)

10.17
Agreement and Plan of Reorganization, dated as of August 18, 2005, among the Company, Whistlertel, Inc. and Javakingcoffee, Inc. (Incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K, filed with the Commission on August 24, 2005.)

10.18
Notice, dated July 2, 2005, from EV Innovations, Inc. To RV Systems, Inc. (Incorporated by reference to Exhibit10.18 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on October 26, 2005.)

10.19
Non-reimbursable Space Act Agreement between National Aeronautics and Space Administration, John F. Kennedy Space Center and EV Innovations, Inc. (Incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on March 17, 2006.

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

10.22
Consulting Agreement, dated March 26, 2007, between Hybrid Technologies, Inc. and Griffen Trading Company.(Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-QSB, filed with the Commission on June 19, 2007.)

10.23
Loan Agreement, dated as of October 29, 2007, between Wyndom Capital Investments, Inc. and the Company.(Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on November 13, 2007.)

10.24
Form of Note issuable pursuant to the Loan Agreement, dated October 29, 2007, between Wyndom Capital Investments, Inc. and the Company, filed herewith. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on November 13, 2007.)

10.25
Stock Purchase Agreement, dated as of April 15, 2008, between the Company and Blue Diamond Investments, Inc.(Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2008.)

10.26
License Agreement, dated April 15, 2008, between the Company and Zingo, Inc. (now Superlattice Power, Inc.).(Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2008.)

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

10.30
Loan Agreement, dated as of April 15, 2010, between Winsor Capital Inc. and the Company. (Incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2010.)

10.31
Form of Note issuable pursuant to the Loan Agreement, dated April 15, 2010, between Winsor Capital Inc. and the Company. (Incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2010.)

10.32
License Agreement, made effective May 28, 2010, between the Company and Lithium Electric Vehicle Corp. (Incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010.)

10.33	Promissory Note, payable to Frontline Asset Management, Inc., filed herewith.

10.34	Amendment to Promissory Note, dated October 11 , 2010, between the Company and Frontline Asset Management, Inc., filed herewith.

10.35	Amendment, dated as of October 11, 2010, to License Agreement, dated as of May 28, 2010, by and between the Company and Lithium Electric Vehicle Corp., filed herewith.

10.36	Amendment, dated as of October 12, 2010, to Loan Agreement, dated as of May 5, 2008, between the Company and Crystal Capital Investments, filed herewith.

10.37	Amendment, dated May 25, 2010, to License Agreement, dated April 14, 2008, between the Company and Superlattice Power, Inc., filed herewith.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In  accordance  with  Section 13 or 15(d) of the Exchange  Act,  the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EV INNOVATIONS, INC.

Date: November 2, 2010	By:	/s/ Stacey Fling
Stacey Fling
Chief Executive Officer and Principal Financial Officer

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stacey Fling
Stacey Fling
President and C.E.O.
(President, Chief Executive Officer
Principal Financial Officer and Director)

Date: November 2, 2010

By:	/s/ Holly Roseberry
Holly Roseberry
(Director)

Date: November 2, 2010