Form 10-Q
period 2010-10-31
Li-on Motors Corp.
filed 2010-12-08
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 31, 2010

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

☐ Yes ☒ No

On December 8, 2010, there were 30,047,301 shares of common stock outstanding.

LI-ION MOTORS CORP.

INDEX

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

ITEM I - Unaudited Consolidated Financial Statements	1

Consolidated Balance Sheets as of October 31, 2010 and July 31, 2010 (Unaudited)	2

Consolidated Statements of Operations for the Three Months Ended October 31, 2010 and 2009 (Unaudited)	3

Consolidated Statement of Comprehensive Income (Loss) for the Three Months Ended October 31, 2010 and 2009 (Unaudited)	4

Consolidated Statement of Stockholders Deficiency (Unaudited)	6

Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2010 and 2009 (Unaudited)	5

Notes to Unaudited Consolidated Financial Statements	7

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.	15

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	18

ITEM 4T– Controls and Procedures.	19

PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings.	19

ITEM 6 – Exhibits.	20

EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operations for the three months ended October 31, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Balance Sheets
(unaudited)

	October 31	July 31,
	2010	2010
Assets

Current assets:

Cash and cash equivalents	$1,592,875	$2,113
Note receivable, net of allowance for doubtful account of $912,272	-	-
Inventories	35,000	35,000
Employee advances	2,700	10,000
Other current assets	104,824	51,000

Total current assets	1,735,399	98,113

Property and equipment, net	1,900,205	1,919,681

Deferred patent costs	24,258	24,258

Total assets	$3,659,862	$2,042,052

Liabilities and Stockholders' Deficiency

Current liabilities:

Bank overdrafts	$-	$14,104
Accounts payable and accrued expenses	1,402,484	1,296,734
Current portion of long-term debt	18,417	22,444
Customer deposits	100,000	100,000
Deferred revenue	458,990	501,288

Total current liabilities	1,979,891	1,934,570

Long-term liabilities:

Long-term debt, less current portion	6,033,296	5,943,056
Long-term deferred revenue, less current portion	-	83,333

Total liabilities	8,013,187	7,960,959

Commitments and contingencies	-	-

Stockholders' deficiency

Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 30,047,301 issued and outstanding at October 31, 2010 and July 31, 2010	30,047	30,047

Additional paid-in capital	56,758,511	56,758,511
Accumulated deficit	(61,133,047)	(62,699,029)
Accumulated other comprehensive income	(8,836)	(8,436)

Stockholders' deficiency	(4,353,325)	(5,918,907)

Total liabilities and stockholders' deficiency	$3,659,862	$2,042,052

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	October 31,
	2010	2009
Sales:	$1,985	$124,910

Costs and expenses:
Cost of sales	350	165,497
General and administrative	364,530	371,322
Research and development	481,977	432,621

Total costs and expenses	846,857	969,440

Loss from continuing operations	(844,872)	(844,530)

Other (expenses) income:
Interest expense	(157,838)	(62,564)
Other income	2,568,291	17,625

Net income (loss) before provision for (benefit from) income taxes	1,565,581	(889,469)

Provision for (benefit from) income taxes	-	-

Net earnings (loss)	1,565,581	(889,469)

Less: Net earnings (loss) attributable to noncontrolling interest	-	-

Net earnings (loss) attributable to Li-ion Motors Corp	$1,565,581	$(889,469)

Net earnings (loss) per share - basic and diluted:
Net earnings (loss) per common share attributable to Li-ion Motors Corp. common shareholders	$0.05	$(0.04)

Weighted average number of shares outstanding - basic and diluted	30,047,301	21,014,535

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Statement of Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended
	October 31,
	2010	2009
Net earnings (loss)	$1,565,581	$(889,469)

Other comprehensive income
Currency translation adjustment	(400)	(345)

Comprehensive income (loss)	1,565,181	(889,814)

Comprehensive income (loss) attributable to noncontrolling interest	-	-

Comprehensive income (loss) attributable to Li-ion Motors Corp	$1,565,181	$(889,814)

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	October 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$1,565,581	$(889,469)
Adjustments to reconcile net earnings (loss) to net cash utilized by operating activities
Depreciation	19,476	21,469
Provision for doubtful accounts	71,065	-
Increase (decrease) in cash flows from changes in operating assets and liabilities
Accounts receivable, net	-	13,522
Inventories	-	111,246
Employee advances	7,300	(1,967)
Prepaid expenses and other current assets	(53,824)	3,369
Bank overdraft	(14,104)	-
Accounts payable and accrued expenses	105,750	192,840
Customer deposits	-	(76,977)
Deferred revenue	(125,631)	(630)
Net cash provided by (used in) operating activities	1,575,613	(626,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	(4,851)
Net cash used in investing activities	-	(4,851)

CASH FLOWS FROM FINANCING ACTIVITIES :
Advances on promissory note	(71,065)	-
Proceeds from issuance of debt	560,835	113,941
Payments on debt	(474,621)	(10,641)
Advances from related parties	-	740,266
Payments to related parties	-	(206,081)
Net cash provided by (used in) financing activities	15,149	637,485

Effect of exchange rate changes on cash and cash equivalents	-	(345)

CHANGE IN CASH AND CASH EQUIVALENTS
Net increase in cash and cash equivalents	1,590,762	5,692
Cash and cash equivalents at beginning of period	2,113	5,182

Cash and cash equivalents at end of period	$1,592,875	$10,874

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$15,216	$26,615
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued for related party advances	$-	$360,000
Accrued expenses transferred to long-term debt	$-	$32,201

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Statement of Stockholders' Deficiency
For the Periods Ended As Noted
(unaudited)

		Common Shares			Accumulated Other
	Number of	$0.01	Additional Paid in	Accumulated	Comprehensive	Comprehensive
	Common Shares	Par Value	Capital	Deficit	Income (Loss)	Income (Loss)	Total

Balance - August 1, 2009	20,884,101	20,884	55,731,174	(58,765,425)	(13,413)		(3,026,780)
Exercise of stock options	685,000	685	615,815	-	-		616,500
1:2 Reverse stock split adjustment	(10,779,696)	(10,780)	10,780	-	-		-
Common stock issued as collateral on loan	3,749,999	3,750	(3,750)	-	-		-
Common stock issued as collateral on loan	10,000,000	10,000	(10,000)	-	-		-
Exercise of stock options	500,000	500	349,500				350,000
1:5 Forward split adjustment	5,007,897	5,008	(5,008)	-	-		-
Issuance of non-employee stock options	-	-	70,000	-	-		70,000
Foreign currency translation	-	-	-	-	4,977	$4,977	4,977
Net Loss	-	-	-	(3,933,604)	-	(3,933,604)	(3,933,604)
Comprehensive loss						$(3,928,627)	-

Balance - July 31, 2010	30,047,301	$30,047	$56,758,511	$(62,699,029)	$(8,436)		$(5,918,907)

Foreign currency translation	-	-	-	-	(400)	$(400)	(400)
Net earnings	-	-	-	1,565,581	-	1,565,581	1,565,581
Comprehensive loss						$1,565,181	-

Balance - October 31, 2010	30,047,301	$30,047	$56,758,511	$(61,133,448)	$(8,836)		$(4,353,325)

See accompanying notes to unaudited consolidated financial statements

Formerly EV Innovations, Inc.)
Notes to Unaudited Consolidated Financial Statements
October 31, 2010

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

On October 27, 2010, the Company received $2.5 million as an award from Automotive X-Prize (see Note 14) and during the previous fiscal year, entered into a ten year license agreement with LEVC expanding the Company's products and technology in Canada.  The Company expects the funds received from Automotive X-Prize and LEVC and the expected revenue from operations to be sufficient to cover operations over the next twelve months.

In January 2009, the Company’s shareholders approved a one-for-three reverse stock split of its outstanding common shares which became effective on February 19, 2009. Also on February 19, 2009 the authorized shares of the Company were increased from 35,714,285 to 50,000,000 shares.

In January 2010, the Board of Directors approved a merger with a 100% subsidiary resulting in the change of the Company’s name to Li-ion Motors, Corp. The Board of Directors also approved a two-for-one reverse split that was effective February 1, 2010 and the authorized shares were decreased in the same ratio to 25,000,000 shares.  Pursuant to majority stockholder consent, the authorized was increased from 25,000,000 shares to 100,000,000 shares.

Except for the presentation of common shares authorized and issued on the consolidated balance sheet and shares presented in the consolidated statement of stockholders' deficiency, all shares and per share information has been revised to give retroactive effect to the reverse stock splits.

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

Note 2.  Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.  There were no significant changes to these accounting policies during the three months ended October 31, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentations.

Note 3. Notes Receivable

The Company advanced Superlattice Power, Inc. (“SPI”) $71,065 of which none was repaid during the three months ended October 31, 2010.  During the year ended July 31, 2010 the Company advanced SPI $1,282,988, of which $441,781 was repaid. As of October 31, 2010 the balance due to the Company in the amount of $71, 065 has been reserved as bad debt and is included in general and administrative expenses, as an allowance for doubtful account, due to uncertain prospect of collection. As of July 31, 2010, the Company reserved $841,207, which was included in general and administrative for the year ended July 31, 2010.

Note 4. Inventories

Inventories consist of the following:

	October 31,	July 31,
	2010	2010
Finished Goods	$35,000	$35,000
	$35,000	$35,000

Finished goods as of October 31, 2010 and July 31, 2010, are related to the Company’s planned sales of electric powered vehicles.

Note 5. Property and Equipment

Property and equipment consist of:

	October 31,	July 31,
	2010	2010
Building and Improvements	$1,287,001	$1,287,001
Furniture and Fixtures	15,794	15,794
Office Equipment	146,016	146,016
Machinery and Equipment	36,971	36,971
Vehicles	66,429	66,429
Software Costs	28,913	28,913
Land	700,000	700,000
	2,281,124	2,281,124

Less Accumulated Depreciation	(380,919)	(361,443)
Net Property and Equipment	$1,900,205	$1,919,681

Depreciation expense for the three months ended October 31, 2010 and 2009 was $19,476 and $21,469, respectively and is included in general and administrative expenses on the Company’s consolidated statement of operations.

Note 6. Other Current Assets

	October 31,	July 31,
	2010	2009

Retainers	$1,967	$7,500
Deferred Warranty Asset	19,162	25,594
Prepaid Expenses	83,695	17,907

Total	$104,824	$51,001

Note 7. Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other current liabilities at October 31, 2010 and July 31, 2010 consisted of:

	October 31,	July 31,
	2010	2010

Accounts Payable	$502,069	$599,518
Accounts Payable - Related Parties	74,943	63,325
Wages, Paid Leave and Payroll Related Taxes	433,967	407,884
Accrued Interest	252,605	114,619
Other	138,900	111,388

Total	$1,402,484	$1,296,734

Note 8. Long-Term Debt

Long-term debt consists of:

	October 31,	July 31,
	2010	2010

5% Note payable to Bayview Loan Servicing, LLC, payable in monthly installments of $5,349 including interest, collateralized by real property due in full on or before March 2038 (1)	$948,172	$953,437

10% Note payable to Crystal Capital Ventures, payable in May 2012 collateralized by 9,000,000 shares of the Company's common stock (2)	3,000,000	3,000,000

11.24% Note payable to Allegiance Direct Bank, payable in monthly installments of approximately $1000, due in full on February 28, 2011 (3)	2,075	5,000

12% Note payable to Frontline Asset Management, payable in monthly installments of interest only, due in full on March 1, 2012 (4)	1,329,807	1,235,404

10% Note payable to Winsor Capital Inc. due in full on April 15, 2013 collaterized by 12,000,000 shares of the Company's common stock (5)	771,659	771,659

	6,051,713	5,965,500
Less Current Portion	(18,417)	(22,444)
	$6,033,296	$5,943,056

Principal maturities for long-term debt are as follows for the first quarters ended October 31:

2011	$18,417
2012	4,347,000
2013	789,746
2014	19,029
2015	20,020
Thereafter	857,501
$6,051,713

(1) In November 2007, the Company refinanced a loan on its North Carolina building. The loan is with Bayview Loan Servicing, LLC. Effective March 31, 2010 the Company entered into a stipulation agreement with Bayview Loan Servicing, LLC that reduced the current monthly payment to $5,349, including interest. In 2013, Bayview Loan Servicing LLC may step up the interest rate at that time.  The loan is set to mature on March 31, 2038.  Effective April 1, 2012, the interest rate adjusts to Prime plus 4.875%. Interest rate changes are limited to 2% increase or decrease in any annual adjustments. During the three months ended October 31, 2010 and 2009, the Company repaid $5,265 and $7,700, respectively. Interest expense for the three months ended October 31, 2010 and 2009, for Bayview Loan Servicing, LLC was $12,090 and $26,463, respectively.

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

As of October 31, 2010, the Company has borrowed the full $3,000,000 under the loan agreement from Crystal Capital. Interest expense to Crystal Capital for the three months ended October 31, 2010 and 2009 was $75,616 and $76,619, respectively.

On December 2, 2010 the Company made an interest payment of $158,982 to Crystal Capital for interest accrued through December 1, 2010. The Company is now current with the loan.

(3) On February 28, 2010 the Company financed a liability policy (workman’s compensation) with Allegiance Direct Bank for the period February 28, 2010 to February 28, 2011 for $13,351. The Company was required to make a down payment of $3,351.15 in February 2010 and monthly payments including interest of 9.4%. During the three months ended October 31, 2010 and 2009, the Company repaid $2,925 and $2,940, respectively. Interest expense for the three months ended October 31, 2010 and 2009 paid to Allegiance Direct Bank is $232 and $0, respectively.

(4) On February 26, 2010, the Company entered into a loan agreement with Frontline Asset Management Inc. (“Frontline”). The loan provides for payments to the Company of $2,000,000 with interest at a fixed annual rate of 12%. On May 1, 2010, an Addendum to the original Promissory Note, dated February 26, 2010, was entered into which amended the term of the note to  provide for interest only payments, due on the last day of every month until maturity date March 30, 2011 when all principal and accrued interest shall be due and payable.  During the three months ended October 31, 2010 and 2009, the Company received advances totaling $560,835 and $0, respectively; and made payments of $466,431 and $0, respectively.  Interest expense for the three months ended October 31, 2010 was $46,959.

During the months of November and December 2010, the Company received advances of $10,000 and repaid $343,747.  On November 19, 2010, the Company made an interest payment of $89,743 for interest accrued through November 1, 2010, and on December 2, 2010 the Company made an additional interest payment of $11,266 for interest that had accrued through December 1, 2010.

(5) On April 15, 2010 the Company entered into a loan agreement for $2,000,000 with Winsor Capital Inc. The loan provides for payments of up to $2,000,000 to the Company with an initial installment of $250,000 and additional installments of up to $1,750,000 with a 10% interest rate. The entire loan amount is secured by 12,000,000 shares of the Company common stock. Each loan installment matures three years from issuance of the installment. The loan has an anti-dilution clause for the stocks issued. Stock is issued and delivered proportionately to the delivery of funds. Interest expense for the three months ended October 31, 2010 was $19,450.

On December 2, 2010 the Company made an interest payment of $36,355 to Winsor Capital for interest accrued through December 1, 2010.

Note 9. Stockholders’ Equity

On January 15, 2009, the Company’s shareholders approved a 1:3 reverse stock split for the outstanding shares but it did not take effect until February 19, 2009. Common stock, authorized shares was 35,714,285 and was increased to 50,000,000 on February 19, 2009. On February 20, 2009, the Company issued Wyndom Capital Investments, Inc. an additional 6,666,665 shares as collateral for a loan that in June 2009 went into default and the share collateral for which was taken by the lender. Crystal Capital Ventures Inc. was issued 4,999,999 shares so they again held 7,500,000 post reverse stock split shares as of February 20, 2009, as collateral for a loan of up to $3,000,000 as discussed in Note 8.

On February 1, 2010 the Company effected a 1:2 reverse stock split. Pursuant to the anti-dilution provisions in the Crystal Capital Ventures loan agreement the Company issued 3,749,999 shares to Crystal Capital Ventures, so they again held 7,500,000 post reverse stock split shares. Concurrent with the 1:2 reverse stock split the authorized shares were also reduced from 50,000,000 to 25,000,000 shares. By shareholder approval on May 17, 2010 the authorized shares of common stock were increased from 25,000,000 to 100,000,000.

Except for the presentation of common shares authorized and issued on the consolidated balance sheet and shares presented in the consolidated statement of stockholders’ deficiency, all shares and per share information has been revised to give retroactive effect to the reverse stock splits.

Note 10. Net Loss Per Common Share

Loss per share is computed based on the weighted average number of shares outstanding during the year. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified periods.

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the three months ended October 31, 2010 and 2009.

	Three Months Ended
	October 31,
	2010	2009
Basic and Diluted EPS:
Net Income/(Loss) Ascribed to Common Shareholders - Basic and Diluted	$1,565,581	$(889,469)
Weighted Average Shares Outstanding - Basic and Diluted	30,047,301	21,014,535

Basic and Diluted Net Loss Per Common Share	$0.05	$(0.04)

Net loss per common share for the three months ended October 31, 2009 has been revised.  This revision was immaterial to the Company’s results of operations and financial position. See below for further discussion.

Three Months Ended
October 31, 2009
Basic and Diluted Loss Per Common Share	$(0.33)

Weighted Average Number of Shares
Outstanding -Basic and Diluted	20,558,046

Note 11. Share Based Compensation

The Company records compensation expense in its consolidated statement of operations related to employee stock-based options and awards in accordance with FASB ASC 718, “Compensation” (“ASC 718”).

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

Stock Option Plan

As of October 31, 2010, there are no shares of common stock remaining and available for issuance under the stock option plans.

Note 12. Income Taxes

The Company adopted the provisions of ASC 740, “Income Taxes” (“ASC 74”) on August 1, 2007. The implementation of ASC 740 did not impact the total amount of the Company’s liabilities for uncertain tax position.

The Company recorded no provisions for income taxes for the three months ended October 31, 2010 and 2009.

Note 13. Commitments and Contingencies

Lease Agreement

Our principal executive office is located in Las Vegas, Nevada. We lease approximately 1,900 square feet under a lease agreement that commenced in March 2008 and renews on an annual basis. The lease provides for an aggregate annual payment of $18,000. We believe our current facilities will generally be adequate for our needs for the foreseeable future.

Effective April 16, 2008, SPI agreed to lease approximately 5,000 square feet of space in the Company’s North Carolina facility at a rental rate of $2,500.00 per month and the monthly rental to be escalated five (5%) percent annually beginning April 16, 2009.  The leased space is suitable for, and utilized by SPI for, SPI’s developmental and manufacturing operations for licensed products pursuant to the License Agreement. The leased space is leased on a month-to-month basis at a current monthly rental of $2,756. Although the lease was signed, the space is only 80% completed as of October 31, 2010. The Company also entered into a month to month lease agreement for $750 with SPI for renting offices in the Company’s Las Vegas corporate office.

Total rental income for the three months ended October 31, 2010 and 2009 was $10,519 and $10,125, respectively.

License Agreement

Effective May 28, 2010 the Company entered into a 10 year license agreement with Lithium Electric Vehicle Corp. (“LEVC”) providing for the Company to license to LEVC certain of the Company’s patent applications and technologies for electric vehicles and other applications. The purpose of the licensee is to expand sales of the Company’s current line of products by the manufacture and sale of such products in Canada, which is LEVC’s exclusive territory under the license agreement. LEVC agreed to pay the Company $2 million dollars over the initial two year term with the option to extend the agreement on an annual basis for an additional $500,000 per year.  The revenue earned from the license agreement is amortized over the two year period and for the three months ended October 31, 2010 the Company recognized income of $125,000 with $458,333 being deferred.

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

An arbitration award in the amount of $70,803 was awarded to Keith Boucher, a former consultant for the Company against the Company for attorney’s fees and costs incurred in arbitration. A Judgment has been awarded to Keith Boucher.  The parties agreed upon a monthly payment and the judgment was satisfied in October 2010.

Barrett Lyon, an individual, has filed suit against the Company in the Superior Court of California, San Mateo County, for alleged breach of warranty for a vehicle he purchased from the Company seeking $150,000 in damages, which includes attorney’s fees.  The Company has disputed his claims; however, on September 15, 2010 the Company reached a settlement agreement with Mr. Lyon and paid Mr. Lyon $75,000 in full settlement.

F&C Promptly, Inc., a collection agency, filed in February 2009 a lawsuit against the Company in the District Court, Clark County, Nevada, for approximately $32,000 for collection of the account of the Law Offices of Richard McKnight assigned to F&C Promptly, Inc. for collection.  The Company has come to an agreement with F&C Promptly, Inc. and has agreed to $4,000 a month payment until paid in full.  In November 2010, the agreement was paid in full.

Caudle & Spears has obtained a default judgment against the Company in Meckenberg County, North Carolina, General Court, in the amount of $17,686. This law firm represented us in our litigation against Martin Koebler, a former employee, whom we successfully sued for return of Company property and other damages. The Company is in settlement negotiations with Caudle & Spears, since its judgment against Martin Koebler is still in the collection process. A payment agreement has been reached in the amount of $2,500 per month with no interest until paid.  The Company is not current with the its payment arrangements and has a balance of $4,263 still due.

Internal Revenue Service served the Company with a tax lien dated March 3, 2010 in the total amount of $251,928. Third quarter 2009 taxes are approximately $117,000, which are included in total due. The Company has a payment plan in place with the Internal Revenue Service (“IRS”).

Javad Hajihadian, an individual, had ordered and paid for, the first super car to be produced by Li-ion Motors in November 2008. The car was in the design stage when it was ordered; with the understanding it would be a minimum of one year before the car would be manufactured.  The client has changed his mind and his attorney contacted the Company to cancel his contract and have his payment refunded. The parties have reached an agreement and the payment is being refunded with interest. The settlement agreement was for $102,500 and stipulated monthly payments of $10,250 commencing in July 2010.  The Company is current with the payments and expects this to be paid in full by March 2011.

Note 14. Automotive X Prize

The Progressive Insurance Automotive X-Prize, (“PIAXP”), competition was announced in April 2008 as a way to spur the development of clean, high-mileage vehicles, and is funded for a total of $10 million, which will be divided among three separate categories. The X-Prize challenge drew an unexpectedly strong response; 115 teams entered 136 separate vehicles, winners were announced in Washington D.C. on September 15, 2010 and the Company was the winner in its entry class. On October 27, 2010, the Company received $2.5 million from XPrize and was recorded as other income in the Company’s consolidated statement of operations.

Note 15. Subsequent Events

Subsequent events have been evaluated through December 7, 2010.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended October 31, 2010

Electric Vehicle Operations

Sales of our electric powered vehicles for the three months ended October 31, 2010 and 2009 were $0 and 124,910, respectively.

We convert and manufacture vehicles in our developmental facility in Mooresville, North Carolina. Our teams of highly qualified engineers oversee electrical and mechanical staff. This 40,000 square foot facility has office space,  room for manufacturing, conversions, storage and a battery lab that is leased to Superlattice, with the potential for future growth, enabling us to work on many projects and vehicles concurrently.

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

Cost of Sales

Cost of sales as a percentage of net sales for the three months ended October 31, 2010 was 18% compared to approximately 133% during the same period in 2009. The cost of sales for 2010 represents the cost on sale of parts as there were no vehicle sales during the three months ended October 31, 2010.

General and Administrative Expenses

General and administrative (“SG&A”) expenses decreased to $364,530 for the three months ended October 31, 2010, as compared to $371,322 during the same period in 2009. The decrease was attributable to:  (1) salaries and wages of $44,463; (2) professional fees of $33,940; (3) financing activity expense of $14,614; and (4) other various expenses of $4,454.  The reduction in expenditures was offset with an increase in (a) bad debt expense of $71,065; (b) penalties of $13,344; and (c) travel related expenses of $6,270.  Of all SG&A expenses the Company incurred during the first quarter 2011, the majority were charges that are expected to be recurring.

Research and Development Expenses

No set amount has been set aside for research and development (“R&D”), however, all projects and purchases require approval prior to initiation. Salaries, payroll taxes, and benefits expensed to R&D for the first quarter ended October 31, 2010, amounted to $254,440 and $ 405,956 for quarter ended October 31, 2009. Parts and supplies expensed to R&D was $5,578 and $13,690 for the three months ended October 31, 2010 and 2009, respectively. Shipping charges and battery management systems were $52 and $12,975, for the three months ended October 31, 2010 and 2009 respectively. During the first quarter 2011, the Company began  to build two prototypes of its electric powered vehicles which increased R&D by $221,907.  We expect that research and development expenses will continue to remain substantial and grow as we aggressively move to bring products to market

Interest Expense

Interest expense increased to $157,838 for the three months ended October 31, 2010 as compared to $62,564 for 2009 due to additional issuance of debt. Interest expense consists primarily of interest related to borrowings.

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

Other income for the three months ended October 31, 2010 consists of (1) accounting fees and rental income from Superlattice for $18,019; (2) revenue earned from the license agreement with LEVC of $125,000; and (3) receipt of net proceeds of  $2,425,272 from XPrize.

Other income for the three moths end October 31, 2009 consisted of accounting fees and rental income from Superlattice for $17,625.

Net Earnings (Loss)

Net earnings attributable to common stockholders for the three months ended October 31, 2010 was $1,575,581 compared to a net loss of $889,469 for the previous fiscal quarter. Basic and diluted gain attributable to common stockholders per share of common stock for the three months ended October 31, 2010 was $0.05 as compared to a loss of $0.04 for the previous fiscal quarter.

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

At October 31, 2010, we had liabilities of $8,013,187, as compared with $7,960,959 at July 31, 2010; and a working capital deficiency of $244,492 and a stockholders’ deficiency of $4,343,325.

Our property, plant and equipment decreased to $1,900,205 at October 31, 2010, as compared with $1,919,681 at July 31, 2010.

Net cash provided by operating activities was $1,575,613 during the three months ended October 31, 2010, as compared with $626,597 used  in 2009, and cash provided by during  the three months ended October 31, 2010 in investing activities was $15,149, as compared with cashed used of $637,485 during the same period in 2009.

During the three months ended October 31, 2010, from the issuance of a promissory note for a receivable, we advanced $71,065 to Superlattice Power, Inc. and was repaid $0. During the three months ended October 31, 2010, we received net proceeds of 560,835 from the issuance of promissory notes for debt, and made repayments of  $474,621. Net cash provided by financing activities for the three months ended October 31, 2010 was $15,149, as compared with $637,485 for the comparable period in 2009.

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

As of October 31, 2010, the Company has borrowed the full $3,000,000 under the loan agreement from Crystal Capital. Interest expense to Crystal Capital was $75,616 for the three months ended October 31, 2010 and $76,619 for the three months ended October 31, 2009, respectively. The current balance as of October 31, 2010 due to Crystal Capital is $3,000,000.

On October 12, 2010, the Company entered into a amendment to the Crystal loan agreement, under which the lender agreed to extend the due date of the loan to May, 2012.

On February 26, 2010, the Company entered into a loan agreement with Frontline Asset Management Inc. (“Frontline”). The loan provides for payments to the Company of $2,000,000 with interest at a fixed annual rate of 12%. On May 1, 2010, an Addendum to the original Promissory Note, dated February 26, 2010, which amended the term of the note to state interest only payments, due on the last day of every month until maturity date March 30, 2011 when all principal and accrued interest shall be due and payable.  During the three months ended October 31, 2010 and 2009, the Company received advances totaling  $560,835 and $0, respectively; and made payments of $466,431 and $0, respectively.  Interest expense for the three months ended October 31, 2010 was $46,959.

On October 11, 2010, the Company entered into a amendment to the Frontline loan agreement, under which the lender agreed to extend the due date of the loan to March 1, 2012.

On April 15, 2010 the Company entered into a loan agreement for $2,000,000 with Winsor Capital Inc. The loan provides for loans of up to $2,000,000 to the Company with an initial installment of $250,000 and additional installments of up to $1,750,000 with a 10% interest rate. The entire loan amount is secured by 10,000,000 shares of the Company common stock. Each loan installment matures three years from issuance of the installment. The loan has an anti-dilution clause for the stock issued as collateral. Stock is issued and delivered proportionately to the delivery of funds. Interest expense for the three months ended October 31, 2010 was $19,450.

Liquidity Issues

On October 27, 2010, we received the $2,500,000 in funds for the X Prize award, from the competition sponsored by Progressive Insurance Casualty Company.  We will need additional capital to continue development and marketing of our electric vehicles, particularly given the number of companies competing in this sector and the fact that many of the larger car manufacturers are developing and marketing electric and hybrid vehicles.

The Company has substantial obligations to the Internal Revenue Service and other creditors. The Company has a payment plan in place with the Internal Revenue Service (IRS) for delinquent payroll taxes, and with the three judgment creditors.  There is no assurance that we will be able raise additional required capital to meet obligations arising from the settlements of these litigation matters, as well as the settlement payments with the IRS, and continue operations.

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

CRITICAL ACCOUNTING ISSUES

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.  There were no significant changes to these accounting policies during the three months ended October 31, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Caudle & Spears v. EV Innovations, Inc.
Caudle & Spears has obtained a default judgment against the Company in Meckenberg County, North Carolina, General Court, in the amount of $17,686. This law firm represented us in our litigation against Martin Koebler, a former employee, whom we successfully sued for return of Company property and other damages. The Company is in settlement negotiations with Caudle & Spears, since its judgment against Martin Koebler is still in the collection process. A payment agreement has been reached in the amount of $2,500.00 per month with no interest until paid.  The Company is not current with these payments, and a balance of $4,263 is still due.

Internal Revenue Service
The Company has been served with a tax lien dated March 3, 2010 from the Internal Revenue Service in the total amount of $251,928.14. Third quarter 2009 taxes are approximately $117,000, which are included in total due. The Company has a payment plan in place with the Internal Revenue Service (IRS).

Javad Hajihadian, an individual, had ordered and paid for, the first super car to be produced by Li-ion Motors in November 2008. The car was in the design stage when it was ordered; with the understanding it would be a minimum of one year before the car would be manufactured.  The client has changed his mind and his attorney contacted the Company to cancel his contract and have his payment refunded. The parties have reached an agreement and the payment is being refunded with interest. The settlement agreement was for $102,500 and stipulated monthly payments of $10,250 commencing in July 2010.  The initial two payments were paid to Mr. Hajihadian in August 2010, and the Company is current in its payments.

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
(Chief Executive Officer and
Principal Financial Officer)
Dated: December 8, 2010