Form 10-Q
period 2011-01-31
Li-on Motors Corp.
filed 2011-03-17
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 31, 2011

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-33391

(Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0490890 (I.R.S. Employer Identification No.)

4894 Lone Mountain #168, Las Vegas, Nevada	89130
(Address of Principal Executive Offices)	(Zip Code)

(702) 425-7376 (Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par value $0.01 per share

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer ☐ Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

On March 15, 2011, there were 30,047,301 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operations for the three and six months ended January 31, 2011 and 2010, are not necessarily indicative of the results for the entire fiscal year or for any other period.

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Balance Sheets
(unaudited)

	January 31,	July 31,
	2011	2010
Assets

Current assets:

Cash and cash equivalents	$1,126	$2,113
Note receivable, net of allowance for doubtful account of $836,076 and $841,207, respectively	-	-
Inventories	36,103	35,000
Employee advances	1,344	10,000
Other current assets	94,189	51,000

Total current assets	132,762	98,113

Property and equipment, net	1,880,834	1,919,681

Deferred patent costs	24,258	24,258

Total assets	$2,037,854	$2,042,052

Liabilities and Stockholders' Deficiency

Current liabilities:

Bank overdrafts	$11,770	$14,104
Accounts payable and accrued expenses	1,032,251	1,296,734
Current portion of long-term debt	16,480	22,444
Customer deposits	100,594	100,000
Deferred revenue	333,360	501,288

Total current liabilities	1,494,455	1,934,570

Long-term liabilities:

Long-term debt, less current portion	5,886,119	5,943,056
Long-term deferred revenue, less current portion	-	83,333

Total liabilities	7,380,574	7,960,959

Commitments and contingencies	-	-

Stockholders' deficiency

Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 30,047,301 issued and outstanding at Janaury 31, 2011 and July 31, 2010	30,047	30,047

Additional paid-in capital	56,758,511	56,758,511
Accumulated deficit	(62,122,707)	(62,699,029)
Accumulated other comprehensive income	(8,571)	(8,436)

Stockholders' deficiency	(5,342,720)	(5,918,907)

Total liabilities and stockholders' deficiency	$2,037,854	$2,042,052

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Sales:	$2,486	$999	$4,472	$125,909

Costs and expenses:
Cost of sales	16,303	-	16,653	165,497
General and administrative	517,840	377,204	882,370	748,526
Research and development	547,228	224,334	1,029,205	656,955

Total costs and expenses	1,081,371	601,538	1,928,228	1,570,978

Loss from operations	(1,078,885)	(600,539)	(1,923,756)	(1,445,069)

Other (expenses) income:
Interest expense	(144,883)	(107,208)	(302,721)	(169,772)
Other income	234,508	70,418	2,802,799	88,043

Net income (loss) before provision for (benefit from) income taxes	(989,260)	(637,329)	576,322	(1,526,798)

Provision for (benefit from) income taxes	-	-	-	-

Net earnings (loss)	(989,260)	(637,329)	576,322	(1,526,798)

Less: Net earnings (loss) attributable to noncontrolling interest	-	-	-	-

Net earnings (loss) attributable to Li-ion Motors Corp	$(989,260)	$(637,329)	$576,322	$(1,526,798)

Net earnings (loss) per share - basic and diluted:
Net earnings (loss) per common share attributable to Li-ion Motors Corp. common shareholders	$(0.03)	$(0.03)	$0.02	$(0.07)

Weighted average number of shares outstanding - basic and diluted	30,047,301	21,599,808	30,047,301	21,288,096

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Statement of Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Net earnings (loss)	$(989,260)	$(637,329)	$576,322	$(1,526,798)

Other comprehensive income
Currency translation adjustment	(535)	-	(135)	-

Comprehensive income (loss)	(989,794)	(637,329)	576,187	(1,526,798)

Comprehensive income (loss) attributable to noncontrolling interest	-	-	-	-

Comprehensive income (loss) attributable to Li-ion Motors Corp	$(989,794)	$(637,329)	$576,187	$(1,526,798)

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	January 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$576,322	$(1,526,798)
Adjustments to reconcile net earnings (loss) to net cash utilized by operating activities
Depreciation	38,847	40,774
Provision for doubtful accounts	(5,131)	-
Increase (decrease) in cash flows from changes in operating assets and liabilities
Accounts receivable, net	-	13,522
Inventories	(1,103)	(52,915)
Employee advances	8,656	(3,547)
Prepaid expenses and other current assets	(43,189)	13,657
Bank overdraft	(2,334)	-
Accounts payable and accrued expenses	(264,483)	342,264
Customer deposits	594	31,255
Deferred revenue	(251,262)	(1,260)
Net cash provided by (used in) operating activities	56,917	(1,143,048)

CASH FLOWS FROM INVESTING ACTIVITIES :
Additions to property and equipment	-	(4,665)
Net cash used in investing activities	-	(4,665)

CASH FLOWS FROM FINANCING ACTIVITIES :
Advances on promissory note	(109,279)	-
Payments received on promissory note	114,410	-
Proceeds from issuance of debt	832,755	108,060
Payments on debt	(895,655)	(15,938)
Advances from related parties	-	1,401,759
Payments to related parties	-	(332,218)
Net cash provided by (used in) financing activities	(57,769)	1,161,663

Effect of exchange rate changes on cash and cash equivalents	(135)	(3,099)
	-
CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	(987)	10,851
Cash and cash equivalents at beginning of period	2,113	5,182

Cash and cash equivalents at end of period	$1,126	$16,033

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$319,724	$52,629
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued for related party advances	$-	$615,500
Accrued expenses transferred to long-term debt	$-	$32,201

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Statement of Stockholders' Deficiency
For the Periods Ended As Noted
(unaudited)

		Common Shares			Accumulated Other
	Number of	$0.01	Additional Paid in	Accumulated	Comprehensive	Comprehensive
	Common Shares	Par Value	Capital	Deficit	Income (Loss)	Income (Loss)	Total

Balance - August 1, 2009	20,884,101	20,884	55,731,174	(58,765,425)	(13,413)		(3,026,780)
Exercise of stock options	685,000	685	615,815	-	-		616,500
1:2 Reverse stock split adjustment	(10,779,696)	(10,780)	10,780	-	-		-
Common stock issued as collateral on loan	3,749,999	3,750	(3,750)	-	-		-
Common stock issued as collateral on loan	10,000,000	10,000	(10,000)	-	-		-
Exercise of stock options	500,000	500	349,500				350,000
1:5 Forward split adjustment	5,007,897	5,008	(5,008)	-	-		-
Issuance of non-employee stock options	-	-	70,000	-	-		70,000
Foreign currency translation	-	-	-	-	4,977	$4,977	4,977
Net Loss	-	-	-	(3,933,604)	-	(3,933,604)	(3,933,604)
Comprehensive loss						$(3,928,627)	-

Balance - July 31, 2010	30,047,301	$30,047	$56,758,511	$(62,699,029)	$(8,436)		$(5,918,907)

Foreign currency translation	-	-	-	-	(135)	$(135)	(135)
Net earnings	-	-	-	576,322	-	576,322	576,322
Comprehensive loss						$576,187	-

Balance - January 31, 2011	30,047,301	$30,047	$56,758,511	$(62,122,707)	$(8,571)		$(5,342,720)

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Notes to Unaudited Consolidated Financial Statements
January 31, 2011

Note 1. Financial Statement Presentation

History and Nature of Business

Li-ion Motors Corp (formerly EV Innovations, Inc., the “Company”) was incorporated under the laws of the State of Nevada on April 12, 2000. The “Company’s” original business was the exploration and development of mineral interests. The Company abandoned this business in 2003.

The Company is currently pursuing the development and marketing of electric powered vehicles and products based on the advanced lithium battery technology it has developed. As of July 31, 2009, the Company no longer considered itself a development stage company as planned principal operations have begun in its primary line of business.

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

Effective April 15, 2008, the Company entered into a License Agreement (“License Agreement”) with SPI providing for their license to SPI of their patent applications and technologies for rechargeable lithium ion batteries for electric vehicles and other applications (“Licensed Products”). Under the License Agreement, the Company has the right to purchase their requirements of lithium ion batteries from SPI, and their requirements of lithium ion batteries shall be supplied by SPI in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of SPI. The Company’s cost for lithium ion batteries purchased from SPI shall be SPI’s actual manufacturing costs for such batteries for the fiscal quarter of SPI in which the Company’s purchase takes place. On May 25, 2010, the license agreement was amended to reflect Superlattice’s territory would only be the United States and US possessions and territories and we can license to other companies in other parts of the world. The Company issued a license to a firm for the rights in Canada in 2010.

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

Effective May 28, 2010, the Company entered into a ten year license agreement with Lithium Electric Vehicle Corp. (“LEVC”) providing for the Company to license to LEVC certain of the Company’s patent applications and technologies for electric vehicles and other applications. The purpose of the licensee is to expand sales of the Company’s current line of products by the manufacture and sale of such products in Canada, which is LEVC’s exclusive territory under the license agreement.

Under the license agreement, LEVC has agreed to pay the Company $1,000,000 in the form of cash, of which we have received $666,666 and the remaining balance of $333,334 is now delinquent; and $1,750,000 in the form of a convertible debenture which has not been issued and is also delinquent.

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

On October 27, 2010, the Company received $2.5 million as an award from Automotive X-Prize (see Note 14) and during the previous fiscal year, entered into a ten year license agreement with LEVC expanding the Company's products and technology in Canada. The Company expects the funds received from Automotive X-Prize, LEVC, additional advances received from Frontline Asset Management, Inc. (“Frontline) and Winsor Capital, Inc. (“Winsor”) and the expected revenue from operations to be sufficient to cover operations over the next twelve months.

In January 2009, the Company’s shareholders approved a one-for-three reverse stock split of its outstanding common shares which became effective on February 19, 2009. Also on February 19, 2009, the authorized shares of the Company were increased from 35,714,285 to 50,000,000 shares.

In January 2010, the Board of Directors approved a merger with a 100% subsidiary resulting in the change of the Company’s name to Li-ion Motors, Corp. The Board of Directors also approved a two-for-one reverse split that was effective February 1, 2010, and the authorized shares were decreased in the same ratio to 25,000,000 shares. Pursuant to majority stockholder consent, the authorized was increased from 25,000,000 shares to 100,000,000 shares.

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

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010. There were no significant changes to these accounting policies during the six months ended January 31, 2011, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentations.

Note 3. Note Receivable

During the six months ended January 31, 2011, the Company advanced Superlattice Power, Inc. (“SPI”) $109,279 of which $114,410 was repaid ($74,000 in the form of cash and $40,410 in reimbursement for a leased employee). A credit of $5,131 to bad debt expense is included in general and administrative expenses for the six months ended January 31, 2011.

During the year ended July 31, 2010 the Company advanced SPI $1,282,988, of which $441,781 was repaid and the net amount was reserved as an allowance for doubtful accounts .

As of January 31, 2011 and July 31, 2010, an allowance for doubtful accounts in the amount of $836,076 and $841,207, respectively, was recorded against the note receivable, reducing the amount to $0.

Note 4. Inventories

Inventories consist of the following:

	January 31,	July 31,
	2011	2010
Raw Materials	$1,103	$-
Finished Goods	35,000	35,000
	$36,103	$35,000

Finished goods as of January 31, 2011 and July 31, 2010, are related to the Company’s planned sales of electric powered vehicles.

 Note 5. Property and Equipment

Property and equipment consist of:

	January 31,	July 31,
	2011	2010
Building and Improvements	$1,287,001	$1,287,001
Furniture and Fixtures	15,794	15,794
Office Equipment	146,016	146,016
Machinery and Equipment	36,971	36,971
Vehicles	66,429	66,429
Software Costs	28,913	28,913
Land	700,000	700,000
	2,281,124	2,281,124

Less Accumulated Depreciation	(400,290)	(361,443)
Net Property and Equipment	$1,880,834	$1,919,681

Depreciation expense for the three months ended January 31, 2011 and 2010, was $19,372 and $19,491, respectively. Depreciation expense for the six months ended January 31, 2011 and 2010, was $38,847 and $40,774, respectively, and  is included in general and administrative expenses on the Company’s consolidated statement of operations.

Note 6. Other Current Assets

	January 31,	July 31,
	2011	2010

Retainers	$749	$7,500
Deferred Warranty Asset	13,668	25,594
Prepaid Expenses	79,772	17,906
Total	$94,189	$51,000

Note 7. Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other current liabilities at January 31, 2011 and July 31, 2010 consisted of:

	January 31,	July 31,
	2011	2010

Accounts Payable	$585,407	$599,518
Accounts Payable - Related Parties	81,673	63,325
Wages, Paid Leave and Payroll Related Taxes	206,119	407,884
Accrued Interest	84,229	114,619
Other	74,823	111,388
Total	$1,032,251	$1,296,734

Note 8. Long-Term Debt

Long-term debt consists of:

	Years Ended
	July 31,
	January 31,	July 31,
	2011	2010
5% Note payable to Bayview Loan Servicing, LLC, payable in monthly installments of $5,349 including interest, collateralized by real property due in full on or before March 2038 (1)	$945,505	$953,437

10% Note payable to Crystal Capital Ventures, payable in May 2012 collateralized by 9,000,000 shares of the Company's common stock (2)	3,000,000	3,000,000

11.24% Note payable to Allegiance Direct Bank, payable in monthly installments of approximately $1000 and has been paid in full (3)	-	5,000

12% Note payable to Frontline Asset Management, payable in monthly installments of interest only, due in full on March 1, 2012 (4)	1,185,435	1,235,404

10% Note payable to Winsor Capital Inc. due in full on April 15, 2013 collaterized by 12,000,000 shares of the Company's common stock (5)	771,659	771,659
	5,902,599	5,965,500
Less Current Portion	(16,480)	(22,444)
	$5,886,119	$5,943,056

Principal maturities for long-term debt are as follows for the second quarters ended January 31:

2011	$16,480
2012	4,202,773
2013	789,900
2014	19,191
2015	20,190
Thereafter	854,065
$5,902,599

(1) In November 2007, the Company refinanced a loan on its North Carolina building. The loan is with Bayview Loan Servicing, LLC. Effective March 31, 2010, the Company entered into a stipulation agreement with Bayview Loan Servicing, LLC that reduced the current monthly payment to $5,349, including interest, property taxes, and insurance. In 2013, Bayview Loan Servicing LLC may step up the interest rate at that time. The loan is set to mature on March 31, 2038. Effective April 1, 2012, the interest rate adjusts to Prime plus 4.875%. Interest rate changes are limited to 2% increase or decrease in any annual adjustments. During the three months ended January 31, 2011 and 2010, the Company repaid $2,666 and $8,237, respectively. During the six months ended January 31, 2011 and 2010, the Company repaid $7,982 and $15,938, respectively. Interest expense for the three months ended January 31, 2010 and 2010, for Bayview Loan Servicing, LLC was $12,056 and $25,927, respectively. Interest expense for the six months ended January 31, 2010 and 2010, for Bayview Loan Servicing, LLC was $20,122 and $52,390, respectively.

 (2) On May 5, 2008, the Company entered into a loan agreement with Crystal Capital Ventures Inc. (“Crystal Capital”). The loan agreement provides for loans to the Company of up to $3,000,000, with a minimum initial loan of $500,000 taking place on May 19, 2008. The loans bear interest payable monthly in arrears at the rate of 10% per annum, and mature and are payable on May 4, 2012. The loan under the loan agreement is secured by shares of the Company’s common stock held by Crystal Capital. The Company is required to issue shares as collateral at the rate of two and one half shares of the Company’s common stock for each dollar principal amount of the loan advanced to the Company.  Following disbursement of the first $1,000,000 of funds pursuant to the loan agreement, on May 27, 2008, the Company issued 2,500,000 shares of common stock as collateral to Crystal Capital. After the 1:3 reverse stock split in February 2009 the Company issued Crystal an additional 5,000,000 shares to make their shares held as collateral total 7,500,000. Pursuant to the anti-dilution provisions in the Crystal Capital Ventures loan agreement with the 1:2 reverse stock split of February 1, 2010, the Company issued 3,749,999 shares to Crystal Capital Ventures so they again hold 7,500,000 post reverse stock split shares.  In connection with the Company's 20% stock dividend, the Company issued an additional 1,500,000 common shares to be held as collateral.

As of January 31, 2011, the Company has borrowed the full $3,000,000 under the loan agreement from Crystal Capital. Interest expense to Crystal Capital for the three months ended January 31, 2011 and 2010, was $75,616 and $79,467, respectively. Interest expense to Crystal Capital for the six months ended January 31, 2011 and 2010, was $151,233 and $156,085, respectively.

(3) On February 28, 2010 the Company financed a liability policy (workman’s compensation) with Allegiance Direct Bank for the period February 28, 2010 to February 28, 2011 for $13,351. The Company was required to make a down payment of $3,351 in February 2010 and monthly payments including interest of 9.4%. During the three months ended January 31, 2011 and 2010, the Company repaid $2,075 and $2,940, respectively. During the six months ended January 31, 2011 and 2010, the Company repaid $5,000 and $5,880, respectively. Interest expense for the three months ended January 31, 2011 and 2010, paid to Allegiance Direct Bank is $29 and $152, respectively. Interest expense for the six months ended January 31, 2011 and 2010, paid to Allegiance Direct Bank is $261 and $303, respectively.

(4) On February 26, 2010, the Company entered into a loan agreement with Frontline. The loan provides for payments to the Company of $2,000,000 with interest at a fixed annual rate of 12%. On May 1, 2010, an Addendum to the original Promissory Note, dated February 26, 2010, was entered into which amended the term of the note to  provide for interest only payments, due on the last day of every month until maturity date March 30, 2011 when all principal and accrued interest shall be due and payable.  During the three months ended January 31, 2011 and 2010, the Company received advances totaling $271,920 and $0, respectively; and made payments of $416,242 and $0, respectively.  During the six months ended January 31, 2011 and 2010, the Company received advances totaling $832,755 and $0, respectively; and made payments of $882,673 and $0, respectively.  Interest expense for the three months ended January 31, 2011 and 2010, was $32,905 and $0, respectively . Interest expense for the six months ended January 31, 2011 and 2010, was $79,864 and $0, respectively.

(5) On April 15, 2010 the Company entered into a loan agreement for $2,000,000 with Winsor Capital Inc. The loan provides for payments of up to $2,000,000 to the Company with an initial installment of $250,000 and additional installments of up to $1,750,000 with a 10% interest rate. The entire loan amount is secured by 12,000,000 shares of the Company common stock. Each loan installment matures three years from issuance of the installment. The loan has an anti-dilution clause for the stock issued as collateral. Stock is issued and delivered proportionately to the delivery of funds.  Interest expense for the three months ended January 31, 2011 was $19,450.  Interest expense for the six months ended January 31, 2011 was $38,900.

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

On February 1, 2010, the Company effected a 1:2 reverse stock split. Pursuant to the anti-dilution provisions in the Crystal Capital Ventures loan agreement the Company issued 3,749,999 shares to Crystal Capital Ventures, so they again held 7,500,000 post reverse stock split shares. Concurrent with the 1:2 reverse stock split the authorized shares were also reduced from 50,000,000 to 25,000,000 shares. By shareholder approval on May 17, 2010 the authorized shares of common stock were increased from 25,000,000 to 100,000,000.

Except for the presentation of common shares authorized and issued on the consolidated balance sheet and shares presented in the consolidated statement of stockholders’ deficiency, all shares and per share information has been revised to give retroactive effect to the reverse stock splits.

Note 10. Net Income (Loss) Per Common Share

Income (Loss) per share is computed based on the weighted average number of shares outstanding during the year. Diluted gain (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares during the specified periods.

The following table sets forth the reconciliation of the basic and diluted net gain (loss) per common share computations for the six months ended January 31, 2011 and 2010.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Basic and Diluted EPS:
Net Income/(Loss) Ascribed to Common Shareholders - Basic and Diluted	$(989,260)	$(637,329)	$576,322	$(1,526,798)
Weighted Average Shares Outstanding - Basic and Diluted	30,047,301	21,599,808	30,047,301	21,288,096
Basic and Diluted Net Gain (Loss) Per Common Share	$(0.03)	$(0.03)	$0.02	$(0.07)

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

Stock Dividend

On April 20, 2010, the Board of Directors approved a 20% restricted stock dividend for the holders of our common stock, consisting of one share of common stock for each five shares held of record on the May 28, 2010 record date.

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

Stock Option Plan

As of January 31, 2011, there are no shares of common stock remaining and available for issuance under the stock option plans.

Note 12. Income Taxes

The Company adopted the provisions of ASC 740, “Income Taxes” (“ASC 74”) on August 1, 2007. The implementation of ASC 740 did not impact the total amount of the Company’s liabilities for uncertain tax position.

The Company recorded no provisions for income taxes for the six months ended January 31, 2011 and 2010.

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

Effective April 16, 2008, SPI agreed to lease approximately 5,000 square feet of space in the Company’s North Carolina facility at a rental rate of $2,500 per month and the monthly rental to be escalated five (5%) percent annually beginning April 16, 2009.  The leased space is suitable for, and utilized by SPI for, SPI’s developmental and manufacturing operations for licensed products pursuant to the License Agreement. The leased space is leased on a month-to-month basis at a current monthly rental of $2,756. Although the lease was signed, the space is only 80% completed as of January 31, 2011. The Company also entered into a month to month lease agreement for $750 with SPI for renting offices in the Company’s Las Vegas corporate office.

Total rental income for the three months ended January 31, 2011 and 2010 was $10,519 and $10,125, respectively. Total rental income for the six months ended January 31, 2011 and 2010 was $21,038 and $20,250,  respectively.

License Agreement

Effective May 28, 2010 the Company entered into a 10 year license agreement with Lithium Electric Vehicle Corp. (“LEVC”) providing for the Company to license to LEVC certain of the Company’s patent applications and technologies for electric vehicles and other applications. The purpose of the licensee is to expand sales of the Company’s current line of products by the manufacture and sale of such products in Canada, which is LEVC’s exclusive territory under the license agreement. LEVC agreed to pay the Company $2 million dollars over the initial two year term with the option to extend the agreement on an annual basis for an additional $500,000 per year.  The revenue earned from the license agreement is amortized over the two year period, and for the three months ended January 31, 2010 the Company recognized income of $125,000 and for the six months ended January 31, 2011, recognized income of $250,000  with $333,334 being deferred.

In connection with the license agreement, LEVC agreed to pay the Company a royalty on each and every licensed product sold or distributed by LEVC.  The royalty is due within ten days of each calendar quarter. In addition, LEVC agreed to pay the Company $1,000,000 in the form of cash, of which we have received $666,666 and the remaining balance of $333,334 is now delinquent; and $1,750,000 in the form of a convertible debenture which has not been issued and is also delinquent.

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

Internal Revenue Service served the Company with a tax lien dated March 3, 2010 in the total amount of $251,928. Third quarter 2009 taxes are approximately $117,000, which are included in total due.  The Company has been served with an additional tax lien dated January 19, 2011, in the amount of  $2,925. The Company has a payment plan in place with the Internal Revenue Service (“IRS”).

Tallman Hudders & Sorrentino has obtained a judgment in Lehigh County, Pennsylvania, on behalf of their client Javad Hajihadian, an individual.  Mr. Hajihadian had ordered and paid for, the first super car to be produced by Li-ion Motors in November 2008. The car was in the design stage when it was ordered.  Mr. Hajihadian’s attorney subsequently contacted  the Company to cancel his contract and have his payment refunded. The parties had reached a settlement agreement and the payment was being refunded with interest. The settlement agreement was for $102,500 and stipulated monthly payments of $10,250 commencing in July 2010.  Payments were made through November 2010, totaling $51,250, leaving a balance of five payments or $51,250 still due; which is reflected on the Company’s balance sheet under current liabilities. The Company became delinquent and Mr. Hajihadian proceeded with litigation and on February 4, 2011, a judgment was issued in his favor for $56,375.

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

Note 15. Forgiveness of Debt

During the six months ended January 31, 2011, management of the Company reviewed the outstanding accounts payable and determined that the liability was overstated due to the payables no longer existing from prior years.  A credit of $111,321 has been reflected on the Company’s Consolidated Statement of Operations under other income.

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

Results of Operations for the Three and Six months Ended January 31, 2011

Electric Vehicle Operations

Sales of our electric powered vehicles for the three months ended January 31, 2011 and 2010 were $0 and $0, respectively. Sales of our electric powered vehicles for the six months ended January 31, 2011 and 2010 were $0 and $124,280, respectively.

We convert and manufacture vehicles in our developmental facility in Mooresville, North Carolina. Our teams of highly qualified engineers oversee electrical and mechanical staff.  This 40,000 square foot facility has office space,  room for manufacturing, conversions, storage and a battery lab that is leased to Superlattice Power, Inc., with the potential for future growth, enabling us to work on many projects and vehicles concurrently.

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

On May 25, 2010, the Superlattice License Agreement was amended to limiting the license granted to Superlattice to only the United States, permitting Li-ion to grant other licenses to companies in other parts of the world.

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

Under the LEVC License Agreement, LEVC has agreed, in consideration of the grant of the license, to pay us $1,000,000, of which $666,666 has been paid, with the remaining $333,334 now delinquent, plus an amount equal to the independent valuation of the license under the LEVC License Agreement, less the $1,000,000 payment.  The payment of the excess of the valuation amount over the $1,000,000 payment would be made by way of a convertible debenture or other securities which have not been made and are now delinquent. Additionally, LEVC, as licensee, would pay an annual fee of $500,000, commencing on the second anniversary of the date of the LEVC License Agreement, and a royalty as determined in the independent valuation report. The initial term of the license is ten years.

Cost of Sales

Cost of sales as a percentage of net sales for the three months ended January 31, 2011 was 656% compared to approximately 0% during the same period in 2010.   The cost of sales for the second quarter represents the cost of sales on parts as there were no vehicle sales during the three months ended January 31, 2011.

Cost of sales as a percentage of net sales for the six months ended January 31, 2011 was 372% compared to approximately 131% during the same period in 2010.   The cost of sales for 2011 represents the cost of sales on parts as there were no vehicle sales during the six months ended January 31, 2011.

General and Administrative Expenses

General and administrative (“SG&A”) expenses increased to $517,840 for the three months ended January 31, 2011, as compared to $377,204 during the same period in 2010. The increase was attributable to additional expenditures in advertising and promotional expenses of $287,277, which was offset by a reduction in: (1) payroll related expenses of $48,905; (2) professional fees of $29,368; (3) penalties of $23,324; (4) insurance expense of $10,702;  and (3) other various expenses of $34,342.

SG&A expenses increased to $882,370 for the six months ended January 31, 2011, as compared to $748,526 during the same period in 2010. The increase was attributable to:  (1) advertising and promotional expenses of $289,486; and (2) travel  of $29,084.  The increase in expenditures was offset with reduction in (a) payroll related expenses of $97,238; (b)  professional fees of $63,308; and (c) insurance expense of $21,560.

Of all SG&A expenses the Company incurred during the first-half of 2011, the majority were charges that are expected to be recurring.

Research and Development Expenses

No set amount has been set aside for research and development (“R&D”), however, all projects and purchases require approval prior to  initiation. Salaries, payroll taxes, and benefits expensed to R&D for the three months ended January 31, 2011 and January 31, 2010, amounted to $388,426 and $371,095, respectively. Parts and supplies expensed to R&D was $13,381 and a credit of $153,569 for the three months ended January 31, 2011 and 2010, respectively. Shipping charges, battery management systems, and motor development costs were $37,948 and $6,808, for the three months ended January 31, 2011 and 2010, respectively. Costs associated with building two prototypes of our electric powered vehicles during the second quarter 2011 and 2010, increased R&D by $107,473 and $0, respectively.

Salaries, payroll taxes, and benefits expensed to R&D for the six months ended January 31, 2011 and January 31, 2010, amounted to $642,865 and $777,050, respectively. Parts and supplies expensed to R&D was $18,959 and a credit of $131,515 for the six months ended January 31, 2011 and 2010, respectively. Shipping charges, battery management systems, and motor development costs were $48,000 and $11,420, for the six months ended January 31, 2011 and 2010, respectively. Costs associated with building two prototypes of our electric powered vehicles during the first-half of 2011 and 2010, increased R&D by $319,381 and $0, respectively.

We expect that research and development expenses will continue to remain substantial and grow as we aggressively move to bring products to market

Interest Expense

Interest expense increased to $144,883 for the three months ended January 31, 2011 as compared to $107,208 for 2010, and $302,721 for the six months ended January 31, 2011 as compared to $169,772 for 2010 due to additional issuance of debt. Interest expense consists primarily of interest related to borrowings.

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

Other income for the three months ended January 31, 2011 consists of (1) accounting fees and rental income from Superlattice for $18,019; (2) revenue earned from the license agreement with LEVC of $125,000; and (3) forgiveness of debt of $111,321. Other income was reduced by $19,832 for foreign exchange transactional expense.  Other income for the three moths end January 31, 2010 consisted of accounting fees and rental income from Superlattice for $17,625 and forgiveness of debt of $52,793 .

Other income for the six months ended January 31, 2011 consists of (1) accounting fees and rental income from Superlattice for $36,038; (2) revenue earned from the license agreement with LEVC of $250,000; (3) receipt of net proceeds of  $2,425,272 from XPrize; and (4) forgiveness of debt of $111,321.  Other income was reduced by $19,832 for foreign exchange transactional expense. Other income for the six-moths end January 31, 2010 consisted of accounting fees and rental income from Superlattice for $35,250 and forgiveness of debt of $52,793.

Net Earnings (Loss)

Net loss attributable to common stockholders for the three months ended January 31, 2011 was $989,260 compared to $637,329 for the previous fiscal quarter. Basic and diluted loss attributable to common stockholders per share of common stock for the three months ended January 31, 2011 was $0.03 as compared to $0.03 for the previous fiscal quarter.

Net earnings attributable to common stockholders for the six months ended January 31, 2011 was $576,322 compared to a net loss of $1,526,798  for the previous fiscal quarter. Basic and diluted gain attributable to common stockholders per share of common stock for the six months ended January 31, 2011 was $0.02 as compared to a loss of $0.07 for the previous fiscal quarter.

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

At January 31, 2011, we had liabilities of $7,380,574, as compared with $7,960,959 at July 31, 2010; and a working capital deficiency of $1,361,693 and a stockholders’ deficiency of $5,342,720.

Our property, plant and equipment decreased to $1,880,834 at January 31, 2011, as compared with $1,919,681 at July 31, 2010.

Net cash provided by operating activities was $56,918 during the six months ended January 31, 2011, as compared with $1,143,048 used  in 2010, and cash used in investing activities during the six months ended January 31, 2011, was $0 , as compared to $4,665 during the same period in 2010.

During the six months ended January 31, 2011, from the issuance of a promissory note for a receivable, we advanced $109,279 to Superlattice Power, Inc. and was repaid $114,410. During the six months ended January 31, 2011, we received net proceeds of $832,755 from the issuance of promissory notes for debt, and made repayments of  $895,655.  Net cash provided by financing activities for the six months ended January 31, 2011 was $57,769, as compared with cash used of $1,161,663 for the comparable period in 2010.

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

As of January 31, 2011, the Company has borrowed the full $3,000,000 under the loan agreement from Crystal Capital. Interest expense to Crystal Capital for the three months ended January 31, 2011 and 2010, was $75,616 and $79,467, respectively. Interest expense to Crystal Capital for the six months ended January 31, 2011 and 2010, was $151,233 and $156,085, respectively.  The current balance as of October 31, 2010 due to Crystal Capital is $3,000,000.

On October 12, 2010, the Company entered into a amendment to the Crystal loan agreement, under which the lender agreed to extend the due date of the loan to May, 2012.

On February 26, 2010, the Company entered into a loan agreement with Frontline Asset Management Inc. (“Frontline”). The loan provides for advances to the Company of $2,000,000 with interest at a fixed annual rate of 12%. On May 1, 2010, an Addendum to the original Promissory Note, dated February 26, 2010, which amended the term of the note to provide for interest only payments, due on the last day of every month until maturity date March 30, 2011, when all principal and accrued interest are due and payable.  During the three months ended January 31, 2011 and 2010, the Company received advances totaling $271,920 and $0, respectively, and made payments of $416,242 and $0, respectively.  During the six months ended January 31, 2011 and 2010, the Company received advances totaling $832,755 and $0, respectively; and made payments of $882,673 and $0, respectively.  Interest expense for the three months ended January 31, 2011 and 2010, was $32,905 and $0, respectively . Interest expense for the six months ended January 31, 2011 and 2010, was $79,864 and $0, respectively.

On October 11, 2010, the Company entered into a amendment to the Frontline loan agreement, under which the lender agreed to extend the due date of the loan to March 1, 2012.

On April 15, 2010 the Company entered into a loan agreement for $2,000,000 with Winsor Capital Inc. The loan provides for loans of up to $2,000,000 to the Company with an initial installment of $250,000 and additional installments of up to $1,750,000 with a 10% interest rate. The entire loan amount is secured by 10,000,000 shares of the Company common stock. Each loan installment matures three years from issuance of the installment. The loan has an anti-dilution clause for the stock issued as collateral. Stock is issued and delivered proportionately to the delivery of funds. Interest expense for the three months ended January 31, 2011 was $19,450.  Interest expense for the six months ended January 31, 2011 was $38,900.

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

The Company has substantial obligations to the Internal Revenue Service and other creditors. The Company is working toward a payment plan  with the Internal Revenue Service (IRS) for delinquent payroll taxes, and have a plan in place with one of two judgment creditors.  There is no assurance that we will be able raise additional required capital to meet obligations arising from the settlements of these obligations and litigation matters, as well as the settlement payments with the IRS, and continue operations.

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

 Critical Accounting Issues

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.  There were no significant changes to these accounting policies during the six months ended January 31, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Item 4 (T). Controls and Procedures.

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

PART II. OTHER INFORMATION

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

Internal Revenue Service
Internal Revenue Service served the Company with a tax lien dated March 3, 2010 in the total amount of $251,928. Third quarter 2009 taxes are approximately $117,000, which are included in total due.  The Company has been served with an additional tax lien dated January 19, 2011, in the amount of  $2,925. We are working toward a payment arrangement with the IRS.

Javad Hajihadian
Tallman Hudders & Sorrentino has obtained a judgment in Lehigh County, Pennsylvania, on behalf of their client Javad Hajihadian, an individual.  Mr. Hajihadian had ordered and paid for, the first super car to be produced by Li-ion Motors in November 2008. The car was in the design stage when it was ordered.  Mr. Hajihadian’s attorney subsequently contacted  the Company to cancel his contract and have his payment refunded. The parties had reached a settlement agreement and the payment was being refunded with interest. The settlement agreement was for $102,500 and stipulated monthly payments of $10,250 commencing in July 2010.  Payments were made through November 2010, totaling $51,250, leaving a balance of five payments or $51,250 still due; which is reflected on the Company’s balance sheet under current liabilities. The Company became delinquent and Mr. Hajihadian proceeded with litigation and on February 4, 2011, a judgment was issued in his favor for $56,375.

ITEM 6. Exhibits

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LI-ION MOTORS CORP.

Date: March 17, 2011	By:	/s/ Stacey Fling
Stacey Fling
Chief Executive Officer and Principal Financial Officer