Form 10-Q
period 2011-04-30
Li-on Motors Corp.
filed 2011-06-14
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-33391

(Name of Registrant as Specified in Its Charter)

Nevada	88-0490890
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

4894 Lone Mountain #168, Las Vegas, Nevada	89130
(Address of Principal Executive Offices)	(Zip Code)

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

☐ Yes ☒ No

On June 14, 2011, there were 32,088,513 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended April 30, 2011 and 2010, are not necessarily indicative of the results for the entire fiscal year or for any other period.

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Balance Sheets
(unaudited)

	April 30,	July 31,
	2011	2010
Assets

Current assets:

Cash and cash equivalents	$335	$2,113
Note receivable, net of allowance for doubtful account of $849,317 and $841,207, respectively	1,824,315	-
Inventories	390,765	35,000
Employee advances	463	10,000
Other current assets	91,004	51,000

Total current assets	2,306,882	98,113

Property and equipment, net	2,009,528	1,919,681

Deferred patent and trademark costs	39,125	24,258

Total assets	$4,355,535	$2,042,052

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:

Bank overdrafts	$-	$14,104
Accounts payable and accrued expenses	986,301	1,296,734
Current portion of long-term debt	73,983	22,444
Customer deposits	102,188	100,000
Deferred revenue	383,333	501,288

Total current liabilities	1,545,805	1,934,570

Long-term liabilities:

Long-term debt, less current portion	934,334	5,943,056
Long-term deferred revenue, less current portion	1,414,583	83,333

Total liabilities	3,894,722	7,960,959

Commitments and contingencies	-	-

Stockholders' deficiency

Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 32,088,513 and
30,047,301 issued and outstanding at April 30, 2011 and July 31, 2010, respectively.	32,088	30,047

Additional paid-in capital	62,613,779	56,758,511
Accumulated deficit	(62,176,485)	(62,699,029)
Accumulated other comprehensive income	(8,569)	(8,436)

Stockholders' equity (deficiency)	460,813	(5,918,907)

Total liabilities and stockholders' equity (deficiency)	$4,355,535	$2,042,052

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Sales:	$2,041	$358,596	$6,513	$484,505

Costs and expenses:
Cost of sales	587	169,246	17,240	334,743
General and administrative	420,563	275,731	1,302,933	1,022,295
Research and development	(81,712)	400,432	947,493	1,057,206

Total costs and expenses	339,438	845,409	2,267,666	2,414,244

Loss from operations	(337,397)	(486,813)	(2,261,153)	(1,929,739)

Other (expenses) income:
Interest expense	(105,505)	(125,704)	(408,226)	(295,423)
Other income	388,945	70,041	3,191,923	158,084

Net earnings (loss) before provision for (benefit from) income taxes	(53,957)	(542,476)	522,544	(2,067,078)

Provision for (benefit from) income taxes	-	-	-	-

Net earnings (loss)	(53,957)	(542,476)	522,544	(2,067,078)

Less: Net earnings (loss) attributable to noncontrolling interest	-	-	-	-

Net earnings (loss) attributable to Li-ion Motors Corp	$(53,957)	$(542,476)	$522,544	$(2,067,078)

Earnings (loss) per share - basic and diluted:
Earnings (loss) per common share attributable to Li-ion Motors Corp. common shareholders	$(0.00)	$(0.04)	$0.02	$(0.18)

Weighted average number of shares outstanding - basic and diluted	30,299,586	13,670,385	30,129,548	11,725,331

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Statement of Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Net earnings (loss)	$(53,957)	$(542,476)	$522,544	$(2,067,078)

Other comprehensive income
Currency translation adjustment	44	-	44	-

Comprehensive income (loss)	(53,912)	(542,476)	522,588	(2,067,078)

Comprehensive income (loss) attributable to noncontrolling interest	-	-	-	-

Comprehensive income (loss) attributable to Li-ion Motors Corp	$(53,912)	$(542,476)	$522,588	$(2,067,078)

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	April 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$522,544	$(2,067,078)
Adjustments to reconcile net earnings (loss) to net cash utilized by operating activities
Depreciation	50,857	61,389
Provision for doubtful accounts	8,110	-
Interest income	(74,315)	-
Licensing fees	(160,417)	-
Increase (decrease) in cash flows from changes in operating assets and liabilities
Non-cash stock based compensation	-	966,500
Accounts receivable, net	-	13,522
Inventories	(355,765)	119,231
Employee advances	9,537	(13,778)
Prepaid expenses and other current assets	(40,004)	(38,257)
Deferred patent and trademark costs	(14,867)
Bank overdraft	(14,104)	-
Accounts payable and accrued expenses	(310,433)	325,417
Customer deposits	2,188	(141,199)
Deferred revenue	(376,287)	(1,890)
Net cash provided by (used in) operating activities	(752,956)	(776,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(140,704)	(6,716)
Net cash used in investing activities	(140,704)	(6,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on promissory note	(176,959)	-
Payments received on promissory note	168,849	-
Proceeds from issuance of debt	2,002,423	1,321,963
Payments on debt	(1,102,298)	(27,530)
Advances from related parties	-	1,134,895
Payments to related parties	-	(1,632,383)
Net cash provided by (used in) financing activities	892,015	796,945

Effect of exchange rate changes on cash and cash equivalents	(133)	-
	-
CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	(1,778)	14,086
Cash and cash equivalents at beginning of period	2,113	5,182

Cash and cash equivalents at end of period	$335	$19,268

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$321,407	$30,767
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued for related party advances	$-	$966,500
Shares issued for debt	$5,857,309
Accrued expenses transferred to long-term debt	$-	$32,201

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Statement of Stockholders' Equity (Deficiency)
For the Periods Ended As Noted
(unaudited)

	Number of Common Shares	Common Shares $0.01 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total

Balance - August 1, 2009	15,112,302	15,112	55,736,946	(58,765,425)	(13,413)		(3,026,780)
Exercise of stock options	685,000	685	615,815	-	-		616,500
Common stock issued as collateral on loan	3,749,999	3,750	(3,750)	-	-		-
Common stock issued as collateral on loan	10,000,000	10,000	(10,000)	-	-		-
Exercise of stock options	500,000	500	349,500				350,000
Issuance of non-employee stock options	-	-	70,000	-	-		70,000
Foreign currency translation	-	-	-	-	4,977	$4,977	4,977
Net Loss	-	-	-	(3,933,604)	-	(3,933,604)	(3,933,604)
Comprehensive loss						$(3,928,627)	-

Balance - July 31, 2010	30,047,301	$30,047	$56,758,511	$(62,699,029)	$(8,436)		$(5,918,907)

Issuance of stock for conversion of promissory notes	2,041,212	2,041	5,855,268				5,857,309
Foreign currency translation	-	-	-	-	(133)	$(133)	(133)
Net earnings	-	-	-	522,544	-	522,544	522,544
Comprehensive income						$522,411	-

Balance - April 30, 2011	32,088,513	$32,088	$62,613,779	$(62,176,485)	$(8,569)		$460,813

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Notes to Unaudited Consolidated Financial Statements
April 30, 2011

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

On April 16, 2008, the Company sold their controlling interest of approximately 69% of the outstanding common stock in Zingo, Inc. (presently Sky Power Solutions Corp., “SPS”). Prior to April 16, 2008, SPS was a related party that provided telecommunication services to business and residential customers utilizing VOIP technology and currently is researching and developing rechargeable lithium ion batteries.

Effective April 15, 2008, the Company entered into a License Agreement (“License Agreement”) with SPS providing for their license to SPS of their patent applications and technologies for rechargeable lithium ion batteries for electric vehicles and other applications (“Licensed Products”). Under the License Agreement, the Company has the right to purchase their requirements of lithium ion batteries from SPS, and their requirements of lithium ion batteries shall be supplied by SPS in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of SPS. The Company’s cost for lithium ion batteries purchased from SPS shall be SPS’s actual manufacturing costs for such batteries for the fiscal quarter of SPS in which the Company’s purchase takes place. On May 25, 2010, the license agreement was amended to reflect Sky Power’s territory would only be the United States and US possessions and territories and we can license to other companies in other parts of the world. The Company issued a license to a firm for the rights in Canada in 2010.

Under the terms of the license agreement, SPS has agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the Licensed Products. To date, SPS has not met the minimum requirements in the development of technology, and therefore, is not in compliance with its obligations under this covenant of the license agreement.  The Company has advised SPS  that it will not give notice of default against them for their failure to comply with this covenant over the term of the License Agreement.

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

Under the license agreement, LEVC has agreed to pay the Company $1 million in the form of cash, of which we have received $666,666 and the remaining balance of $333,334 is now delinquent. The $1 million represents the initial two years of license fee payments.  LEVC is obligated to pay $500,000 per year over the life of the agreement.  In addition, LEVC agreed to pay the Company $1,750,000 as additional value of the license determined by an independent third party, which payment was made by issuance to the Company of a 10% Secured Promissory Note in the principal amount of $1,750,000.

On June 2, 2011, we received $25,000 from LEVC to be applied to the balance for the initial licensing fees.

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

On October 27, 2010, the Company received $2.5 million as an award from Automotive X-Prize (see Note 14) and during the previous fiscal year, entered into a ten year license agreement with LEVC expanding the Company's products and technology in Canada.  The Company expects the funds received from Automotive X-Prize, LEVC, additional advances received from Frontline Asset Management, Inc. (“Frontline) and the expected revenue from operations to be sufficient to cover operations over the next twelve months.

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

Note 2.  Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.  There were no significant changes to these accounting policies during the nine months ended April 30, 2011, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Note 3.  Fair Value Measurements

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

As of April 30, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended April 30, 2011 and 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of April 30, 2011 and July 31, 2010.

		Assets at Fair Value as of April 30, 2011 and July 31, 2010 Using
		Quoted Prices in Activated Markets for Identical Asssets	Significant Other Observable Inputs	Significant Observable Inputs
	Total	(Level 1)	(Level 2)	(Level 2)
April 30, 2011
Cash and Cash Equivalents	$335	$335	$-	$-

July 31, 2010
Cash and Cash Equivalents	$2,113	$2,113	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments within the scope of the fair value disclosure requirements as of April 30, 2011.

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

Note 4. Notes Receivable

During the nine months ended April 30, 2011, the Company advanced Sky Power Solutions Corp. (“SPS”) $176,959 of which $168,849  was repaid ($74,000 in the form of cash and $94,849 in  reimbursement for a leased employee).  A reserve of  $8,110 has been recorded to bad debt expense and is included in general and administrative expenses for the nine months ended April 30, 2011.  During the year ended July 31, 2010 the Company advanced SPS $1,282,988, of which $441,781 was repaid and the net amount was reserved as an allowance for doubtful accounts . As of April 30, 2011 and July 31, 2010, an allowance for doubtful accounts in the amount of $849,317 and $841,207, respectively, was recorded against the note receivable, reducing the amount to $0.

On November 26, 2010, LEVC issued the Company a Secured Promissory Note (“LEVC Note”) in the amount of $1,750,000 in accordance with the license agreement.  The LEVC Note bears interest at ten (10%) percent per annum on the outstanding amount of the loan and shall accrue for the first twelve months during which the outstanding amount, or any portion thereof is outstanding. Commencing for the first month following the first year and for all subsequent months during which any portion of the amount is outstanding, LEVC shall make monthly interest payments in arrears on the first day of the month following the month for which the interest payment is made on the outstanding amount of the LEVC Note, including any accrued unpaid interest thereon. The outstanding amount and any accrued but unpaid interest thereon, shall be repaid in full by LEVC within sixty (60) days of receiving written demand for repayment by the Company. LEVC shall have the right to repay the LEVC Note in whole or in part, at any time without notice, bonus or penalty.    The LEVC Note is secured by LEVC’s (1) inventory; (2) equipment, other than inventory; (3) receivables; and (4) all other property, including leasehold interests, chattel paper, documents of title, securities, instruments, money and intangibles.  In addition, the LEVC Note includes a conversion right in which the Company can convert the LEVC Note if LEVC should begin trading on the TSX Venture Exchange.  The conversion clause stipulates that the LEVC Note will be converted at a price the greater of  fifteen cents ($0.15) per share or ninety percent (90%) of the average ten (10) day trading price and if the conversion of the LEVC Note results in a fractional share, LEVC shall, in lieu of issuing such fractional share, pay to the Company an amount equal to the conversion value of the fractional share.

The Company recognized interest income of $74,315 in accordance to the terms of the LEVC Note for the nine months ended April 30, 2011 , all of which is included in notes receivable as of April 30, 2011.

Note 5. Inventories

Inventories consist of the following:

	April 30,	July 31,
	2011	2010
Raw Materials	$1,213	$-
Work in Process	354,552	-
Finished Goods	35,000	35,000
	$390,765	$35,000

Finished goods as of April 30, 2011 and July 31, 2010, are related to the Company’s planned sales of electric powered vehicles.

Note 6. Property and Equipment

Property and equipment consist of:

	April 30,	July 31,
	2011	2010
Building and Improvements	$1,287,001	$1,287,001
Equipment and Furniture and Fixtures	328,662	198,781
Vehicles	98,829	66,429
Software Costs	28,913	28,913
Land	700,000	700,000
	2,443,405	2,281,124

Less Accumulated Depreciation	(433,877)	(361,443)
Net Property and Equipment	$2,009,528	$1,919,681

Depreciation expense for the three months ended April 30, 2011 and 2010, was $12,010 and $19,491, respectively. Depreciation expense for the nine months ended April 30, 2011 and 2010, was $50,857 and $61,389, respectively, and  is included in general and administrative expenses on the Company’s consolidated statement of operations.

Note 7. Other Current Assets

	April 30,	July 31,
	2011	2010

Retainers	$880	$7,500
Deferred Warranty Asset	8,576	25,594
Prepaid Expenses	81,548	17,906

Total	$91,004	$51,000

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at April 30, 2011 and July 31, 2010 consisted of:

	April 30,	July 31,
	2011	2010

Accounts Payable	$728,096	$599,518
Accounts Payable - Related Parties	16,383	63,325
Wages, Paid Leave and Payroll Related Taxes	168,346	407,884
Accrued Interest	12,066	114,619
Other	61,410	111,388

Total	$986,301	$1,296,734

Note 9. Long-Term Debt

Long-term debt consists of:
	April 30,	July 31,
	2011	2010
5% Note payable to Bayview Loan Servicing, LLC, payable in monthly installments of $5,349 including interest, collateralized by real property due in full on or before March 2038 (1)	$945,505	$953,437

10% Note payable to Starglow Asset, Inc. (formerly Crystal Capital Ventures, Inc.) paid in full (2)	-	3,000,000

9.367% Note payable to Allegiance Direct Bank, payable in monthly installments of approximately $1000, due in full on February 28, 2012 (3)	8,074	5,000

12% Note payable to Frontline Asset Management, payable in monthly installments of interest only, due in full on March 1, 2012 (4)	22,765	1,235,404

10% Note payable to Winsor Capital Inc. paid in full (5)	-	771,659

48.956% Note payable to Amicus Funding Group, LLC, payable in monthly installments of approximately $467, collateralized by real property due in full on September 1, 2013 (6)	7,850	-

26.85% Note payable to Treger Financial, payable in monthly installments of approximately $2,000, collateralized by real property due in full on June 1, 2012 (7)	24,123	-

	1,008,317	5,965,500
Less Current Portion	(73,983)	(22,444)
	$934,334	$5,943,056

Principal maturities for long-term debt are as follows for the third quarters ended April 30:

2011	$73,983
2012	25,049
2013	20,547
2014	19,435
2015	20,448
Thereafter	848,855
$1,008,317

(1) In November 2007, the Company refinanced a loan on its North Carolina building. The loan is with Bayview Loan Servicing, LLC. Effective March 31, 2010, the Company entered into a stipulation agreement with Bayview Loan Servicing, LLC that reduced the current monthly payment to $7,150, including principal, interest, property taxes, and insurance. In 2013, Bayview Loan Servicing LLC may increase the interest rate at that time.  The loan matures on March 31, 2038.  Effective April 1, 2012, the interest rate adjusts to Prime plus 4.875%. Interest rate changes are limited to 2% increase or decrease in any annual adjustments.  During the nine months ended April 30, 2011 and 2010, the Company repaid $7,932 and $17,230, respectively. Interest expense for the three months ended April 30, 2011 and 2010, for Bayview Loan Servicing, LLC was $12,005 and $34,624, respectively. Interest expense for the nine months ended April 30, 2011 and 2010, for Bayview Loan Servicing, LLC was $32,127 and $87,014, respectively.

 (2) On May 5, 2008, the Company entered into a loan agreement with Crystal Capital Ventures Inc. and on October 1, 2010, the loan was assigned to Starglow Asset, Inc. (“Starglow”).  The loan agreement provided for loans to the Company of up to $3,000,000, with a minimum initial loan of $500,000 taking place on May 19, 2008. The loan bore an interest payable monthly in arrears at the rate of 10% per annum, and initially matured  on May 4, 2012. The loan under the loan agreement was secured by shares of the Company’s common stock held by Starglow. The Company was required to issue shares as collateral at the rate of two and one half shares of the Company’s common stock for each dollar principal amount of the loan advanced to the Company.  Following disbursement of the first $1,000,000 of funds pursuant to the loan agreement, on May 27, 2008, the Company issued 2,500,000 shares of common stock as collateral. After the 1:3 reverse stock split in February 2009 the Company issued an additional 5,000,000 shares to make their shares held as collateral total 7,500,000. Pursuant to the anti-dilution provisions in the loan agreement with the 1:2 reverse stock split of February 1, 2010, the Company issued 3,749,999 shares to again hold 7,500,000 post reverse stock split shares.  In connection with the Company's 20% stock dividend, the Company issued an additional 1,500,000 common shares to be held as collateral.

On April 19, 2011, Starglow converted the entire $3,000,000 outstanding loan amount for the 7,500,000 collateralized shares and the Company issued a Stock Purchase Warrant (“Starglow Warrant”) which entitles Starglow, for a three-year period, to purchase at a purchase price of $.001 per share, on a one time basis and only following the effectiveness of the first reverse split of the Company’s common stock following the issuance of the Starglow Warrant, such number of shares of common stock as is equal to the difference between 7,500,000 and the number of shares into which such 7,500,000 shares were changed in such first reverse split, the effect of the Starglow Warrant being to protect Starglow from any dilution to its 7,500,000 share holding resulting from such first reverse split.

Interest expense for the three months ended April 30, 2011 and 2010, was $57,534 and $79,978, respectively. Interest expense to for the nine months ended April 30, 2011 and 2010, was $208,767 and $236,063, respectively.

(3) On February 28, 2011 the Company financed a liability policy (workman’s compensation) with Allegiance Direct Bank for the period February 28, 2011 to February 28, 2012 for $13,351. The Company was required to make a down payment of $3,351 in February 2011 and monthly payments including interest of 9.4%. During the nine months ended April 30, 2011 and 2010, the Company repaid $6,926 and $7,231, respectively. Interest expense for the three months ended April 30, 2011 and 2010, paid to Allegiance Direct Bank is $231 and $256, respectively. Interest expense for the nine months ended April 30, 2011 and 2010, paid to Allegiance Direct Bank is $492 and $408, respectively.

(4) On February 26, 2010, the Company entered into a loan agreement with Frontline. The loan provides for payments to the Company of $2,000,000 with interest at a fixed annual rate of 12%. On May 1, 2010, an Addendum to the original Promissory Note, dated February 26, 2010, was entered into which amended the term of the note to  provide for interest only payments, due on the last day of every month until maturity date March 30, 2011 when all principal and accrued interest shall be due and payable.  On April 11, 2011, Frontline assigned $850,279 of its debt to Winsor Capital, Inc. (“Winsor”). On April 19, 2011 Frontline partially assigned $437,309 to Kisumu S.A. (“Kisumu”) and Kisumu immediately converted the assigned note for 1,041,212 shares of Common Stock at a strike price of $0.42 per share.  On April 19, 2011 Frontline assigned $420,000 to Eurolink Corporation (“Eurolink”) and Eurolink immediately converted the assigned note for 1,000,000 shares of Common Stock at a strike price of $0.42 per share.

During the nine months ended April 30, 2011 and 2010, the Company received advances totaling $1,576,618 and $866,060, respectively; and made payments of $1,081,669 and $0, respectively.  Interest expense for the three months ended April 30, 2011 and 2010, was $14,883 and $5,929, respectively . Interest expense for the nine months ended April 30, 2011 and 2010, was $94,746 and $5,929, respectively.

(5) On April 15, 2010 the Company entered into a loan agreement for $2,000,000 with Winsor. The loan provided for payments of up to $2,000,000 to the Company with an initial installment of $250,000 and additional installments of up to $1,750,000 with a 10% interest rate. The entire loan amount was secured by 12,000,000 shares of the Company common stock. Each loan installment matured in three years from issuance of the installment. The loan had an anti-dilution clause for the stock issued as collateral. Stock is issued and delivered proportionately to the delivery of funds.  The loan was fully funded during the third quarter ending April 30, 2011 with (1) cash advances of $250,000; (2) debt assignment from Frontline of $850,279; (3) accrued interest of $33,534; and (4) $97,528 in cash advance fees.

On April 19, 2011, Winsor converted the entire $2,000,000 outstanding loan amount for the 10,000,000 collateralized shares and the Company issued a Stock Purchase Warrant (“Winsor Warrant”) which entitles Winsor, for a three-year period, to purchase at a purchase price of $.001 per share, on a one time basis and only following the effectiveness of the first reverse split of the Company’s common stock following the issuance of the Winsor Warrant , such number of shares of common stock as is equal to the difference between 10,000,000 and the number of shares into which such 10,000,000 shares were changed in such first reverse split, the effect being to protect Winsor from any dilution to its 10,000,000 share holding resulting from such first reverse split.

Interest expense for the three months ended April 30, 2011 and 2010, was $17,637 and $4,399, respectively.  Interest expense for the nine months ended April 30, 2011 and 2010, was $56,537 and $4,399 respectively.

(6) On March 11, 2011, the Company financed $7,992 for office equipment with Amicus Funding Group, LLC (“Amicus”) and monthly payments including interest of 48.956% are approximately $477.  During the nine months ended April 30, 2011 and 2010, the Company repaid $141 and $0, respectively. Interest expense for the three months ended April 30, 2011 and 2010, was $326 and $0, respectively. Interest expense for the nine months ended April 30, 2011 and 2010, was $326 and $0, respectively.

6) On February 1, 2011, the Company financed $29,750 for production equipment with Treger Financial (“Treger”) and monthly payments including interest of 26.85% are approximately $2,000.  During the nine months ended April 30, 2011 and 2010, the Company repaid $5,627 and $0, respectively. Interest expense for the three months ended April 30, 2011 and 2010, was $2,477 and $0, respectively. Interest expense for the nine months ended April 30, 2011 and 2010, was $2,477 and $0, respectively.

Note 10. Stockholders’ Equity

On February 1, 2010, the Company effected a 1:2 reverse stock split. Pursuant to the anti-dilution provisions in the Starglow Asset, Inc. loan agreement the Company issued 3,749,999 shares in order for them to continue to hold 7,500,000 post reverse stock split shares. Concurrent with the 1:2 reverse stock split the authorized shares were also reduced from 50,000,000 to 25,000,000 shares. By shareholder approval on May 17, 2010 the authorized shares of common stock were increased from 25,000,000 to 100,000,000.

On April 19, 2011 Frontline partially assigned $437,309 to Kisumu S.A. (“Kisumu”) and Kisumu immediately converted the assigned note for 1,041,212 shares of Common Stock at a strike price of $0.42 per share.  On April 19, 2011 Frontline assigned $420,000 to Eurolink Corporation (“Eurolink”) and Eurolink immediately converted the assigned note for 1,000,000 shares of Common Stock at a strike price of $0.42 per share.

On April 19, 2011, Starglow converted the entire $3,000,000 outstanding loan amount for the 7,500,000 collateralized shares.

On April 19, 2011, Winsor converted the entire $2,000,000 outstanding loan amount for the 10,000,000 collateralized shares.

Note 11. Net Earnings (Loss) Per Common Share

Earnings (Loss) per share is computed based on the weighted average number of shares outstanding during the year. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares during the specified periods.

The following table sets forth the reconciliation of the basic and diluted net earnings (loss) per common share computations for the nine months ended April 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Basic and Diluted EPS:
Net Earnings Loss) Ascribed to Common Shareholders - Basic and Diluted	$(53,957)	$(542,476)	$522,544	$(2,067,078)
Weighted Average Shares Outstanding - Basic and Diluted	30,299,586	13,670,385	30,129,548	11,725,331

Basic and Diluted Net Earnings (Loss) Per Common Share	$(0.00)	$(0.04)	$0.02	$(0.18)

The amounts previously reported for three months and nine months ended April 30, 2010, were as follows:

	Three Months Ended	Nine Months Ended
	April 30, 2010	April 30, 2010
Basic and Diluted Loss Per Common Share	$(0.04)	$(0.18)

Weighted Average Number of Shares Outstanding -Basic and Diluted	13,670,385	11,725,331

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

Stock Option Plan

As of April 30, 2011, there are no shares of common stock remaining and available for issuance under the stock option plans.

Note 13. Income Taxes

The Company adopted the provisions of ASC 740, “Income Taxes” (“ASC 74”) on August 1, 2007. The implementation of ASC 740 did not impact the total amount of the Company’s liabilities for uncertain tax position.

The Company recorded no provisions for income taxes for the nine months ended April 30, 2011 and 2010.

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

Effective April 16, 2008, SPS agreed to lease approximately 5,000 square feet of space in the Company’s North Carolina facility at a rental rate of $2,894 per month and the monthly rental to be escalated five (5%) percent annually beginning April 16, 2009.  The leased space is suitable for, and utilized by SPS for, SPS’s developmental and manufacturing operations for licensed products pursuant to the License Agreement. The leased space is leased on a month-to-month basis at a current monthly rental of $2,894. Although the lease was signed, the space is only 80% completed as of April 30, 2011. The Company also entered into a month to month lease agreement for $750 with SPS for renting offices in the Company’s Las Vegas corporate office.

Total rental income for the three months ended April 30, 2011 and 2010 was $10,656 and $10,125, respectively. Total rental income for the nine months ended April 30, 2011 and 2010 was $31,694 and $30,375,  respectively.

License Agreement

Effective May 28, 2010 the Company entered into a 10 year license agreement with Lithium Electric Vehicle Corp. (“LEVC”) providing for the Company to license to LEVC certain of the Company’s patent applications and technologies for electric vehicles and other applications. The purpose of the licensee is to expand sales of the Company’s current line of products by the manufacture and sale of such products in Canada, which is LEVC’s exclusive territory under the license agreement. LEVC agreed to pay the Company $1 million over the initial two year term with the option to extend the agreement on an annual basis for an additional $500,000 per year.  The revenue earned from the license agreement is amortized over the two year period, and for the three months ended January 31, 2010 the Company recognized income of $125,000 and for the nine months ended April 30, 2011, recognized income of $250,000  with $333,334 being deferred.

In connection with the license agreement, LEVC agreed to pay the Company a royalty on each and every licensed product sold or distributed by LEVC.  The royalty is due within ten days of each calendar quarter. In addition, LEVC agreed to pay the Company $1,000,000 in the form of cash, of which we have received $666,666 and the remaining balance of $333,334 is now delinquent; and $1,750,000 in the form of a note receivable was issued during the three months ended April 30, 2011, in the form of a Secured Promissory Note. The LEVC Note bears an interest at the rate of ten (10%) percent per annum on the outstanding amount of the loan and shall accrue for the first twelve months during which the outstanding amount, or any portion thereof is outstanding. Commencing for the first month following the first year and for all subsequent months during which any portion of the amount is outstanding, shall make monthly interest payments in arrears on the first day of the month following the month for which the interest payment is made on the outstanding amount of the LEVC Note, including any accrued unpaid interest thereon. The outstanding amount and any accrued but unpaid interest thereon, shall be repaid in full by LEVC within sixty (60) days of receiving written demand for repayment by the Company. The LEVC shall have the right to repay the LEVC Note in whole or in part, at any time without notice, bonus or penalty.

 Surety Bond

The Company renewed the manufacturing license with the North Carolina Department of Motor Vehicles. This license requires a surety bond of $50,000 for three years which the Company acquired from Kaercher Campbell & Associates and is effective through February 18, 2012. The Company is licensed as a motor vehicle dealer to engage in the business of selling motor vehicles by the State of North Carolina DMV.  The Company's license is effective through March 31, 2012.

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

Tallman Hudders & Sorrentino has obtained a judgment in Lehigh County, Pennsylvania, on behalf of their client Javad Hajihadian, an individual.  Mr. Hajihadian had ordered and paid for, the first super car to be produced by Li-ion Motors in November 2008. The car was in the design stage when it was ordered.  Mr. Hajihadian’s attorney subsequently contacted  the Company to cancel his contract and have his payment refunded. The parties had reached a settlement agreement and the payment was being refunded with interest. The settlement agreement was for $102,500 and stipulated monthly payments of $10,250 commencing in July 2010.  Payments were made through November 2010, totaling $51,250, leaving a balance of five payments or $51,250 still due; which is reflected on the Company’s balance sheet under current liabilities. The Company became delinquent and Mr. Hajihadian proceeded with litigation and on February 4, 2011, a judgment was issued in his favor for $51,750.

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

Note 16. Forgiveness of Debt

During the nine months ended April 30, 2011, management of the Company reviewed the outstanding accounts payable and determined that the liability was overstated due to the payables no longer existing from prior years.  A credit of $111,321 has been reflected on the Company’s Consolidated Statement of Operations under other income.

Note 17. Subsequent Events

On June 1, 2011, the Company  entered into a loan adjustment agreement with Bayview Loan Servicing, LLC which decreased the current monthly payment from $7,150 to $6,930, including principal, interest, property taxes, and insurance. We were required to pay $7,000 for unpaid installments payments and the remaining balance of $9,043 of interest, fees and costs were added to the principal balance.  The new principal loan amount is $953,316 and bears an interest rate of 5% per annum.  On June 1, 2013, the interest rate will adjust according to the terms of the note (limited to 2% increase or decrease in any annual adjustments or Prime plus 4.875%.) and cannot exceed 8%.

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

Results of Operations for the Three and Nine months Ended April 30, 2011

Electric Vehicle Operations

Sales of our electric powered vehicles for the three months ended April 30, 2011 and 2010,  were $0 and $340,969, respectively. Sales of our electric powered vehicles for the nine months ended April 30, 2011 and 2010,  were $0 and $465,249, respectively.

We convert and manufacture vehicles in our developmental facility in Mooresville, North Carolina. Our teams of highly qualified engineers oversee electrical and mechanical staff.  This 40,000 square foot facility has office space,  room for manufacturing, conversions, storage and a battery lab that is leased to Sky Power Solutions Corp. (previously Superlattice Power, Inc.) (“Sky Power”), with the potential for future growth, enabling us to work on many projects and vehicles concurrently.

With the licenses of our lithium battery and electric vehicle technology described below, we are concentrating on sales of our vehicles.  We initiated several nationwide newspaper advertising campaigns which  generated some orders for our vehicles, and we are also seeing as a result a significant increase in inquiries about our electric vehicle products.

We entered into a License Agreement (“Sky Power License Agreement”) with Sky Power in April 2008, providing for our license to Sky Power of our patent applications and technologies for rechargeable lithium ion batteries for hybrid vehicles and other applications (“Licensed Products”).  Under the Sky Power License Agreement, we have the right to purchase our requirements of lithium ion batteries from Sky Power, and our requirements of lithium ion batteries shall be supplied by Sky Power in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of Sky Power. Our cost for lithium ion batteries purchased from Sky Power shall be Sky Power’s actual manufacturing costs for such batteries for the fiscal quarter of Sky Power in which our purchase takes place. On May 25, 2010, the Sky Power License Agreement was amended to reflect Sky Power’s territory would be the United States, U.S. possessions and territories only, and the Company can license other companies in other parts of the world.

Sky Power agreed to invest a minimum of $1,500,000 in 2008 and 2009 in development of the technology for the Licensed Products. In the initial year under the License Agreement, Sky Power invested $264,043 in the development of technology, and therefore is not in compliance with its obligations under this covenant of the Sky Power License Agreement. We have advised Sky Power, that we will not give notice of default against Sky Power for its failure to comply with this covenant for the term of the License Agreement.

On May 25, 2010, the Sky Power License Agreement was amended to limiting the license granted to Sky Power to only the United States, permitting Li-ion to grant other licenses to companies in other parts of the world.

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

Under the LEVC License Agreement, LEVC has agreed, in consideration of the grant of the license, to pay us $1,000,000, of which $666,666 has been paid, with the remaining $333,334 now delinquent, plus an amount equal to the independent valuation of the license under the LEVC License Agreement, less the $1,000,000 payment.  The payment of the excess of the valuation amount over the $1,000,000 payment would be made by way of a convertible debenture or other securities for which we received a Secured Promissory Note  (“LEVC Note”) for $1,750,000 which bears an interest rate of 10% per annum. Additionally, LEVC, as licensee, would pay an annual fee of $500,000, commencing on the second anniversary of the date of the LEVC License Agreement, and a royalty as determined in the independent valuation report. The initial term of the license is ten years.

Cost of Sales

Cost of sales as a percentage of net sales for the three months ended April 30, 2011 was 29% compared to approximately 47% during the same period in 2010.   The cost of sales for the third quarter represents the cost of sales on parts as there were no vehicle sales during the three months ended April 30, 2011.

Cost of sales as a percentage of net sales for the nine months ended April 30, 2011 was 265% compared to approximately 69% during the same period in 2010.   The cost of sales for 2011 represents the cost of sales on parts as there were no vehicle sales during the nine months ended April 30, 2011.

General and Administrative Expenses

General and administrative (“SG&A”) expenses increased to $420,563 for the three months ended April 30, 2011, as compared to $275,731 during the same period in 2010. The increase was attributable to additional expenditures in: (1) financing related expenses of $94,754;  (2) advertising and promotional expenses of $37,317; (3) vehicle warranty expense of $16,775;(4)  penalties of $15,000; and (5)  travel expenses of $13,252.  These expenses were partially offset by a reduction in: (a) professional fees of $16,018; (b) payroll related expenses of $12,961; and (c) other various expenses of $3,290.

SG&A expenses increased to $1,302,933 for the nine months ended April 30, 2011, as compared to $1,022,295 during the same period in 2010. The increase was attributable to:  (1) advertising and promotional expenses of $326,803; (2) financing related expenses of $80,140;  (3) travel of $42,337; and (4) other various expenditures of $41,650.  The increase in expenditures was offset with reduction in (a) professional fees of $105, (b) payroll related expenses of $83,627 ; and (c) insurance expense of $20,767.

Of all SG&A expenses the Company incurred during the first three quarters of 2011, the majority were charges that are expected to be recurring.

Research and Development Expenses

No set amount has been set aside for research and development (“R&D”), however, all projects and purchases require approval prior to  initiation. Salaries, payroll taxes, and benefits expensed to R&D for the three months ended April 30, 2011 and April 30, 2010, amounted to $227,922 and $208,501, respectively. Parts and supplies expensed to R&D was $10,369 and $179,212 for the three months ended April 30, 2011 and 2010, respectively. Shipping charges, battery management systems, and motor development costs were a credit of $623 and $12,719, for the three months ended April 30, 2011 and 2010, respectively. Costs associated with building two prototypes of our electric powered vehicles during the third quarter 2011 were reclassed to the Company’s inventory for vehicles currently in production created a credit of $319,380 to R&D.

Salaries, payroll taxes, and benefits expensed to R&D for the nine months ended April 30, 2011 and April 30, 2010, amounted to $870,788 and $977,014, respectively. Parts and supplies expensed to R&D was $29,328 and $56,053 for the nine months ended April 30, 2011 and 2010, respectively. Shipping charges, battery management systems, and motor development costs were $47,377 and $24,139, for the nine months ended April 30, 2011 and 2010, respectively.

We expect that research and development expenses will continue to remain substantial and grow as we aggressively move to bring products to market

Interest Expense

Interest expense decreased to $105,490 for the three months ended April 30, 2011 as compared to $125,704 for 2010.  For the nine months ended April 30, 2011 interest expense increased to $408,226 as compared to $295,423  for the nine months ended April 30, 2010.  The increase was due to additional  issuance of debt. Interest expense consists primarily of interest related to borrowings.

Other Income

Effective April 16, 2008, Sky Power agreed to lease approximately 5,000 square feet of space (“Leased Space”) in our North Carolina facility, such Leased Space to be suitable for, and utilized by Sky Power for, Sky Power’s developmental and manufacturing operations for Licensed Products pursuant to the License Agreement.  The Leased Space is leased on a month-to-month basis at a monthly rental of $2,894 the monthly rental to be escalated five (5%) percent annually.

Other income for the three months ended April 30, 2011 consists of: (1) accounting fees and rental income from Sky Power for $18,156; (2) interest income from the LEVC Note of $74,315; (3) revenue earned from the license agreement with LEVC of $285,417; (4) recognition of fixed assets of $10,656; and (5) recycling of  scrap metal for $15; and (6) $386 for foreign exchange transactional expense.  Other income for the three months ended April 30, 2010 consisted of accounting fees and rental income from Sky Power of $17,625 and forgiveness of debt of $52,416 .

Other income for the nine months ended April 30, 2011 consists of (1) accounting fees and rental income from Sky Power for $54,194; (2) interest income from the LEVC Note of $74,315; (3) revenue earned from the license agreement with LEVC of $535,417; (4) receipt of net proceeds of  $2,425,272 from XPrize; (4) forgiveness of debt of $111,321; (5) recognition of fixed assets of $10,656; and (6) recycling of  scrap metal for $630 .  Other income was reduced by $19,882 for foreign exchange transactional expense. Other income for the nine months ended April 30, 2010 consisted of accounting fees and rental income from Sky Power of $52,875 and forgiveness of debt of $105,209.

Net Earnings (Loss)

Net loss attributable to common stockholders for the three months ended April 30, 2011 was $53,957 compared to $542,476 for the previous fiscal year. Basic and diluted loss attributable to common stockholders per share of common stock for the three months ended April 30, 2011 was $0.00 as compared to $0.04 for the previous fiscal year.

Net earnings attributable to common stockholders for the nine months ended April 30, 2011 was $522,544 compared to a net loss of $2,067,078 for the previous fiscal year. Basic and diluted gain attributable to common stockholders per share of common stock for the nine months ended April 30, 2011 was $0.02 as compared to a loss of $0.18 for the previous fiscal year.

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

At April 30, 2011, we had liabilities of $3,894,722, as compared with $7,960,959 at July 31, 2010; and working capital of $761,077 and a stockholders’ equity of $460,8113.

Our property, plant and equipment increased to $2,009,528 at April 30, 2011, as compared with $1,919,681 at July 31, 2010.

Net cash provided by operating activities was $1,071,358 during the nine months ended April 30, 2011, as compared with $776,143 used in 2010, and cash used in investing activities during the nine months ended April 30, 2011, was $140,704, as compared to $6,716 during the same period in 2010.

On May 5, 2008, the Company entered into a loan agreement with Crystal Capital Ventures Inc. and on October 1, 2010, the loan was assigned to Starglow Asset, Inc. (“Starglow”). The loan agreement provided for loans to the Company of up to $3,000,000, with a minimum initial loan of $500,000 taking place on May 19, 2008. The loan bore an interest payable monthly in arrears at the rate of 10% per annum, and initially matured on May 4, 2012. The loan under the loan agreement was secured by shares of the Company’s common stock held by Starglow. The Company was required to issue shares as collateral at the rate of two and one half shares of the Company’s common stock for each dollar principal amount of the loan advanced to the Company. Following disbursement of the first $1,000,000 of funds pursuant to the loan agreement, on May 27, 2008, the Company issued 2,500,000 shares of common stock as collateral. After the 1:3 reverse stock split in February 2009 the Company issued an additional 5,000,000 shares to make their shares held as collateral total 7,500,000. Pursuant to the anti-dilution provisions in the loan agreement with the 1:2 reverse stock split of February 1, 2010, the Company issued 3,749,999 shares to again increase their holdings to 7,500,000 post reverse stock split shares. In connection with the Company's 20% stock dividend, the Company issued an additional 1,500,000 common shares to be held as collateral.

On April 19, 2011, Starglow converted the entire $3,000,000 outstanding loan amount for the 7,500,000 collateralized shares and the Company issued a Stock Purchase Warrant (“Starglow Warrant”) which entitles Starglow, for a three-year period, to purchase at a purchase price of $.001 per share, on a one time basis and only following the effectiveness of the first reverse split of the Company’s common stock following the issuance of the Starglow Warrant , such number of shares of common stock as is equal to the difference between 7,500,000 and the number of shares into which such 7,500,000 shares were changed in such first reverse split, the effect of the Starglow Warrant being to protect Starglow from any dilution to its 7,500,000 share holding resulting from such first reverse split.

On February 26, 2010, the Company entered into a loan agreement with Frontline. The loan provides for payments to the Company of $2,000,000 with interest at a fixed annual rate of 12%. On May 1, 2010, an Addendum to the original Promissory Note, dated February 26, 2010, was entered into which amended the term of the note to provide for interest only payments, due on the last day of every month until maturity date March 30, 2011 when all principal and accrued interest shall be due and payable. On April 11, 2011, Frontline assigned $850,279 of its debt to Winsor Capital, Inc. (“Winsor”). On April 19, 2011 Frontline partially assigned $437,309 to Kisumu S.A. (“Kisumu”) and Kisumu immediately converted the assigned note for 1,041,212 shares of Common Stock at a strike price of $0.42 per share. On April 19, 2011 Frontline assigned $420,000 to Eurolink Corporation (“Eurolink”) and Eurolink immediately converted the assigned note for 1,000,000 shares of Common Stock at a strike price of $0.42 per share.

On April 15, 2010 the Company entered into a loan agreement for $2,000,000 with Winsor. The loan provided for payments of up to $2,000,000 to the Company with an initial installment of $250,000 and additional installments of up to $1,750,000 with a 10% interest rate. The entire loan amount was secured by 12,000,000 shares of the Company common stock. Each loan installment matured in three years from issuance of the installment. The loan had an anti-dilution clause for the stock issued as collateral. Stock is issued and delivered proportionately to the delivery of funds. The loan was fully funded during the third quarter ending April 30, 2011 with (1) cash advances of $250,000; (2) debt assignment from Frontline of $850,279; (3) accrued interest of $33,534; and (4) $97,528 in cash advance fees.

On April 19, 2011, Winsor converted the entire $2,000,000 outstanding loan amount for the 10,000,000 collateralized shares and the Company issued a Stock Purchase Warrant (“Winsor Warrant”) which entitles Winsor, for a three-year period, to purchase at a purchase price of $.001 per share, on a one time basis and only following the effectiveness of the first reverse split of the Company’s common stock following the issuance of the Winsor Warrant , such number of shares of common stock as is equal to the difference between 10,000,000 and the number of shares into which such 10,000,000 shares were changed in such first reverse split, the effect being to protect Winsor from any dilution to its 10,000,000 share holding resulting from such first reverse split.

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

 Critical Accounting Issues

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010. There were no significant changes to these accounting policies during the nine months ended April 30, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Internal Revenue Service
Internal Revenue Service served the Company with a tax lien dated March 3, 2010 in the total amount of $251,928. Third quarter 2009 taxes are approximately $117,000, which are included in total due. The Company has been served with an additional tax lien dated January 19, 2011, in the amount of $2,924.78. We are working toward a payment arrangement with the IRS.

Javad Hajihadian
Tallman Hudders & Sorrentino has obtained a judgment in Lehigh County, Pennsylvania, on behalf of their client Javad Hajihadian, an individual. Mr. Hajihadian had ordered and paid for, the first super car to be produced by Li-ion Motors in November 2008. The car was in the design stage when it was ordered,. Mr. Hajihadian’s attorney subsequently contacted the Company to cancel his contract and have his payment refunded. The parties had reached a settlement agreement and the payment was being refunded with interest. The settlement agreement was for $102,500 and stipulated monthly payments of $10,250 commencing in July 2010. Payments were made through November 2010, totaling $51,250, leaving a balance of five payments or $51,250 still due; which is reflected on the Company’s balance sheet under current liabilities. The Company became delinquent and Mr. Hajihadian proceeded with litigation and on February 4, 2011, a judgment was issued in his favor for $51,750.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

			Principal	Total Offering Price/
Date	Title and Amount(1)	Purchaser	Underwriter	Underwriting Discounts
April 19, 2011	Anti-dilution warrant to purchase an indeterminate number of shares of common stock.	Starglow Asset Inc.	NA	NA/NA

April 19, 2011	Anti-dilution warrant to purchase an indeterminate number of shares of common stock.	Winsor Capital Inc.	NA	NA/NA

(1) The issuances to investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D or Regulation S promulgated by the SEC under the Securities Act.

ITEM 6. Exhibits

10.38	Stock Purchase Warrant, dated April 19, 2011, issued to Starglow Asset, Inc., filed herewith.

10.39	Stock Purchase Warrant, dated April 19, 2011, issued to Winsor Capital Inc., filed herewith.

31	Certification of Chief Executive Officer and Principal Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Offier Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant ot Section 906 of the Sarbanes-Oxely Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EV INNOVATIONS, INC.

Date: June 14, 2011	By:	/s/ Stacey Fling
Stacey Fling
Chief Executive Officer and Principal Financial Officer