Form 10-K/A
period 2010-07-31
Li-ion Motors Corp.
filed 2011-08-12
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
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

EXPLANATORY NOTE

Li-ion Motors Corp. (referred to in this report as “we” or the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended July 31, 2010, filed November 2, 2010 (the “2010 Form 10-K”), as a result of the review by the Securities and Exchange Commission (the “Commission”) of the Company’s financial statements and other disclosures included in the 2010 Form 10-K.

This Amendment amends “Item 9A. Controls and Procedures.” included in the 2010 Form 10-K to reflect certain changes made in response to the Commission’s review, as well as to provide additional disclosures requested by the Commission in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 10. Directors, Executive Officers, and Corporate Governance”. The other items of the 2010 Form 10-K are being reproduced as part of this Amendment solely for the convenience of the reader and the content set forth therein is as of the original filing date of the 2010 Form 10-K, November 2, 2010. Any forward-looking statements included in this Amendment for the fiscal year ended July 31, 2010, represent management's view as of the original filing date of the 2010 Form 10-K.

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

The increase can be attributed to additional revenue from vehicle sales of $86,647 which was offset by a decrease in extended warranty income of $2,479 and online sales of obsolete inventory of $26,615.

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

Stacey Fling has been the President of A & S Holdings, Inc., since 2003, a real estate investment and development company located in Las Vegas, NV.  Prior to 2003, Ms. Fling managed the administrative offices of an environmental remediation and monitoring company with offices in San Diego, California, as well as in Las Vegas, Nevada. Ms. Fling was initally involved in the founding of the Company and has been involved in the management of a number of businesses. We believe that she contributes valuable management and negotiation skills to the management and operations of our Company.

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

10.33	Promissory Note payable to Frontline Asset Management, Inc.(Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.)

10.34
Amendment to Promissory Note, dated October 11, 2010, between the Company and Frontline Asset Management, Inc. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.)

10.35
Amendment, dated as of October 11, 2010, to License Agreement, dated as of May 28, 2010, by and between the Company and Lithium Electric Vehicle Corp. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.)

10.36
Amendment, dated as of October 12, 2010, to Loan Agreement, dated as of May 5, 2008, between the Company and Crystal Capital Investments. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.)

10.37
Amendment, dated May 25, 2010, to License Agreement, dated April 14, 2008, between the Company and Superlattice Power, Inc. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.)

SIGNATURES

In  accordance  with  Section 13 or 15(d) of the Exchange  Act,  the  registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

EV INNOVATIONS, INC.

Date: August 11, 2011	By:	/s/ Stacey Fling
Stacey Fling
Chief Executive Officer and Principal Financial Officer