Form 10-K/A
period 2010-07-31
Li-ion Motors Corp.
filed 2011-09-19
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2
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

EXPLANATORY NOTE

Li-ion Motors Corp. (referred to in this report as “we” or the “Company”) is filing this Amendment No. 2 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended July 31, 2010, filed November 2, 2010 (the “2010 Form 10-K”), solely to provide the Exhibit 31 and 32 certifications, which were omitted in the company’s filing of Amendment No. 1 to the 2010 Form 10-K, filed August 12, 2011.

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

EV INNOVATIONS, INC.

Date: September 15, 2011	By:	/s/ Stacey Fling
Stacey Fling
Chief Executive Officer and Principal Financial Officer