Form 10-K
period 2011-07-31
Li-ion Motors Corp.
filed 2011-11-15
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2011

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

Indicate by check mark whether the issuer:  (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 31, 2011, was  $9,092,403based on the average bid and asked prices on the OTC Bulletin Board on that date.

On October 28, 2011, there were 32,088,406 shares of common stock outstanding.

PART I

 NOTE REGARDING FORWARD LOOKING STATEMENTS
 CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
 OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2011, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1. Business

Company History

Li-ion Motors Corp. (“we, “us”, the “Company” or “Li-ion”) was incorporated under the laws of the State of Nevada in April 2000. The Company is currently pursuing the development and marketing of electric powered vehicles and products based on the advanced lithium battery technology it has developed.

Liquidity and Capital Resources

As of July 31, 2011, we had cash on hand of $5,118 and our liabilities totaled $4,292,604. For the year ended July 31, 2011, we reported net earnings from continuing operations of $118,921. On July 31, 2011, we had  a working capital surplus of $347,406 and stockholders' equity of $56,562.

On October 27, 2010, we received the $2,500,000 in funds for the X- Prize award.  We will need additional capital to continue development and marketing of our electric vehicles, particularly given the number of companies competing in this sector and the fact that many of the larger car manufacturers are developing and marketing electric and hybrid vehicles.

We had 52,088,406  shares of common stock issued and outstanding as of October 28, 2011. Our common stock is traded on the OTC Bulletin Board.

General

We are an early stage technology company. We are developing and marketing electric powered vehicles and products.

Our Electric Battery Pack and Vehicle Technology

We commenced marketing conversions of four-wheel vehicles in 2007 and 2008. Then in 2009, we began to design and manufacture new and innovative autos of our own design.

Our Mooresville facility consists of approximately 40,000 square feet of space. Currently we use approximately 20,000 square feet for conversion, production, manufacturing and design. We also have a battery lab that is leased to Sky Power Solutions Corp. (“Sky Power”) of approximately 5,000 square feet. The remaining square footage is used for offices and storage.

The Battery Technology We Use

In electric vehicles the battery pack performs the same function as the gas tank in a conventional vehicle: it stores energy needed to operate the vehicle. We use battery packs created in-house from Kokam cells in our converted vehicles. We anticipate using cells created by Sky Power in the  future.

License Agreements

We entered into a License Agreement (“Sky Power License Agreement”) with Sky Power in April 2008, providing for our license to Sky Power of our patent applications and technologies for rechargeable lithium ion batteries for electric vehicles and other applications (“Licensed Products”). Under the Sky Power License Agreement, we have the right to purchase our requirements of lithium ion batteries from Sky Power, and our requirements of lithium ion batteries shall be supplied by Sky Power in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of Sky Power. Our cost for lithium ion batteries purchased from Sky Power shall be Sky Power’s actual manufacturing costs for such batteries for the fiscal quarter of Sky Power in which our purchase takes place. On May 25, 2010, the Sky Power License Agreement was amended to reflect Sky Power’s territory would be the United States, U.S. possessions and territories only and the Company can license other companies in other parts of the world.

Sky Power agreed to invest a minimum of $1,500,000 in 2008 and 2009, in development of the technology for the Licensed Products. To date, Sky Power has not met the minimum requirements in the development of technology, and therefore, is not in compliance with its obligations under this covenant of the license agreement.  The Company has advised Sky Power that it will not give notice of default against them for their failure to comply with this covenant over the term of the License Agreement.

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

The license agreement provides for an annual fee of $500,000 for ten years and an additional $1,750,000 based on a valuation report prepared by an independent third party.  LEVC is required to pay $1 million of the license fee during year one for the initial two years and $500,000 each additional year.  The Company has received $732,666 from LEVC with a balance due of $267,334 as of July 31, 2011, which is now delinquent.  The Company has not reflected the amount due from LEVC but has recorded the amount received as deferred revenue and amortized the license fee income ratably over the period.  If LEVC does not pay the balance of the fee, the Company will record the receivable and establish a reserve for doubtful accounts.  The Company will continue to recognize license fee income ratably over the life of the agreement.

The Company is currently in discussions with LEVC regarding the delinquency.  LEVC is attempting to complete a public registration in Germany.  As part of the registration statement, LEVC is required to be current with the Company in connection with the annual license fees.  LEVC expects to make the delinquent payments to the Company prior to December 31, 2011.

The note of $1,750,000 has been reflected on the books of the Company and the fee is being amortized over the life of the ten-year agreement.

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

The Company has also designed and produced the Wave as a family car. The Wave will be available in both two and four door models. The Wave has been aerodynamically designed to reach speeds up to 80 miles per hour with acceleration from zero to sixty in twelve seconds. Both these innovative vehicles manufactured by us have no emissions.

Commercial Initiatives

On March 9, 2009 the State of North Carolina issued a manufacturing license to the Company, and we now are manufacturing our own original design vehicles with Vehicle Identification Number’s (“VIN”), while we continue to convert other vehicles.

We now offer our own Wave two and four door electric vehicles and the Inizio super cars to the US market. The Wave electric vehicle is targeted at the commuter environment, and the Inizio super sport car targets the high performance car market. We anticipate that the Inizio and Wave will be the front line vehicles for us.

We have signed a Space Act agreement with NASA and several of our electric vehicles are being driven daily by NASA at the Kennedy Space Center in Florida.

Competition

The discussion below identifies some of our principal competitors in the electric vehicle area, and is by no means a comprehensive discussion of the companies competing or planning to compete in this area.

Until recently, the market of all electric street-legal vehicles was small due to the technological complexities of producing competitively priced comparable cars. Historic production numbers in the 1990’s for Honda’s EV Plus were 340 units and Nissan’s Hypermini was 219 units. Toyota produced 1,500 RAV4 EVs and GM was able to lease 834 EV1’s. Advances in electric vehicle technology are allowing the industry to expand. Recent data indicates that Tesla sold over 700 electric vehicles through August 2009. The Norwegian company, THINK, created 1,160 machines and several of them are sold. According to a survey by Wintergreen Research Inc, 685 electric vehicles have been officially sold in the USA that are fully legal electric vehicles.

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

Fisker Automotive has received EPA certification for its Karma sedan, a hybrid electric and turbocharged gasoline engine, and has commenced sales of the vehicle.

General Motors’ Chevrolet division is developing its model named “Volt”, an electric car, with a scheduled launch in the 2011 model year. Scheduled for Spring 2012 Volt - electric vehicle has two sources of energy, an electric source–a battery–that allows you to drive gas–free for an EPA–estimated 35 miles, and also an onboard gas generator that produces electricity so you can go up to a total of 375 additional miles on a full tank of gas4. You can drive using only electricity or you can use electricity and gas.

Tesla Motors was founded in 2003. The TESLA Roadster is their first production car, capable of a range of 200 miles with a top speed of 135 mph. It began sales in early 2008.

The Nissan Leaf commenced sales in December 2010.

Employees

As of the date of this report, we have 23 employees, including our President and CEO, Stacey Fling, with her assistants and accounting staff at the corporate office in Las Vegas, Nevada.

Research and Development Expenditures

We incurred research and development expenditures of $1,318,267 in our fiscal year ended July 31, 2011, and $1,264,420  in our fiscal year ended July 31, 2010.

Patents and Trademarks

            We filed three  utility patents, (non-provisional);  each application claims the benefit of the provisional filing date of July 1, 2009.

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

We did not have revenues from our joint ventures or sales of our products. We have not signed any definitive joint venture agreements to commercialize any of our products. As of July 31, 2011, we had cash on hand of $5,118. At that same date our liabilities totaled $4,292,604. For the year ended July 31, 2011, we had net earnings from continuing operations of $118,921.  On July 31, 2011, we had  a working capital surplus of $347,406 and stockholders' equity of $56,562.

We expect that we will continue to have minimal earnings or incur operating losses in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in Las Vegas, Nevada . We lease approximately 1,900 square feet under a lease agreement which commenced in July 2011, and renews on an annual basis. The lease provides for an aggregate annual payment of $15,600. We believe our current facilities will generally be adequate for our needs for the foreseeable future. Our mailing address is 4894 Lone Mountain Rd., #168, Las Vegas, Nevada 89130, for which we pay $25 per month, on a month to month basis.

In May 2006, we purchased 40,000 square foot facility at 158 Rolling Hill in Mooresville, North Carolina. On May 27, 2011, the Company entered into a loan adjustment agreement with Bayview which decreased the monthly payments to $5,433, including interest. In 2013, Bayview may step up the interest rate at that time.

We believe our current facilities will generally be adequate for our needs for the foreseeable future.

Item 3. Legal Proceedings.

Other than as described below, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Caudle & Spears v. EV Innovations, Inc.

Caudle & Spears has obtained a default judgment against the Company in Meckenberg County, North Carolina, General Court, in the amount of $17,686. This law firm represented us in our litigation against Martin Koebler, a former employee, whom we successfully sued for return of Company property and other damages. The Company is in settlement negotiations with Caudle & Spears, since its judgment against Martin Koebler is still in the collection process. A payment agreement has been reached in the amount of $2,500.00 per month with no interest until paid.  The Company is not current with these payments, and there is a balance of $4,263 that is currently due.

Internal Revenue Service

We have an outstanding balance due the IRS of $302,278 for the Company’s 940 and 941 payroll taxes for the first quarter 2009 through the second quarter 2011 and at July 31, 2011. Under a payment agreement we are paying $2,500 per month, with payment increasing to $5,000 in August 2012.  Our payments are currently up to date through September 30, 2011.

 Javad Hajihadian

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common  stock  trade and have  traded on the NASD OTC  Bulletin  Board since March 4, 2002. Our common stock also trades on the OTCQB Tier of the Pink OTC Markets.  The following table sets forth for our last two fiscal years by quarter the high and low closing prices of our common shares traded on the OTC Bulletin Board:

Period	High	Low
August 1, 2009 to October 31, 2009	$1.85	$1.33
November 1, 2009 - January 31, 2010	$1.60	$0.40
February 1, 2010 - April 30, 2010	$2.25	$0.66
May 1, 2010 - July 31, 2010	$2.19	$0.88
August 1, 2010 to October 31, 2010	$1.56	$0.81
November 1, 2010 - January 31, 2011	$1.01	$0.55
February 1, 2011 - April 30, 2011	$1.14	$0.68
May 1, 2011 - July 31, 2011	$0.85	$0.30

(1)	A one-for-two reverse split was effective February 1, 2010.
(2)	A 20% stock dividend was paid effective May 28, 2010, on the common stock.

The above  quotations are taken from information  provided by Google and reflect inter-dealer prices, without retail mark-up, mark-down or commission  and may not represent actual transactions.

Holders of Common Stock

As of October 17, 2011, we had 187 holders of record of our common stock.

Dividends

Our current  policy is to retain earnings in order to finance our operations.  Our board of directors will determine future declaration and payment of dividends,  if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

 Securities Authorized for Issuance under Equity Compensation Plans

All stock options under all plans have been granted, exercised and issued. Currently the Company has no options warrants or rights available.

Number of Securities
Remaining Available For
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Opitons,	Outstanding Option,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a)

Equity Compensation Plans Approved by Security Holders	-	-	-

Equity Compensation Plans Not Approved by Security Holders	-	-	-

Total	-	-	-

All stock options under all plans have been granted, exercised and issued. Currently the Company has no options warrants or rights available.

Sales of Unregistered Securities

The following table sets forth the unreported sales of unregistered securities for the last three years.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
February 23, 2010
3,749,999 shares of common stock issued as collateral security pursuant to Loan Agreement, dated May 5, 2008, between the Company and Crystal Capital Investments Inc. Shares issued pursuant to anti-dilution provisions in Loan Agreement.
		Crystal Capital Investments, Inc.	NA	NA/NA

May 18, 2010	10,000,000 shares of common stock issued as collateral security pursuant to Loan Agreement, dated April 15, 2010, between the Company and Winsor Capital Inc.	Winsor Capital, Inc.	NA	NA/NA

May 28, 2010
5,007,897 shares of common stock issued as collateral security pursuant to Loan Agreement, dated May 5, 2008, between the Company and Winsor Capital Inc. Shares issued pursuant to anti-dilution provisions in Loan Agreement.
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

Results of Operations for the Year Ended July 31, 2011

Electric Vehicle Operations

We did not have any sales for our electric vehicles during the fiscal year ended July 31, 2011. Our only sales during fiscal year ended July 31, 2011, were for  vehicle parts which totaled $7,013.

We convert and manufacture vehicles in our developmental facility in Mooresville, North Carolina. Our teams of highly qualified engineers oversee electrical and mechanical staff. This 40,000 square foot facility has office space,  room for manufacturing, conversions, storage and a battery lab that is leased to Sky Power, with the potential for future growth, enabling us to work on many projects and vehicles concurrently.

With the licenses of our lithium battery and electric vehicle technology described below, we are concentrating on sales of our vehicles.  We initiated several nationwide newspaper advertising campaigns which  generated some orders for our vehicles, and we are also seeing as a result a significant increase in inquiries about our electric vehicle products.

Sky Power License Agreement

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

Sky Power agreed to invest a minimum of $1,500,000 in 2008 and 2009 in development of the technology for the Licensed Products. In the initial year under the License Agreement, To date, Sky Power has not met the minimum requirements in the development of technology, and therefore, is not in compliance with its obligations under this covenant of the license agreement.  The Company has advised Sky Power that it will not give notice of default against them for their failure to comply with this covenant over the term of the License Agreement.

On May 25, 2010 the Sky Power License Agreement was amended to limiting the license granted to Sky Power to only the United States, permitting Li-ion to grant other licenses to companies in other parts of the world.

Lithium Electric Vehicle Corp.  License Agreement

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

The license agreement provides for an annual fee of $500,000 for ten years and an additional $1,750,000 based on a valuation report prepared by an independent third party.  LEVC is required to pay $1 million of the license fee during year one for the initial two years and $500,000 each additional year.  The Company has received $732,666 from LEVC with a balance due of $267,334 as of July 31, 2011, which is now delinquent.  The Company has not reflected the amount due from LEVC but has recorded the amount received as deferred revenue and amortized the license fee income ratably over the period.  License agreement revenue recognized for the fiscal year ended July 31, 2011 and 2010, was $704,167 and $83,333, respectively. The Company will continue to recognize license fee income ratably over the life of the agreement.

Cost of Sales

Cost of sales as a percentage of net sales for the fiscal year ended July 31, 2011, was approximately 246% as compared to approximately 105% during the same period in 2010.  The increase is primarily attributed to freight charges incurred for a shipment of a vehicle sold in the prior fiscal year of $15,000.  Adjusted cost of sales percentages would be 32% and 108%  for fiscal year ended July 31, 2011 and 2010, respectively, for the freight charges to be included in the correct period.  Based on our historical review of costs, we expect that cost of sales in the future will remain in line on a percentage basis with our historic level of approximately 105%. As sales volumes and prices increase, costs should then reduce as a percentage of sales.

General and Administrative Expenses

General and administrative (“SG&A”) expenses decreased to $1,448,274 for the fiscal year ended July 31, 2011, as compared to $2,428,622 during the same period in 2010.  The decrease was attributable to: (1) $945,287 reduction in the provision of the Sky Power promissory note; (2) salaries and wages expense of $174,924; (3) professional fees for $93,212; (4) non-employee stock option expense of $70,000; (5) travel expense of $30,854; (6) legal fees of $26,913; (7) insurance expense of $23,244 and (8) and (9) other miscellaneous expenses of $65,387.  These reductions were offset by increase in expenditures of: (1) marketing and advertising expense of $322,059; (2) financing related activity fees of $58,680; (3) penalties of $53,638; and (4) directors fees of  $15,096.  Of all SG&A expenses the Company incurred during fiscal 2010, the majority were charges that are expected to be recurring.

Research and Development Expenses

No set amount has been set aside for research and development (“R&D”), however, all projects and purchases require approval prior to  initiation. Salaries, payroll taxes, and benefits expensed to R&D for the year ending  July 31, 2011, amounted to $1,261,478 and $1,107,532 for year ending July 31, 2010. Parts and supplies, shipping charges, and battery management systems expensed to R&D were $56,789 and $156,888 for the year ending July 31, 2011 and July 31, 2010, respectively. We expect that research and development expenses will continue to remain substantial and grow as we aggressively move to bring products to market

Interest Expense

Interest expense decreased to $422,156 for the fiscal year ended July 31, 2011 as compared to $505,371 for 2010.  The decrease was due to the conversion of debt to the Company’s common stock. Interest expense consists primarily of interest related to borrowings.

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

Other income for the year ended July 31, 2011, consisted primarily of (1) accounting fees and rental income from Sky Power for $72,625; (2) interest income from the LEVC Note of $118,440; (3) forgiveness of debt of $123,621; and (4) net proceeds of  $2,303,790 from X-Prize.

 Other income for the fiscal year end July 31, 2010 consisted of (1) receipt of an assignment of judgment for $21,114; (2) accounting fees and rental income from Sky Power for $70,894; and (3) forgiveness of debt of $117,656.

Net Loss

Net earnings attributable to common stockholders for the fiscal year ended July 31, 2011, increased to $118,921 from a net loss of $3,933,604 for the previous fiscal year. Basic and diluted earnings attributable to common stockholders per share of common stock for the fiscal year ended July 31, 2011, was $0.00 as compared to a loss of $0.22 for the fiscal year ended July 31, 2010.

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

At July 31, 2011, we had liabilities of $4,292,604, as compared with $7,960,959 at July 31, 2010; and working capital of $347,406 and stockholders' equity of $56,562.

Our property, plant and equipment increased to $1,983,739 at July 31, 2011, as compared with $1,919,681 at July 31, 2010.

We used net cash in operating activities of $1,170,778 in the year ended July 31, 2010, as compared with $2,336,670  in 2010, and cash used in investing activities was $135,157 in 2010, as compared with $22,857 in 2010.

During the year ended July 31, 2011, from the issuance of a promissory note for a receivable, we advanced $208,587 to Sky Power and was repaid $287,467. During the year ended July 31, 2011, we received net proceeds of $2,403,163 from the issuance of promissory notes for debt, and made repayments of  $1,172,342.  Total cash provided by financing activities in the year ended July 31, 2011 was $1,309,701 as compared with $2,351,481 in 2010.

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

Liquidity Issues

On October 27, 2010, we received the $2,500,000 in funds for the X-Prize award, from the competition sponsored by Progressive Insurance Casualty Company.  We will need additional capital to continue development and marketing of our electric vehicles, particularly given the number of companies competing in this sector and the fact that many of the larger car manufacturers are developing and marketing electric and hybrid vehicles.

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

We do not currently have any additional arrangements for financing, and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment.  Market factors may make the  timing,  amount,  terms or  conditions  of  additional  financing unavailable to us.

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

July 31, 2011 and 2010

Madsen & Associates, CPA's Inc.
684 East Vine Street
Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Madsen & Associates, CPA's Inc.
684 East Vine Street
Murray, UT 84107
Board of Directors
Li-ion Motors Corp.
Las Vegas, NV

We have audited the accompanying consolidated balance sheets of Li-ion Motors Corp. (formerly EV Innovations, Inc.) (collectively, the “Company”) as of July 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficiency) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the 2011 and 2010 financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2011 and 2010, and the results of its operations and its cash flows each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company did not have any revenue from vehicle sales in 2011, does not have cash flows to support its current operations and need reserve to cover expenses in future periods as the Company continues to incur losses from operations.  These factors and others described in Note 1 raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Madsen & Associates, CPA's Inc.
Madsen & Associates, CPA's Inc.
November 9, 2011

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Balance Sheets

	July 31,
	2011	2010
Assets

Current assets:
Cash and cash equivalents	$5,118	$2,113
Notes receivable, net of allowance for doubtful accounts of $762,327 and $841,207, respectively	1,750,000	-
Inventories	380,558	35,000
Employee advances	-	10,000
Other current assets	193,893	51,000
Total current assets	2,329,569	98,113
Property and equipment, net	1,983,739	1,919,681
Deferred patent and trademark costs	35,858	24,258
Total assets	$4,349,166	$2,042,052

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Bank overdrafts	$-	$14,104
Accounts payable and accrued expenses	1,156,136	1,296,734
Current portion of long-term debt	399,407	22,444
Customer deposits	102,287	100,000
Deferred license agreement revenue	324,333	501,288
Total current liabilities	1,982,163	1,934,570
Long-term liabilities:
Long-term debt, less current portion	939,608	5,943,056
Deferred license agreement revenue, less current portion	1,370,833	83,333
Total liabilities	4,292,604	7,960,959
Commitments and contingencies	-	-
Stockholders' equity (deficiency)

Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 52,088,513 and 30,047,301 issued and 32,088,513 and 30,047,301 outstanding at July 31, 2011 and July 31, 2010, respectively.	52,088	30,047
Additional paid-in capital	62,613,779	56,758,511
Accumulated deficit	(62,580,108)	(62,699,029)
Accumulated other comprehensive loss	(9,197)	(8,436)
	76,562	(5,918,907)
Less: Treasury stock, 20,000,000 shares at cost	(20,000)	-
Stockholders' equity (deficiency) attributable to Li-ion Motors Corp.	56,562	(5,918,907)
Non-controlling interests	-	-
Stockholders' equity (deficiency)	56,562	(5,918,907)
Total stockholders' equity (deficiency)	56,562	(5,918,907)
Total liabilities and stockholders' equity (deficiency)	$4,349,166	$2,042,052

See accompanying notes to consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Statements of Operations

	For the Year Ended
	July 31,
	2011	2010
Revenue:
Sales	$7,013	$531,381
License agreement revenue	704,167	83,333
Total revenue	711,180	614,714
Costs and expenses:
Cost of sales	17,243	559,569
General and administrative	1,448,274	2,428,622
Research and development	1,318,267	1,264,420
Total costs and expenses	2,783,784	4,252,611
Loss from operations	(2,072,604)	(3,637,898)
Other (expenses) income:
Interest expense	(422,156)	(505,371)
Other income	2,613,681	209,664
Net earnings (loss) before provision for (benefit from) income taxes	118,921	(3,933,604)
Provision for (benefit from) income taxes	-	-
Net earnings (loss)	118,921	(3,933,604)
Less: Net earnings (loss) attributable to non-controlling interest	-	-
Net earnings (loss) attributable to Li-ion Motors Corp	$118,921	$(3,933,604)

Earnings (loss) per share - basic and diluted:
Earnings (loss) per common share attributable to Li-ion Motors Corp. common shareholders	$0.00	$(0.22)
Weighted average number of shares outstanding - basic and diluted	31,396,030	17,986,016

See accompanying notes to consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Statement of Comprehensive Income (Loss)

	For the Year Ended
	July 31,
	2011	2010
Net earnings (loss)	$118,921	$(3,933,604)

Other comprehensive income
Currency translation adjustment	(761)	4,977
Comprehensive income (loss)	118,160	(3,928,627)
Comprehensive income (loss) attributable to noncontrolling interest	-	-
Comprehensive income (loss) attributable to Li-ion Motors Corp	$118,160	$(3,928,627)

See accompanying notes to consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Statements of Cash Flows

	For the Year Ended
	July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$118,921	$(3,933,604)
Adjustments to reconcile net earnings (loss) to net cash utilized by operating activities
Depreciation	71,099	77,917
Loss on disposal of property and equipment	-	15,242
Provision for doubtful accounts	(78,880)	841,207
Non-cash stock-based compensation	-	70,000
Non-cash sale of electric vehicles	-	(173,000)
Licensing fees	(204,167)	-
Increase (decrease) in cash flows from changes in operating assets and liabilities
Accounts receivable, net	-	13,522
Note receivable, net	(1,750,000)	-
Inventories	(345,558)	192,826
Employee advances	10,000	(8,492)
Prepaid expenses and other current assets	(142,890)	(32,991)
Deferred patent and trademark costs	(11,600)	-
Bank overdraft	(14,104)	14,104
Accounts payable and accrued expenses	(140,598)	296,985
Customer deposits	2,287	(291,199)
Deferred revenue	1,314,712	580,813
Net cash provided by (used in) operating activities	(1,170,778)	(2,336,670)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(135,157)	(22,857)
Net cash used in investing activities	(135,157)	(22,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes receivable	(208,587)	(1,282,988)
Payments received on notes receivable	287,467	441,781
Proceeds from issuance of debt	2,403,163	2,581,645
Payments on debt	(1,172,342)	(430,516)
Advances from related parties	-	1,252,014
Payments to related parties	-	(210,455)
Net cash provided by (used in) financing activities	1,309,701	2,351,481

Effect of exchange rate changes on cash and cash equivalents	(761)	4,977
	-
CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	3,005	(3,069)
Cash and cash equivalents at beginning of period	2,113	5,182
Cash and cash equivalents at end of period	$5,118	$2,113

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$394,927	$352,129
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued for related party advances	$-	$966,500
Electric vehicles exchanged for related party advances	$-	$173,000
Shares issued for debt	$5,857,309	$-

See accompanying notes to consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Consolidated Statement of Stockholders' Equity (Deficiency)
For the Periods Ended As Noted

	Number of Common Shares	Common Shares $0.01 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Non-Controlling Interest	Comprehensive Income (Loss)	Total

Balance - August 1, 2009	15,112,302	$15,112	$55,736,946	$(58,765,425)	$(13,413)	$-	$-		$(3,026,780)
Exercise of stock options	1,185,000	1,185	965,315	-	-	-	-		966,500
Common stock issued as collateral on loan	3,749,999	3,750	(3,750)	-	-	-	-		-
Common stock issued as collateral on loan	10,000,000	10,000	(10,000)	-	-	-	-		-
Issuance of non-employee stock options	-	-	70,000	-	-	-	-		70,000
Foreign currency translation	-	-	-	-	4,977	-	-	$4,977	4,977
Net Loss	-	-	-	(3,933,604)	-	-	-	(3,933,604)	(3,933,604)
Comprehensive loss								$(3,928,627)	-
Balance - July 31, 2010	30,047,301	30,047	56,758,511	(62,699,029)	(8,436)	-	-		(5,918,907)

Issuance of stock for conversion of promissory notes	2,041,212	2,041	5,855,268	-	-	-	-		5,857,309
Common stock issued as collateral on loan	20,000,000	20,000	-	-	-	(20,000)	-		-
Foreign currency translation	-	-	-	-	(761)	-	-	$(761)	(761)
Net earnings	-	-	-	118,921	-	-	-	118,921	118,921
Comprehensive income								$118,160	-
Balance - July 31, 2011	52,088,513	$52,088	$62,613,779	$(62,580,108)	$(9,197)	$(20,000)	$-		$56,562

See accompanying notes to consolidated financial statements

Li-ion Motors Corp.
(Formerly EV Innovations, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended and as of July 31, 2011 and 2010

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

The license agreement consists of an annual fee of $500,000 for ten years and an additional $1,750,000 based on a valuation report prepared by an independent third party.  LEVC is required to pay $1 million of the license fee during year one for the initial two years and $500,000 each additional year.  The Company has received $732,666 from LEVC with a balance due of $267,334 as of July 31, 2011, which is now delinquent.  The Company has not reflected the amount due from LEVC but has recorded the amount received as deferred revenue and amortized the license fee income ratably over the period.  If LEVC does not pay the balance of the fee, the Company will record the receivable and establish a reserve for doubtful accounts.  The Company will continue to recognize license fee income ratably over the life of the agreement.

The Company is currently in discussions with LEVC regarding the delinquency.  LEVC is attempting to complete a public registration in Germany.  As part of the registration statement, LEVC is required to be current with the Company in connection with the annual license fees.  LEVC expects to make the delinquent payments to the Company prior to December 31, 2011.

The note of $1,750,000 has been reflected on the books of the Company and the fee is being amortized over the life of the ten-year agreement.

Basis of Presentation

 Going Concern

The Company’s financial statements for the year ended July 31, 2011, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company did not have any revenue from vehicle sales in 2011.  Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses, as the Company continues to incur losses from operations.

Since its incorporation, the Company financed its operations through advances and loans from its controlling shareholders and in 2010, the Company received approximately $2.5 million as an award from Automotive XPrize (see Note 15).  The Company expects to finance operations through the sale of equity or other investments as well as continued advances from shareholders for the foreseeable future, as the Company does not expect to receive significant revenue from vehicle sales until the required certifications have been received.  There is no guarantee that the Company will be successful in arranging financing on acceptable terms.

The Company’s ability to raise additional capital is affected by trends and uncertainties beyond its control.  The Company does not currently have any arrangements for financing and it may not be able to find such financing if required.  Obtaining additional financing would be subject to a number of factors, including investor sentiment.  Market factors may make the timing, amount, terms or conditions of additional financing unavailable to it.  These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include adjustments that might result from the outcome of these uncertainties.

 Common Stock

In January 2010, the Board of Directors approved a merger with a 100% subsidiary resulting in the change of the Company’s name to Li-ion Motors, Corp. The Board of Directors also approved a one-for-two reverse split that was effective February 1, 2010, and the authorized shares were decreased in the same ratio to 25 million shares.  Pursuant to majority stockholder consent, the authorized was increased from 25,000,000 shares to 100 million shares.

On April 20, 2010, the Company approved a 20% restricted stock dividend for the holders of its common stock, consisting of one share of common stock for each five shares held of record on the May 28, 2010 record date.

On June 24, 2011, the Board of Directors unanimously approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of common stock from 100 million shares, par value $.001 per share, to 300 million shares, par value $.001 per share.  The Company filed the amendment with the Secretary of State of Nevada on August 10, 2011, after mailing a Definitive Information Statement to the Company’s stockholders and the amendment was effective August 10, 2011.

All shares and per share information has been revised to give retroactive effect to the reverse stock split and stock dividend.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with current period other income presentations.

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

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of July 31, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended July 31, 2011 and 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of July 31, 2011 and 2010.

		Assets at Fair Value as of July 31, 2011 and 2010 Using
		Quoted Prices in Activated Markets for Identical Asssets	Significant Other Observable Inputs	Significant Observable Inputs
	Total	(Level 1)	(Level 2)	(Level 2)
July 31, 2011
Cash and Cash Equivalents	$5,118	$5,118	$-	$-

July 31, 2010
Cash and Cash Equivalents	$2,113	$2,113	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of July 31, 2011.

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

Evaluation of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with the guidance in ASC 360-15-35 “Impairment or Disposal of Long-Lived Assets”.  An impairment exists when the carrying amount of the long-lived assets is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If an impairment exists the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.

Deferred Patent Costs

The Company capitalizes costs directly incurred in pursuing patent applications as deferred patent costs. When such applications result in an issued patent, the related costs are amortized over the remaining legal life of the patents, which is assumed to be 17 years, using the straight-line method. On a quarterly basis, the Company reviews the issued patents and pending patent applications and if the Company determines to abandon a patent application, or an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed. As of July 31, 2011, our patents were in the approval processing phase.

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

Customer Deposits

The Company receives advances from customers for automobiles to be manufactured in the future.  The Company applies these advances against future billings.  As of July 31, 2011 and 2010, customer deposits amounted to $102,287 and $100,000, respectively.

Shipping and Handling

Shipping and handling costs related to services and product sales are expensed as incurred.

Advertising

Advertising costs are expensed as incurred and are included in general and administrative expenses. Total advertising expenditures for the year ended July 31, 2011 and 2010 and amounted to $369,034 and $73,975, respectively.

Research and Development

No set amount has been set aside for research and development (“R&D”), however, all projects and purchases require approval prior to initiation. Salaries, payroll taxes, and benefits expensed to R&D for the year ending  July 31, 2011 and 2010, were $1,261,479 and $1,107,532, respectively.  Parts and supplies; battery and motor management systems; and shipping charges were $56,788 and $156,888, for the year ending July 31, 2011 and July 31, 2010, respectively. The Company expects the research and development expenses will continue to remain substantial and grow as the Company aggressively moves to bring products to market.

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

Foreign Currency Translation

The functional currency for some foreign operations is the local currency. The reporting currency is the US Dollar. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Other Comprehensive Income (Loss). The translation gain for the year ended July 31, 2011, was $761 and the translation loss for the year ended July 31, 2010, was $4,977.

Comprehensive Loss

The Company reports comprehensive loss in accordance with the requirements of FASB ASC 220-10-15, “Comprehensive Income”, and (“ASC 220-10-15”). For the years ended July 31, 2011 and 2010, the difference between net loss and comprehensive loss was foreign currency translation.

Net Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the specified period.  Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares during the specified period. All potentially dilutive securities have been excluded from the computations for the year ending July 31, 2011, as their effect is anti-dilutive.

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

Note 3. Notes Receivable

During the year ended July 31, 2011, the Company advanced Sky Power Solutions Corp. (“SPS”) $208,587 of which $287,467  was repaid ($173,600 in the form of cash and $113,867 in  reimbursement for a leased employee).  During the year ended July 31, 2010 the Company advanced SPS $1,282,988, of which $441,781 was repaid and the net amount was reserved as an allowance for doubtful accounts .  As of July 31, 2011 and July 31, 2010, an allowance for doubtful accounts in the amount of $762,327 and $841,207, respectively, was recorded against the note receivable, reducing the amount to $0.

On November 26, 2010, LEVC issued the Company a Secured Promissory Note (“LEVC Note”) in the amount of $1,750,000 in accordance with the license agreement.  The LEVC Note bears interest at ten (10%) percent per annum on the outstanding amount of the loan and shall accrue for the first 12 months during which the outstanding amount, or any portion thereof is outstanding. Commencing for the first month following the first year and for all subsequent months during which any portion of the amount is outstanding, LEVC shall make monthly interest payments in arrears on the first day of the month following the month for which the interest payment is made on the outstanding amount of the LEVC Note, including any accrued unpaid interest thereon. The outstanding amount and any accrued but unpaid interest thereon, shall be repaid in full by LEVC within sixty (60) days of receiving written demand for repayment by the Company. LEVC shall have the right to repay the LEVC Note in whole or in part, at any time without notice, bonus or penalty.    The LEVC Note is secured by LEVC’s (1) inventory; (2) equipment, other than inventory; (3) receivables; and (4) all other property, including leasehold interests, chattel paper, documents of title, securities, instruments, money and intangibles.  In addition, the LEVC Note includes a conversion right in which the Company can convert the LEVC Note if LEVC should begin trading on the TSX Venture Exchange.  The conversion clause stipulates that the LEVC Note will be converted at a price the greater of  fifteen cents ($0.15) per share or ninety percent (90%) of the average ten (10) day trading price and if the conversion of the LEVC Note results in a fractional share, LEVC shall, in lieu of issuing such fractional share, pay to the Company an amount equal to the conversion value of the fractional share.

The Company has assessed whether the loan is impaired and collectability is assured.  LEVC is currently attempting to complete a registration in Germany.  The Company has the option, upon the completion of the registration, of converting the note into LEVC common stock.  LEVC believes the registration will be completed on or at December 31, 2011.  The Company will further assess the collectability of the loan at that time should the registration not be completed.  Management has determined no impairment existed at July 31, 2011.

The Company recognized interest income of $118,425, none of which has been received, in accordance to the terms of the LEVC Note for the year ended July 31, 2011, all of which is included in other current assets as of July 31, 2011.  See Note 6 for further information.

Note 4. Inventories

Inventories consist of the following:

	Years Ended
	July 31,
	2011	2010
Raw Materials	$1,103	$-
Work-In-Progress	344,455	-
Finished Goods	35,000	35,000
	$380,558	$35,000

Raw materials, work in progress and finished goods for the year ended July 31, 2011, and year ended July 31, 2010, are related to the Company’s planned sales of electric powered vehicles.

 Note 5. Property and Equipment

Property and equipment consist of:

	July 31,	July 31,
	2011	2010
Building and Improvements	$1,292,276	$1,287,001
Equipment and Furniture and Fixtures	328,663	198,781
Vehicles	66,429	66,429
Software Costs	28,913	28,913
Land	700,000	700,000
	2,416,281	2,281,124

Less Accumulated Depreciation	(432,542)	(361,443)
Net Property and Equipment	$1,983,739	$1,919,681

Depreciation expense for the year ended July 31, 2011 and 2010 was $71,099 and $77,917, respectively and is included in general and administrative expenses on the Company’s consolidated statement of operations.

Note 6. Other Current Assets

	Years Ended
	July 31,
	2011	2010

Retainers and Deposits	$4,957	$7,500
Deferred Product Asset	4,958	25,594
Prepaid Expenses	65,553	17,906
Interest Receivable	118,425	-

Total	$193,893	$51,000

The deferred product asset is for product liability costs that the Company prepared and amortized over the two year life in the amount  of $20,636 and $25,594 as of July 31, 2011 and 2010, respectively and is included in accrued expenses-other.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses and other current liabilities at July 31, 2011 and 2010 consisted of:

	Years Ended
	July 31,
	2011	2010

Accounts Payable	$608,623	$422,018
Accounts Payable - Related Parties	28,029	63,325
Wages, Paid Leave and Payroll Related Taxes	259,122	407,884
Accrued Interest	8,403	114,619
Legal Settlements	171,750	177,500
Other	80,209	111,388

Total	$1,156,136	$1,296,734

Accounts payable due to related parties are reimbursable general and administrative expenses paid by the Company’s President and Consultant.

Note 8. Advances To/From Related Parties and Related Party Transactions

The Company did not have any related party transactions during the year ended July 31, 2011.  For the year ended July 31, 2010, the Company received additional advances of $1,252,014 and repaid $1,349,955 in the form of cash ($210,455), common stock ($966,500), and two Li-ion manufactured electric vehicles ($173,000) from Salim, Salim, Rana Investments  (“SSRI”) , a former shareholder. The balance due to SSRI at July 31, 2011 and 2010, was $0 and $0, respectively.

Note 9. Long-Term Debt

Long-term debt consists of:

	2011	2010
5% Note payable to Bayview Loan Servicing, LLC, payable in monthly installments of $5,433 including interest, collateralized by real property due in full on or before March 2038 (1)	$951,921	$953,437

10% Note payable to Starglow Asset, Inc. (formerly Crystal Capital Ventures, Inc.) paid in full (2)	-	3,000,000

9.367% Note payable to Allegiance Direct Bank, payable in monthly installments of approximately $1000, due in full on February 28, 2012 (3)	6,112	5,000

12% Note payable to Frontline Asset Management, payable in monthly installments of interest only, due in full on March 1, 2012 (4)	349,465	1,235,404

10% Note payable to Winsor Capital Inc. paid in full (5)	-	771,659

48.956% Note payable to Amicus Funding Group, LLC, payable in monthly installments of approximately $467, collateralized by real property due in full on September 1, 2013 (6)	7,394	-

26.85% Note payable to Treger Financial, payable in monthly installments of approximately $2,000, collateralized by real property due in full on June 1, 2012 (7)	24,123	-

	1,339,015	5,965,500
Less Current Portion	(399,407)	(22,444)
	$939,608	$5,943,056

Principal maturities for long-term debt are as follows for the years ended July 31:

2012	$399,407
2013	22,136
2014	19,933
2015	20,045
2016	21,088
Thereafter	856,406
$1,339,015

(1) In November 2007, the Company refinanced a loan on its North Carolina building. The loan is with Bayview Loan Servicing, LLC (“Bayview”). On March 31, 2010, the Company entered into a stipulation agreement with Bayview which reduced the monthly payment to $5,349, including interest. On May 27, 2011, the Company entered into a loan adjustment agreement with Bayview which increased the unpaid liability by $9,043 to $953,316 and decreased the monthly payments to $5,433, including interest. In 2013, Bayview may step up the interest rate at that time.  The loan is set to mature on March 31, 2038.  Effective April 1, 2012, the interest rate adjusts to Prime plus 4.875%. Interest rate changes are limited to 2% increase or decrease in any annual adjustments. Interest expense for the year ended July 31, 2011 and 2010, was $34,753 and $95,286, respectively.

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

Interest expense for the years ended July 31, 2011 and 2010, was $208,767 and $341,676, respectively.

(3) On February 28, 2011 the Company financed a liability policy (workman’s compensation) with Allegiance Direct Bank for the period February 28, 2011 to February 28, 2012 for $13,351. The Company was required to make a down payment of $3,351 in February 2011 and monthly payments including interest of 9.4%. During the year ended July 31, 2011 and 2010, the Company repaid $8,888 and $10,880, respectively. Interest expense for the year ended July 31,2011 and 2010, paid to Allegiance Direct Bank is $692 and $565, respectively.

(4) On February 26, 2010, the Company entered into a loan agreement with Frontline. The loan provides for payments to the Company of $2,000,000 with interest at a fixed annual rate of 12%.  On May 1, 2010, an Addendum to the original Promissory Note, dated February 26, 2010, was entered into which amended the term of the note to  provide for interest only payments, due on the last day of every month until maturity date March 30, 2011 when all principal and accrued interest shall be due and payable.  On April 11, 2011, Frontline assigned $850,279 of its debt to Winsor Capital, Inc. (“Winsor”). On April 19, 2011, Frontline partially assigned $437,309 to Kisumu S.A. (“Kisumu”) and Kisumu immediately converted the assigned note for 1,041,212 shares of Common Stock at a strike price of $0.42 per share.  On April 19, 2011 Frontline assigned $420,000 to Eurolink Corporation (“Eurolink”) and Eurolink immediately converted the assigned note for 1,000,000 shares of Common Stock at a strike price of $0.42 per share.

During the year ended July 31, 2011 and 2010, the Company received advances totaling $ 1,968,314 and $ 1,635,210, respectively; and made payments of $1,146,665and $399,807, respectively.  Interest expense for the year ended July 31, 2011 and 2010, was $101,522 and $42,341, respectively.

(5) On April 15, 2010, the Company entered into a loan agreement for $2,000,000 with Winsor Capital Inc. (“Winsor”). The loan provided for payments of up to $2,000,000 to the Company with an initial installment of $250,000 and additional installments of up to $1,750,000 with a 10% interest rate. The entire loan amount was secured by 10,000,000 shares of the Company common stock. Each loan installment matured in three years from issuance of the installment. The loan had an anti-dilution clause for the stock issued as collateral. Stock is issued and delivered proportionately to the delivery of funds.  The loan was fully funded with (1) cash advances of $916,492; (2) debt assignment from Frontline of $850,279; (3) accrued interest of $33,534; and (4) $199,695 in cash advance fees.

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

Interest expense for the year ended July 31, 2011 and 2010, was $56,537 and $19,139, respectively.

(6) On March 11, 2011, the Company financed $7,992 for office equipment with Amicus Funding Group, LLC (“Amicus”) and monthly payments including interest of 48.956% are approximately $477.  During the year ended July 31, 2011 and 2010, the Company repaid $598 and $0, respectively. Interest expense for the year ended July 31, 2011 and 2010, was $1,269 and $0, respectively.

(7) On February 1, 2011, the Company financed $29,750 for production equipment with Treger Financial (“Treger”) and monthly payments including interest of 26.85% are approximately $2,000.  During the year ended July 31, 2011 and 2010, the Company repaid $5,627 and $0, respectively. Interest expense for the year ended July 31, 2011 and 2010, was $3,996 and $0, respectively.

8) The Company entered into a Loan Agreement, dated as of July 14, 2011, with Cameo Properties LLC (the “Lender”) and was amended on October 14, 2011 (the “Amended Loan Agreement”). Each Note issued under the Amended Loan Agreement is due three years from the date of its issuance. The Amended Loan Agreement provides for loans to the Company of up to $750,000 (the “Loan”), with a minimum initial loan of $250,000 within 60 days of the date of the Loan Agreement, and up to an additional $500,000 within the first year and a half from execution of the Amended Loan Agreement. This is not a revolving facility, and any principal repaid by the Company will not be available for additional advances to the Company under the Amended Loan Agreement. The Company cannot, without the Lender’s consent prepay all or part of the Loan. The notes evidencing the installments of the loans bear interest payable monthly in arrears at the rate of 10% per annum, and mature and are due and payable three years from the date of issuance.

As of July 31, 2011, no funding transactions had taken place and there was a zero balance on the Note.

Note 10. Stockholders’ Equity (Deficiency)

On February 1, 2010, the Company effected a 1:2 reverse stock split. Pursuant to the anti-dilution provisions in the Crystal Capital Ventures loan agreement issued 3,749,999 shares to Crystal Capital Ventures so they again held 7.5 million post reverse stock split shares. Concurrent with the 1:2 reverse stock split the authorized shares were also reduced from 50 million to 25 million shares. By motion of the Board, May 17, 2010 the authorized were increased from 25 million common shares to 100 million common shares.

On April 15, 2010, the Company entered into a loan agreement for $2,000,000 with Winsor. The entire loan amount was secured by 10,000,000 shares of the Company common stock.  On April 19, 2011, Winsor converted the entire $2,000,000 outstanding loan amount for the 10,000,000 collateralized common stock.

On April 19, 2011, Frontline partially assigned $437,309 to Kisumu S.A. (“Kisumu”) and Kisumu immediately converted the assigned note for 1,041,212 shares of Common Stock at a strike price of $0.42 per share.  On April 19, 2011, Frontline assigned $420,000 to Eurolink Corporation (“Eurolink”) and Eurolink immediately converted the assigned note for 1,000,000 shares of Common Stock at a strike price of $0.42 per share.

On April 19, 2011, Starglow, (formerly Crystal Capital Ventures) converted the entire $3,000,000 outstanding loan amount for the 7,500,000 collateralized shares.

On April 19, 2011, Winsor converted the entire $2,000,000 outstanding loan amount for the 10,000,000 collateralized shares.

On July 14, 2011, the Company entered into a Loan Agreement with Cameo Properties LLC. The loans under the Loan Agreement are secured by 20 million shares of our common stock held as treasury stock and will be issued to the Lender when the Company receives the initial advance on the note.  In the event of a reverse stock split or combination of shares, the number of shares of common stock constituting the Share Collateral will, immediately following such reverse stock split or combination of shares, be increased by a new issuance of common stock of the Company to that number of shares constituting the Share Collateral immediately prior to such reverse stock split or combination of shares. The certificates representing any share dividends that we pay during the term of the Loan with respect to the Shares being held in escrow shall be credited and delivered to the Lender and held by the Lender pursuant to the terms of the Loan Agreement.

Stock Dividend

On April 20, 2010 the Board of Directors approved a 20% restricted stock dividend for the holders of our common stock, consisting of one share of common stock for each five shares held of record on the May 28, 2010 record date.

Increase in Authorized Common Stock

 On April 7, 2010, the Company’s board of directors approved an amendment to the Articles of Incorporation to increase the authorized number of shares of common stock from 25,000,000 shares, par value $.001 per share, to 100,000,000 shares, par value $.001 per share.  The Company filed the amendment with the Secretary of State on Nevada on May 4, 2010, after mailing a Definitive Information Statement to the Company’s stockholders and the amendment was effective May 17, 2010.

On June 24, 2011, the Board of Directors unanimously approved an amendment to the Articles of Incorporation to increase the authorized number of shares of common stock from 100 million shares, par value $.001 per share, to 300 million shares, par value $.001 per share. The Company filed the amendment with the Secretary of State of Nevada on August 10, 2011, after mailing a Definitive Information Statement to the Company’s stockholders and the amendment was effective August 10, 2011.

Note 11. Net Earnings (Loss) Per Common Share

The following table sets forth the reconciliation of the basic and diluted net earnings (loss) per common share computations for the years ended July 31, 2011 and 2010.

	Years Ended
	July 31,
	2011	2010
Basic and Diluted Earnings (Loss) Per Share
Net Earnings (Loss) Ascribed to Common Shareholders - Basic and Diluted	$118,921	$(3,933,604)
Weighted Average Shares Outstanding - Basic and Diluted	30,628,907	17,986,016
Basic and Diluted Net Earnings (Loss) Per Common Share	$0.00	$(0.22)

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

Stock Option Plan

As of July 31, 2011, there are no shares of common stock remaining and available for issuance under the stock option plans.

A summary of the option activity under the Company’s stock option plan as of July 31, 2011 and 2010.

Option	Options	Weighted Average Exercise Share Price	Weighted Average Remaining Contractual	Aggregate Intrinsic Value

Outstanding at August 1, 2009	685,000	$1.80	-	$-
Options Granted	500,000	$0.70		$-
Options Exercised	(1,185,000)	$1.15	-	$-
Outstanding at July 31, 2010	-	$-	-	$-
Options Granted	-	$-	-	$-
Options Exercised	-	$-	-	$-
Options Cancelled/Expired	-	$-	-	$-
Outstanding at July 31, 2011	-	$-	-	$-
Exercisable at July 31, 2011	-	$-	-	$-

Employee stock compensation expense applicable to stock options for the years ended July 31, 2011 and 2010 was $0 and $0, respectively. The aggregate intrinsic value of options outstanding as of July 31, 2011 was $0.

The Company established the 2009 Restricted Stock Plan (“the 2009 Plan”) in February, 2009 and filed an S-8 Registration Statement with the Securities and Exchange Commission that was declared effective. The 2009 Plan allows the Company's Board of Directors to issue up to 3 million common shares pursuant to the 2009 Plan as compensation for services by employees and non-employees to the Company. The Company's Board of Directors has the discretion to set the price, vesting schedules and other terms and conditions for options granted under the 2009 Plan.

During the years ended July 31, 2011 and 2010, the Company granted zero and 500,000 options, respectively with an option price of $0.00 and $0.70 per share, respectively, to various consultants. During the years ended July 31, 2011 and 2010, zero and 500,000 options, respectively, were vested at the fair market value of which was determined under the Black-Scholes formula to be approximately $0 and $70,000 and is included in general and administrative expenses. During the years ended July 31, 2011 and 2010, zero and 1,185,000 options were exercised and issued, respectively valued at $0.00 and $1.15 per share.

During the years ended July 31, 2011 and 2010, total related advances converted in return for the exercise and issuance of options under the plan amounted to approximately $0 and $976,000, respectively.

Note 13. Income Taxes

The Company adopted the provisions of ASC 740, “Income Taxes” (“ASC 74”) on August 1, 2007. The implementation of ASC 740 did not impact the total amount of the Company’s liabilities for uncertain tax position.

The Company recorded no provisions for income taxes for the years ended July 31, 2011 and 2010.

A reconciliation of taxes on income computed at federal statuary rate to the amount provided is as follows:

	Years Ended
	July 31,
	2011	2010
Tax Provisions Computed at Federal Statuary Rate of 35%
Continuing Operations	$41,622	$(1,376,761)
Increase (Decrease) in Taxes Resulting From:
(Used) Unused Operating Losses	(41,622)	1,376,761
	$-	$-

Components of deferred income tax assets are as follows:

	Years Ended
	July 31,
	2011 Tax Effect	2010 Tax Effect

Deferred Tax Assets - Current:
United States Net Operating Loss	$21,895,957	$21,937,579
Valuation Allowances	(21,895,957)	(21,937,579)
	$-	$-

The net operating loss carry forward as of July 31, 2011, is approximately $62.6 million and will expire in years through 2025.

Note 14. Commitments and Contingencies

Lease Agreement

Our principal executive office is located in Las Vegas, Nevada. We lease approximately 1,900 square feet under a lease agreement that commenced in July 2011, and renews on an annual basis. The lease provides for an aggregate annual payment of $15,600. We believe our current facilities will generally be adequate for our needs for the foreseeable future.

Effective April 16, 2008, SPS agreed to lease approximately 5,000 square feet of space in the Company’s North Carolina facility at a rental rate of $2,500 per month and the monthly rental to be escalated five (5%) percent annually beginning April 16, 2009.  The leased space is suitable for, and utilized by SPS for, SPS’s developmental and manufacturing operations for licensed products pursuant to the License Agreement. The leased space is leased on a month-to-month basis at a current monthly rental of $2,984. Although the lease was signed, the space is only 80% completed as of July 31, 2011. The Company also entered into a month to month lease agreement for $750 with SPS for renting offices in the Company’s Las Vegas corporate office.

Total rental income for the years ended July 31, 2011 and 2010 was $42,625 and $40,894, respectively.

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

Note 15. Other Miscellaneous Income

(1) The Progressive Insurance Automotive X-Prize, (“X-Prize”), competition was announced in April 2008 as a way to spur the development of clean, high-mileage vehicles, and is funded for a total of $10 million, which will be divided among three separate categories. The X-Prize challenge drew an unexpectedly strong response; 115 teams entered 136 separate vehicles, winners were announced in Washington D.C. on September 15, 2010 and the Company was the winner in its entry class. On October 27, 2010, the Company received net proceeds of approximately $2.3 million from X-Prize and was recorded as other income in the Company’s consolidated statement of operations for the year ended July 31, 2011.

(2) Other income for the year ended July 31, 2011, consisted primarily of (a) accounting fees and rental income from Sky Power for $72,625; (b) interest income from the LEVC Note of $118,440; (c) forgiveness of debt in connection with the adjustment of previously recorded accounts payable of $123,621; and (d) net proceeds of  $2,303,790 from X-Prize (see 1 above).  Other income for the fiscal year end July 31, 2010 consisted of (a) receipt of an assignment of judgment for $21,114; (b) accounting fees and rental income from Sky Power for $70,894; and (c) forgiveness of debt in connection with the adjustment of previously recorded accounts payable of $117,656.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive and Principal Financial Officer, to allow timely decisions regarding required disclosure.

As of July 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2011. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that, as of July 31, 2011, our internal control over financial reporting was effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2011 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages as of October 31, 2011 are as follows:

Name	Age	Position

Stacey Fling	52	Chief Executive Officer, President and Director

Holly. Roseberry	59	Director

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

Stacey Fling has been the President of A & S Holdings, Inc., since 2003, a real estate investment and development company located in Las Vegas, NV.  Prior to 2003, Ms. Fling managed the administrative offices of an environmental remediation and monitoring company with offices in San Diego, California, as well as in Las Vegas, Nevada. Ms. Fling was initially involved in the founding of the Company and has been involved in the management of a number of businesses. We believe that she contributes valuable management and negotiation skills to the management and operations of our Company.

Holly Roseberry was appointed as our secretary, treasurer and chief financial officer February 2002. On November 15, 2002, she resigned from these positions and was appointed as our President, Chief Executive Officer and as a Director.  On May 1, 2009, she resigned from all offices held with the Company while agreeing to continue as a Director. From 2001 to 2003, she managed the Azra Shopping Center. She obtained a Bachelor of Arts degree from Sacred Heart University in Bridgeport, Connecticut in 1973. Ms. Roseberry was employed from 1993 to 1996 as human resources manager, and from 1997 to 1999 as business  office  manager,  for a Las Vegas  Wards Department Store.  Ms. Roseberry has held the positions of President, Chief Executive Officer and a Director of our former majority-owned subsidiary, Zingo, Inc. August 30, 2005 to June 4, 2008. Ms. Roseberry now consults with the Company providing valuable advice based on her experience with the Company.

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

 Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially  own more  than ten  percent  of the Company's  equity  securities,  to file  reports  of  ownership  and  changes in ownership with the Securities and Exchange Commission.  Officers,  directors and greater than ten percent  shareholders are required by SEC regulation to furnish the  Company  with copies of all  Section  16(a)  forms they file.  Based on its review of the copies of such forms  received  by it, the Company  believes  that during the fiscal  year ended  July  31,  2011, all such  filing  requirements applicable to its officers and  directors  were  complied  with.

Item 11. Executive Compensation.

The following table sets forth certain information as to the Company's  highest paid executive officers and directors for  the  Company's  fiscal years ended July 31, 2011, 2010, and 2009.  No other compensation was paid to any such  officer or director other than the cash compensation set forth below.

Summary Compensation Table

Name and Principal Position	Year *	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Commensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Stacey Fling, President	2009	$16,923	$-	$-	$-	$-	$-	$-	$16,923
	2010	74,100	-	-	-	-	-	-	74,100
	2011	61,200	-	-	-	-	-	-	61,200

Holly Roseberry, Director	2009	52,040	-	-	-	-	-	1,154	53,194
	2010	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-

* Years ended July 31, 2011, 2010 and 2009.
**  Holly  Roseberry held the office of President from November 15, 2002 to May 1, 2009.

Option/SAR Grants in Last Fiscal Year

There were no grant of options to purchase our common stock to our officers or directors in fiscal 2011, and there were no exercises of such options during or options held at the end of such fiscal year by officers or directors.

Directors’ Compensation

The following table shows compensation paid to our directors in the fiscal year ended July 31, 2011.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Stacey Fling	$12,000						$12,000
Holly Roseberry	$52,000						$52,000

*  Stacey Fling has acted as a director since May 1, 2009; Brian Newman resigned as a director on May 1, 2009; Gregory Navone resigned as a director on July 10, 2009; and Holly Roseberry commenced service as a Director on November 15, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned  beneficially as of  October 17, 2011, by: (i) each person  (including  any group) known to us to own more than five percent (5%) of any  class of our  voting  securities,  (ii)  each of our  directors, and (iii)officers and directors as a group. Unless otherwise indicated,  the shareholders listed  possess  sole  voting and  investment  power with  respect to the shares shown.

Title of Class	Owner	Number of Shares of Common Stock	Percent Outstanding
Common Stock
	Stacey Fling, President and Chief Executive Officer 5413 Rusty Anchor Court Las Vegas, NV 89130	107	*

	Holly Roseberry, Director 1260 North Sloan Lane Las Vegas, NV 89110	-	*

	All Officers and Directors Directors as a Group (2 persons)	107	*

	Winsor Capital, Inc. 35 New Road #2112 Belize City, Belize	5,000,000	15.58%

	Honeycomb Development LLC P.O. BOX 556 Charlestown, Nevis, West Indies	2,500,000	7.79%

	Legend International, LLC Hunkins Waterfront Plaza Main Street Charlestown, Nevis, West Indies	2,500,000	7.79%

	Starglow Asset, Inc. 171 A Belize Corozal Rd. Orange Walk Town, Belize	2,500,000	7.79%

	Wazalmin Capital Corp. 88022 - 7235 Bell Shire Missisauga, ON, Canada	2,005,000	6.25%

*        Less than 1%

(1)	As of October 17, 2011, there were 32,088,406 shares of our common stock outstanding.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

 Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Effective April 15, 2008, the Company entered into a License Agreement  (“License Agreement”) with Sky Power Solutions Corp. (“SPS”) providing for their license to Sky Power of their patent applications and technologies for rechargeable lithium ion batteries for electric vehicles and other applications (“Licensed Products”).  Under the License Agreement, the Company has the right to purchase their requirements of lithium ion batteries from Sky Power, and their requirements of lithium ion batteries shall be supplied by Superattice in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of SPS. The Company’s cost for lithium ion batteries purchased from SPS shall be SPS’s actual manufacturing costs for such batteries for the fiscal quarter of SPS in which the Company’s purchase takes place. On May 25, 2010 the license agreement was amended to reflect SPI’s territory would only be the United States,  U.S. possessions and territories  and we can license other companies in other parts of the world. We have issued a license to a firm for the rights in Canada.

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

Effective April 16, 2008, SPS agreed to lease approximately 5,000 square feet of space in the Company’s North Carolina facility at a rental rate of $2,500 per month and the monthly rental to be escalated five (5%) percent annually beginning April 16, 2009.  The leased space is suitable for, and utilized by SPS for, SPS’s developmental and manufacturing operations for licensed products pursuant to the License Agreement. The leased space is leased on a month-to-month basis at a current monthly rental of $2,894. Although the lease was signed, the space is only 80% completed as of July 31, 2011. The Company also entered into a month to month lease agreement for $750 with SPI for renting offices in the Company’s Las Vegas corporate office.

Item 14.  Principal Accountant Fees and Services.

	Fiscal 2011	Fiscal 2010

Audit - Related Fees (1)	$42,000	$37,000
Tax Fees (2)	-	-
All Other Fees	-	-
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

3.1j
Certificate of Amendment to Articles of Incorporation, filed effective August 10, 2011. (Incorporated by reference to Exhibit 3.1j to the Company’s Current Report on Form 8-K, filed with the Commission on August 16, 2011.)

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

10.26
License Agreement, dated April 15, 2008, between the Company and Zingo, Inc. (now Sky Power Power, Inc.).(Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2008.)

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

10.29	Letter to the Sky Power Power, Inc., dated October 1, 2009, waiving default under April 14, 2008 License Agreement, filed herewith.

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

10.33	Promissory Note, payable to Frontline Asset Management, Inc., filed herewith.

10.34	Amendment to Promissory Note, dated October 11 , 2010, between the Company and Frontline Asset Management, Inc., filed herewith.

10.35	Amendment, dated as of October 11, 2010, to License Agreement, dated as of May 28, 2010, by and between the Company and Lithium Electric Vehicle Corp., filed herewith.

10.36	Amendment, dated as of October 12, 2010, to Loan Agreement, dated as of May 5, 2008, between the Company and Crystal Capital Investments, filed herewith.

10.37	Amendment, dated May 25, 2010, to License Agreement, dated April 14, 2008, between the Company and Sky Power Power, Inc., filed herewith.

10.38
Stock Purchase Warrant, dated April 19, 2011, issued to Starglow Asset, Inc. (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on June 14, 2011.)

10.39
Stock Purchase Warrant, dated April 19, 2011, issued to Winsor Capital, Inc. (Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on June 14, 2011.)

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

EV INNOVATIONS, INC.

Date: November 15, 2011	By:	/s/ Stacey Fling
Stacey Fling
Chief Executive Officer and Principal Financial Officer

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stacey Fling
Stacey Fling
President and C.E.O.
(President, Chief Executive Officer
Principal Financial Officer and Director)

Date: November 15, 2011

By:	/s/ Holly Roseberry
Holly Roseberry
(Director)

Date: November 15, 2011