Form 10-Q
period 2011-10-31
Li-ion Motors Corp.
filed 2011-12-15
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended October 31, 2011
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

On December 8, 2011, there were 32,088,513 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operation for the three months ended October 31, 2011 and 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Li-ion Motors Corp.
Consolidated Balance Sheets
(unaudited)

	October	July 31,
	2011	2011
Assets

Current assets:

Cash and cash equivalents	$284	$5,118
Notes receivable, net of allowance for doubtful accounts of $782,680 and $762,327 respectively	1,750,000	1,750,000
Inventories	466,690	380,558
Employee advances	-	-
Other current assets	246,694	193,893

Total current assets	2,463,668	2,329,569

Property and equipment, net	1,960,666	1,983,739

Deferred patent and trademark costs	36,583	35,858

Total assets	$4,460,917	$4,349,166

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:

Bank overdrafts	$2,540	$-
Accounts payable and accrued expenses	1,271,058	1,156,136
Current portion of long-term debt	855,000	399,407
Customer deposits	102,188	102,287
Deferred license agreement revenue	199,333	324,333

Total current liabilities	2,430,119	1,982,163

Long-term liabilities:

Long-term debt, less current portion	934,333	939,608
Deferred license agreement revenue, less current portion	1,327,083	1,370,833

Total liabilities	4,691,535	4,292,604

Commitments and contingencies	-	-

Stockholders' equity (deficiency)

Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 32,088,513 issued and
outstanding at October 31, 2011 and July 31, 2011, respectively.	52,088	52,088
Additional paid-in capital	62,613,779	62,613,779
Accumulated deficit	(62,867,331)	(62,580,108)
Accumulated other comprehensive loss	(9,154)	(9,197)

	(210,618)	76,562
Less: Treasury stock, 20,000,000 shares at cost	(20,000)	(20,000)

Stockholders' equity (deficiency) attributable to Li-ion Motors Corp.	(230,618)	56,562

Non-controlling interests	-	-
Stockholders' equity (deficiency)	(230,618)	56,562
Total stockholders' equity (deficiency)	(230,618)	56,562

Total liabilities and stockholders' equity (deficiency)	$4,460,917	$4,349,166

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	October 31,
	2011	2010
Revenue:
Sales	$3,568	$1,985
License agreement revenue	168,750	125,000
Total revenue	172,318	126,985

Costs and expenses:
Cost of sales	595	350
General and administrative	224,218	364,530
Research and development	255,866	481,977

Total costs and expenses	480,679	846,857

Loss from operations	(308,361)	(719,872)

Other (expenses) income:
Interest expense	(41,533)	(157,838)
Other income	62,671	2,443,291

Net earnings (loss) before provision for (benefit from) income taxes	(287,223)	1,565,581

Provision for (benefit from) income taxes	-	-

Net earnings (loss)	(287,223)	1,565,581

Less: Net earnings (loss) attributable to non-controlling interest	-	-

Net earnings (loss) attributable to Li-ion Motors Corp	$(287,223)	$1,565,581

Earnings (loss) per share - basic and diluted:
Earnings (loss) per common share attributable to Li-ion Motors Corp. common shareholders	$(0.01)	$0.05

Weighted average number of shares outstanding - basic and diluted	32,088,513	30,047,301

See accompanying notes to unaudited consolidated financial statements.

Li-ion Motors Corp.
Consolidated Statement of Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended
	October 31,
	2011	2010
Net earnings (loss)	$(287,223)	$1,565,581

Other comprehensive income
Currency translation adjustment	43	(400)

Comprehensive income (loss)	(287,180)	1,565,181

Comprehensive income (loss) attributable to noncontrolling interest	-	-

Comprehensive income (loss) attributable to Li-ion Motors Corp	$(287,180)	$1,565,181

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	October 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(287,223)	$1,565,581
Adjustments to reconcile net earnings (loss) to net cash utilized by operating activities
Depreciation	23,073	19,476
Provision for doubtful accounts	20,353	71,065
Licensing fees	(43,750)	-
Increase (decrease) in cash flows from changes in operating assets and liabilities
Inventories	(86,132)	-
Employee advances	-	7,300
Prepaid expenses and other current assets	(52,801)	(53,824)
Deferred patent and trademark costs	(725)	-
Bank overdraft	2,540	(14,104)
Accounts payable and accrued expenses	114,921	105,750
Customer deposits	(99)	-
Deferred revenue	(125,000)	(125,631)
Net cash provided by (used in) operating activities	(434,843)	1,575,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes receivable	(35,976)	(71,065)
Payments received on notes receivable	15,623	-
Proceeds from issuance of debt	475,027	560,835
Payments on debt	(24,708)	(474,621)
Advances from related parties	-	-
Payments to related parties	-	-
Net cash provided by (used in) financing activities	429,966	15,149

Effect of exchange rate changes on cash and cash equivalents	43	-

CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	(4,834)	1,590,762
Cash and cash equivalents at beginning of period	5,118	2,113

Cash and cash equivalents at end of period	$284	$1,592,875

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$9,411	$15,216
Income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
Consolidated Statement of Stockholders' Equity (Deficiency)
For the Periods Ended As Noted
(unaudited)

	Number of Common Shares	Common Shares $0.01 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Non-Controlling Interest	Comprehensive Income (Loss)	Total

Balance - August 1, 2010	30,047,301	$30,047	$56,758,511	$(62,699,029)	$(8,436)	$-	$-		$(5,918,907)

Issuance of stock for conversion of promissory notes	2,041,212	2,041	5,855,268	-	-	-	-		5,857,309
Common stock issued as collateral on loan	20,000,000	20,000	-	-	-	(20,000)	-		-
Foreign currency translation	-	-	-	-	(761)	-	-	$(761)	(761)
Net earnings	-	-	-	118,921	-	-	-	118,921	118,921
Comprehensive income								$118,160	-

Balance - July 31, 2011	52,088,513	52,088	62,613,779	(62,580,108)	(9,197)	(20,000)	-		56,562

Foreign currency translation	-	-	-	-	43	-	-	$43	43
Net earnings	-	-	-	(287,223)	-	-	-	(287,223)	(287,223)
Comprehensive income								$(287,180)	-

Balance - October 31, 2011	52,088,513	$52,088	$62,613,779	$(62,867,331)	$(9,154)	$(20,000)	$-		$(230,618)

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
Notes to Unaudited Consolidated Financial Statements
October 31, 2011

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

The license agreement consists of an annual fee of $500,000 for ten years and an additional $1,750,000 based on a valuation report prepared by an independent third party.  LEVC is required to pay $1 million of the license fee during year one for the initial two years and $500,000 each additional year.  The Company has received $732,666 from LEVC with a balance due of $267,334 as of October 31, 2011, which is now delinquent.  The Company has not reflected the amount due from LEVC but has recorded the amount received as deferred revenue and amortized the license fee income ratably over the period.  If LEVC does not pay the balance of the fee, the Company will record the receivable and establish a reserve for doubtful accounts.  The Company will continue to recognize license fee income ratably over the life of the agreement.

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

Basis of Presentation

 Going Concern

The Company’s financial statements for the quarter ended October 31, 2011, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company did not have any revenue from vehicle sales during the first quarter 2012.  Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses, as the Company continues to incur losses from operations.

Since its incorporation, the Company financed its operations through advances and loans from its controlling shareholders and in 2010, the Company received approximately $2.5 million as an award from Automotive XPrize. The Company expects to finance operations through the sale of equity or other investments as well as continued advances from shareholders for the foreseeable future, as the Company does not expect to receive significant revenue from vehicle sales until the required certifications have been received.  There is no guarantee that the Company will be successful in arranging financing on acceptable terms.

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

Note 2.  Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.  There were no significant changes to these accounting policies during the three months ended October 31, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentations.

Note 3. Notes Receivable

During the three months ended October 31, 2011, the Company advanced Sky Power Solutions Corp. (“SPS”) $35,976 of which $15,623  was repaid through a reimbursement for a leased employee.  During the three months ended October 31, 2010 the Company advanced SPS $71,065, of which none was repaid and the entire amount was reserved as an allowance for doubtful accounts .  As of October 31, 2011 and July 31, 2011, an allowance for doubtful accounts in the amount of $782,680 and $762,327, respectively, was recorded against the note receivable, reducing the amount to $0.

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

The Company has assessed whether the loan is impaired and collectability is assured.  LEVC is currently attempting to complete a registration in Germany.  The Company has the option, upon the completion of the registration, of converting the note into LEVC common stock.  LEVC believes the registration will be completed on or at December 31, 2011.  The Company will further assess the collectability of the loan at that time should the registration not be completed.  Management has determined no impairment existed at October 31, 2011.

The Company recognized interest income of $44,110, none of which has been received, in accordance to the terms of the LEVC Note for the three months ended October 31, 2011, all of which is included in other current assets as of October 31, 2011.  See Note 6 for further information.

Note 4. Inventories

Inventories consist of the following:

	October 31,	July 31,
	2011	2011
Raw Materials	$1,103	$1,103
Work-In-Progress	430,587	344,455
Finished Goods	35,000	35,000
	$466,690	$380,558

Raw materials, work in progress and finished goods for the quarter ended October 31, 2011, and year ended July 31, 2011, are related to the Company’s planned sales of electric powered vehicles.

 Note 5. Property and Equipment

Property and equipment consist of:

	October 31,	July 31,
	2011	2011
Building and Improvements	$1,292,276	$1,292,276
Equipment and Furniture and Fixtures	328,663	328,663
Vehicles	66,429	66,429
Software Costs	28,913	28,913
Land	700,000	700,000
	2,416,281	2,416,281

Less Accumulated Depreciation	(455,615)	(432,542)
Net Property and Equipment	$1,960,666	$1,983,739

Depreciation expense for the three months ended October 31, 2011 and 2010 was $23,073 and $19,476, respectively and is included in general and administrative expenses on the Company’s consolidated statement of operations.

Note 6. Other Current Assets

	October 31,	July 31,
	2011	2011

Retainers and Deposits	$4,957	$4,957
Deferred Product Asset	2,412	4,958
Prepaid Expenses	76,791	65,553
Interest Receivable	162,534	118,425

Total	$246,694	$193,893

The deferred product asset is for product liability costs that the Company prepared and amortized over the two year life in the amount of $23,182 and $20,636 as of October 31, 2011 and July 31, 2011, respectively and is included in accrued expenses-other.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other current liabilities at October 31, 2011 and July 31, 2011 consisted of:

	October 31,	July 31,
	2011	2011

Accounts Payable	$711,404	$608,623
Accounts Payable - Related Parties	25,336	28,029
Wages, Paid Leave and Payroll Related Taxes	326,390	259,122
Accrued Interest	29,366	8,403
Legal Settlements	168,951	171,750
Other	9,611	80,209

Total	$1,271,058	$1,156,136

Accounts payable due to related parties are reimbursable general and administrative expenses paid by the Company’s President and Consultant.

Note 8. Long-Term Debt

Long-term debt consists of:

	October 31,	July 31,
	2011	2011
5% Note payable to Bayview Loan Servicing, LLC, payable in monthly installments of $5,433 including interest, collateralized by real property due in full on or before March 2038 (1)	$949,112	$951,921

9.367% Note payable to Allegiance Direct Bank, payable in monthly installments of approximately $1,000, due in full on February 28, 2012 (2)	3,098	6,112

8.683% Note payable to Allegiance Direct Bank, payable in monthly installments of approximately $1,800, due in full on October 26, 2012 (3)	17,393	-

12% Note payable to Frontline Asset Management, payable in monthly installments of interest only, due in full on March 1, 2012 (4)	793,289	349,465

48.956% Note payable to Amicus Funding Group, LLC, payable in monthly installments of approximately $467, collateralized by real property due in full on September 1, 2013 (5)	6,878	7,394

26.85% Note payable to Treger Financial, payable in monthly installments of approximately $2,000, collateralized by real property due in full on June 1, 2012 (6)	19,563	24,123

	1,789,333	1,339,015
Less Current Portion	(855,000)	(399,407)
	$934,333	$939,608

Principal maturities for long-term debt are as follows for the first quarters ended October 31:

2012	$855,000
2013	22,413
2014	19,297
2015	20,301
2016	21,357
Thereafter	850,965
$1,789,333

(1) In November 2007, the Company refinanced a loan on its North Carolina building. The loan is with Bayview Loan Servicing, LLC (“Bayview”). On March 31, 2010, the Company entered into a stipulation agreement with Bayview which reduced the monthly payment to $5,349, including interest. On May 27, 2011, the Company entered into a loan adjustment agreement with Bayview which increased the unpaid liability by $9,043 to $953,316 and decreased the monthly payments to $5,433, including interest. In 2013, Bayview may step up the interest rate at that time.  The loan is set to mature on March 31, 2038.  Effective April 1, 2012, the interest rate adjusts to Prime plus 4.875%.  Interest rate changes are limited to 2% increase or decrease in any annual adjustments.  During the three months ended October 31, 2011 and 2010, the Company repaid $2,809 and $5,265, respectively. Interest expense for the three months ended October 31, 2011 and 2010, for Bayview Loan Servicing, LLC was $12,077 and $12,090, respectively.

(2) On February 28, 2011, the Company financed a general liability insurance policy with Allegiance Direct Bank for the period February 28, 2011 to February 28, 2012 for $13,351. The Company was required to make a down payment of $3,351 in February 2011 and monthly payments including interest of 9.4%. During the three months ended October 31, 2011 and 2010, the Company repaid $3,013and $2,925, respectively. Interest expense for the three months ended October 31, 2011 and 2010, paid to Allegiance Direct Bank is $115 and $232, respectively.

(3) On October 26, 2011, the Company financed a workman’s compensation liability insurance policy with Allegiance Direct Bank for the period October 26, 2011 to October 26, 2012 for $21,741. The Company was required to make a down payment of $4,348 in October 2011 and monthly payments including interest of 8.7% commencing November 2011.  The Company did not make any payments and no interest was incurred during the three months ended October 31, 2011.

(4) On February 26, 2010, the Company entered into a loan agreement with Frontline. The loan provides for payments to the Company of $2,000,000 with interest at a fixed annual rate of 12%.  On May 1, 2010, an Addendum to the original Promissory Note, dated February 26, 2010, was entered into which amended the term of the note to  provide for interest only payments, due on the last day of every month until maturity date March 30, 2011 when all principal and accrued interest shall be due and payable.  On April 11, 2011, Frontline assigned $850,279 of its debt to Winsor Capital, Inc. (“Winsor”). On April 19, 2011, Frontline partially assigned $437,309 to Kisumu S.A. (“Kisumu”) and Kisumu immediately converted the assigned note for 1,041,212 shares of Common Stock at a fair value price of $0.42 per share.  On April 19, 2011 Frontline assigned $420,000 to Eurolink Corporation (“Eurolink”) and Eurolink immediately converted the assigned note for 1,000,000 shares of Common Stock at a fair value price of $0.42 per share.

During the three months ended October 31, 2011 and 2010, the Company received advances totaling $457,634 and $560,835, respectively; and made payments of $13,811 and $466,431, respectively.  Interest expense for the three months ended October 31, 2011 and 2010, was $17,659 and $46,959, respectively.

(5) On March 11, 2011, the Company financed $7,992 for office equipment with Amicus Funding Group, LLC (“Amicus”) and monthly payments including interest of 48.956% are approximately $477.  During the three months ended October 31, 2011 and 2010, the Company repaid $515 and $0, respectively. Interest expense for the three months ended October 31, 2011 and 2010, was $885 and $0, respectively.

(6) On February 1, 2011, the Company financed $29,750 for production equipment with Treger Financial (“Treger”) and monthly payments including interest of 26.85% are approximately $2,000.  During the three months ended October 31, 2011 and 2010, the Company repaid $4,560 and $0, respectively. Interest expense for the three months ended October 31, 2011 and 2010, was $1,206 and $0, respectively.

(7) The Company entered into a Loan Agreement, dated as of July 14, 2011, with Cameo Properties LLC (the “Lender”) and was amended on October 14, 2011 (the “Amended Loan Agreement”). Each Note issued under the Amended Loan Agreement is due three years from the date of its issuance. The Amended Loan Agreement provides for loans to the Company of up to $750,000 (the “Loan”), with a minimum initial loan of $250,000 within 60 days of the date of the Loan Agreement, and up to an additional $500,000 within the first year and a half from execution of the Amended Loan Agreement. This is not a revolving facility, and any principal repaid by the Company will not be available for additional advances to the Company under the Amended Loan Agreement. The Company cannot, without the Lender’s consent prepay all or part of the Loan. The notes evidencing the installments of the loans bear interest payable monthly in arrears at the rate of 10% per annum, and mature and are due and payable three years from the date of issuance.

As of October 31, 2011, no funding transactions had taken place and there was a zero balance on the Note.

Note 9. Stockholders’ Equity (Deficiency)

On April 15, 2010, the Company entered into a loan agreement for $2,000,000 with Winsor. The entire loan amount was secured by 10,000,000 shares of the Company common stock.  On April 19, 2011, Winsor converted the entire $2,000,000 outstanding loan amount for the 10,000,000 collateralized common stock.

On April 19, 2011, Frontline partially assigned $437,309 to Kisumu S.A. (“Kisumu”) and Kisumu immediately converted the assigned note for 1,041,212 shares of Common Stock at a fair value price of $0.42 per share.  On April 19, 2011, Frontline assigned $420,000 to Eurolink Corporation (“Eurolink”) and Eurolink immediately converted the assigned note for 1,000,000 shares of Common Stock at a fair value price of $0.42 per share.

On April 19, 2011, Starglow, (formerly Crystal Capital Ventures) converted the entire $3,000,000 outstanding loan amount for the 7,500,000 collateralized shares.

On July 14, 2011, the Company entered into a Loan Agreement with Cameo Properties LLC. The loans under the Loan Agreement are secured by 20 million shares of our common stock held as treasury stock and will be issued to the Lender when the Company receives the initial advance on the note.  In the event of a reverse stock split or combination of shares, the number of shares of common stock constituting the Share Collateral will, immediately following such reverse stock split or combination of shares, be increased by a new issuance of common stock of the Company to that number of shares constituting the Share Collateral immediately prior to such reverse stock split or combination of shares. The certificates representing any share dividends that the Company pays during the term of the Loan with respect to the Shares being held in escrow shall be credited and delivered to the Lender and held by the Lender pursuant to the terms of the Loan Agreement.

Increase in Authorized Common Stock

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

Note 10.  Net Earnings (Loss) Per Common Share

The following table sets forth the reconciliation of the basic and diluted net earnings (loss) per common share computations for the three months ended October 31, 2011 and 2010.

	Three Months Ended
	October 31,
	2011	2010
Basic and Diluted Earnings (Loss) Per Share
Net Earnings (Loss) Ascribed to Common Shareholders - Basic and Diluted	$(287,223)	$1,565,581
Weighted Average Shares Outstanding - Basic and Diluted	32,088,513	30,047,301

Basic and Diluted Net Earnings (Loss) Per Common Share	$(0.01)	$0.05

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

Increase in Authorized Common Stock

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

Stock Option Plan

As of October 31, 2011, there are no shares of common stock remaining and available for issuance under the stock option plans.

Note 12. Income Taxes

The Company adopted the provisions of ASC 740, “Income Taxes” (“ASC 74”) on August 1, 2007. The implementation of ASC 740 did not impact the total amount of the Company’s liabilities for uncertain tax position.

The Company recorded no provisions for income taxes for the three months ended October 31, 2011 and 2010.

Note 13. Commitments and Contingencies

Lease Agreement

Effective April 16, 2008, SPS agreed to lease approximately 5,000 square feet of space in the Company’s North Carolina facility at a rental rate of $2,500 per month and the monthly rental to be escalated five (5%) percent annually beginning April 16, 2009.  The leased space is suitable for, and utilized by SPS for, SPS’s developmental and manufacturing operations for licensed products pursuant to the License Agreement. The leased space is leased on a month-to-month basis at a current monthly rental of $2,984. Although the lease was signed, the space is only 80% completed as of October 31, 2011. The Company also entered into a month to month lease agreement for $750 with SPS for renting offices in the Company’s Las Vegas corporate office.

Total rental income for the three months ended October 31, 2011 and 2010 was $10,931and $10,519, respectively.

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

Results of Operations for the Three Months Ended October 31, 2011

Electric Vehicle Operations

We did not have any sales for our electric vehicles during the three months ended October 31, 2011. Our only sales during the three months ended October 31, 2011, were for  vehicle parts which totaled $3,568.

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

The license agreement provides for an annual fee of $500,000 for ten years and an additional $1,750,000 based on a valuation report prepared by an independent third party.  LEVC is required to pay $1 million of the license fee during year one for the initial two years and $500,000 each additional year.  The Company has received $732,666 from LEVC with a balance due of $267,334 as of October 31, 2011, which is now delinquent.  The Company has not reflected the amount due from LEVC but has recorded the amount received as deferred revenue and amortized the license fee income ratably over the period.  License agreement revenue recognized for the three months ended October 31, 2011 and 2010, was $168,750 and $125,000, respectively. The Company will continue to recognize license fee income ratably over the life of the agreement.

Cost of Sales

Cost of sales as a percentage of net sales for the three months ended October 31, 2011, was approximately 17% as compared to approximately 18% during the same period in 2010.  Based on our historical review of costs, we expect that cost of sales in the future will remain in line on a percentage basis with our historic level of approximately 20%. As sales volumes and prices increase, costs should then reduce as a percentage of sales.

General and Administrative Expenses

General and administrative (“SG&A”) expenses decreased to $224,218 for the three months ended October 31, 2011, as compared to $364,530 during the same period in 2010. The decrease was attributable to:  (1) legal and professional fees of $60,564; (2) advertising and promotion expense of $18,732; (3) travel related expenses of $15,742; (4) salaries and wages of $14,499; (5) office expenditures of $5,546; and (6) other various expenses of $25,229.  Of all SG&A expenses the Company incurred during the first quarter 2011, the majority were charges that are expected to be recurring.

Research and Development Expenses

No set amount has been set aside for research and development (“R&D”), however, all projects and purchases require approval prior to  initiation. Salaries, payroll taxes, and benefits expensed to R&D for the three months ending October 31, 2011, amounted to $248,806 and $254,440 for year ending July 31, 2010. Parts and supplies, shipping charges, and battery management systems expensed to R&D were $7,060 and $5,630 for the three months ending October 31, 2011 and October 31, 2010, respectively. During the first quarter 2011, the Company began  to build two prototypes of its electric powered vehicles which increased R&D by $221,907.  We expect that research and development expenses will continue to remain substantial and grow as we aggressively move to bring products to market.

Interest Expense

Interest expense decreased to $41,533 for the three months ended October 31, 2011, as compared to $157,838 for 2010. The decrease was due to the conversion of debt to the Company’s common stock during the fiscal year 2011. Interest expense consists primarily of interest related to borrowings.

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

Other income for the three months ended October 31, 2011, consisted primarily of accounting fees and rental income from Sky Power for $18,431 and interest income from the LEVC Note of $44,110.

 Other income for the three months ended October 31, 2010, consisted of accounting fees and rental income from Superlattice for $18,019 and receipt of net proceeds of  $2,425,272 from XPrize.

Net Earnings (Loss)

Net loss attributable to common stockholders for the three months ended October 31, 2011 was $287,223, as compared to net earnings of $1,575,581 for the previous fiscal quarter. Basic and diluted loss attributable to common stockholders per share of common stock for the three months ended October 31, 2011 was $0.01 as compared to a gain of $0.05 for the previous fiscal quarter.

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

At October 31, 2011, we had liabilities of $4,691,535, as compared with $4,292,604at July 31, 2011; and working capital of $33,549 and stockholders' equity deficiency of $230,618.

Our property, plant and equipment decreased to $1,960,666 at October 31, 2011, as compared with $1,983,739 at July 31, 2011.

Net cash used in operating activities was $434,843 during the three months ended October 31, 2011, as compared with $1,575,613 provided for in 2010.  We did not have any investing activities during the three months ended October 31, 2011 and 2010.

During the three months ended October 31, 2011, from the issuance of a promissory note for a receivable, we advanced $35,976 to Sky Power and were repaid $15,623. During the three months ended October 31, 2011, we received net proceeds of $475,027 from the issuance of promissory notes for debt, and made repayments of  $24,708.  Total cash provided by financing activities in the three months ended October 31, 2011 was $429,666 as compared with $15,149 in 2010.

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

 Critical Accounting Issues

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.  There were no significant changes to these accounting policies during the three months ended October 31, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Li-ion Motors Corp.

Date: December 15, 2011	By:	/s/ Stacey Fling
Stacey Fling
Chief Executive Officer and Principal Financial Officer

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 15, 2011	By:	/s/ Stacey Fling
Stacey Fling
President
(President, Chief Executive Officer
Principal Financial Officer and Director)

Date: December 15, 2011	By:	/s/ Holly Roseberry
Holly Roseberry
Title
(Director)