Form 10-Q
period 2012-01-31
Li-ion Motors Corp.
filed 2012-03-21
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended January 31, 2012
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
(702) 940-9940 (Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par value $0.01 per share

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

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

On March 19, 2012, there were 26,423,455 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operation for the six months ended January 31, 2012 and 2011, are not necessarily indicative of the results for the entire fiscal year or for any other period.

Li-ion Motors Corp.
Consolidated Balance Sheets
(unaudited)

	January 31,	July 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$431	$5,118
Accounts receivable, net of allowance for doubtful accounts of $473,977 and $0, respectively	-	-
Notes receivable, net of allowance for doubtful accounts of $2,543,822, and $762,327, respectively	-	1,750,000
Inventories	209,947	380,558
Other current assets	55,761	193,893
Total current assets	266,139	2,329,569

Property and equipment, net	1,807,799	1,983,739
Deferred patent and trademark costs	36,733	35,858

Total assets	$2,110,671	$4,349,166

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Bank overdrafts	$806	$-
Accounts payable and accrued expenses	1,456,410	1,156,136
Current portion of long-term debt	334,571	399,407
Customer deposits	102,188	102,287
Deferred license agreement revenue	341,667	324,333
Total current liabilities	2,235,642	1,982,163

Long-term liabilities:
Long-term debt, less current portion	928,895	939,608
Deferred license agreement revenue, less current portion	1,283,333	1,370,833
Total liabilities	4,447,870	4,292,604

Commitments and contingencies	-	-
Stockholders' equity (deficiency)

Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 60,000,000 shares authorized, 26,418,322 issued and 6,418,322 outstanding at January 31, 2012 and July 31, 2011, respectively.	26,418	26,418
Additional paid-in capital	62,639,449	62,639,449
Accumulated deficit	(64,974,380)	(62,580,108)
Accumulated other comprehensive loss	(8,686)	(9,197)
	(2,317,199)	76,562
Less: Treasury stock, 20,000,000 shares at cost	(20,000)	(20,000)
Stockholders' equity (deficiency) attributable to Li-ion Motors Corp.	(2,337,199)	56,562

Non-controlling interests	-	-
Stockholders' equity (deficiency)	(2,337,199)	56,562
Total stockholders' equity (deficiency)	(2,337,199)	56,562

Total liabilities and stockholders' equity (deficiency)	$2,110,671	$4,349,166

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31		January 31
	2012	2011	2012	2011
Revenue:
Sales	$473,128	$2,486	$476,696	$4,472
License agreement revenue	168,750	125,000	337,500	250,000
Total revenue	641,878	127,486	814,196	254,472

Costs and expenses:
Cost of sales	257,452	16,303	258,047	16,653
General and administrative	2,396,441	517,840	2,620,659	882,370
Research and development	155,785	547,228	411,651	1,029,205

Total costs and expenses	2,809,678	1,081,371	3,290,357	1,928,228

Loss from operations	(2,167,800)	(953,885)	(2,476,161)	(1,673,756)

Other (expenses) income:
Interest expense	(32,309)	(144,883)	(73,842)	(302,721)
Other income	93,060	109,508	155,731	2,552,799

Net earnings (loss) before provision for (benefit from) income taxes	(2,107,049)	(989,260)	(2,394,272)	576,322

Provision for (benefit from) income taxes	-	-	-	-

Net earnings (loss)	(2,107,049)	(989,260)	(2,394,272)	576,322

Less: Net earnings (loss) attributable to non-controlling interest	-	-	-	-

Net earnings (loss) attributable to Li-ion Motors Corp	$(2,107,049)	$(989,260)	$(2,394,272)	$576,322

Earnings (loss) per share - basic and diluted:
Earnings (loss) per common share attributable to Li-ion Motors Corp. common shareholders	$(0.33)	$(0.16)	$(0.37)	$0.10

Weighted average number of shares outstanding - basic and diluted	6,418,322	6,010,079	6,418,322	6,010,079

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
Consolidated Statement of Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31		January 31
	2012	2011	2012	2011
Net earnings (loss)	$(2,107,049)	$(989,260)	$(2,394,272)	$576,322

Other comprehensive income
Currency translation adjustment	468	(535)	511	(135)

Comprehensive income (loss)	(2,106,581)	(989,795)	(2,393,761)	576,187

Comprehensive income (loss) attributable to noncontrolling interest	-	-	-	-

Comprehensive income (loss) attributable to Li-ion Motors Corp	$(2,106,581)	$(989,795)	$(2,393,761)	$576,187

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	January 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(2,394,272)	$576,322
Adjustments to reconcile net earnings (loss) to net cash utilized by operating activities
Depreciation	31,716	38,847
Loss on disposal of property and equipment	4,687	-
Provision for doubtful accounts	2,167,313	(5,131)
Licensing fees	(354,833)	-
Non-cash sale of property and equipment	139,537
Non-cash sale of inventories	255,000
Non-cash sale of electric vehicles	217,000
Increase (decrease) in cash flows from changes in operating assets and liabilities
Inventories	(84,389)	-
Employee advances	-	(1,103)
Prepaid expenses and other current assets	138,132	8,656
Deferred patent and trademark costs	(875)	(43,189)
Bank overdraft	806	(2,334)
Accounts payable and accrued expenses	300,274	(264,483)
Customer deposits	(99)	594
Deferred revenue	(66,000)	(251,262)
Net cash provided by (used in) operating activities	353,997	56,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes receivable	(54,539)	(109,279)
Payments received on notes receivable	22,984	114,410
Proceeds from issuance of debt	572,462	832,755
Payments on debt	(900,102)	(895,655)
Net cash provided by (used in) financing activities	(359,195)	(57,769)

Effect of exchange rate changes on cash and cash equivalents	511	(135)

CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	(4,687)	(987)
Cash and cash equivalents at beginning of period	5,118	2,113
Cash and cash equivalents at end of period	$431	$1,126

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$9,975	$319,724
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Property and equipment, inventories and electric vehicles exchanged for payment on debt	$611,537	$-

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
Consolidated Statement of Stockholders' Equity (Deficiency)
For the Periods Ended As Noted
(unaudited)

	Number of Common Shares	Common Shares $0.01 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Non-Controlling Interest	Comprehensive Income (Loss)	Total

Balance - August 1, 2010	6,010,079	$6,010	$56,782,548	$(62,699,029)	$(8,436)	$-	$-		$(5,918,907)

Issuance of stock for conversion of promissory notes	408,243	408	5,856,901	-	-	-	-		5,857,309
Common stock issued as collateral on loan	20,000,000	20,000	-	-	-	(20,000)	-		-
Foreign currency translation	-	-	-	-	(761)	-	-	$(761)	(761)
Net earnings	-	-	-	118,921	-	-	-	118,921	118,921
Comprehensive income								$118,160	-

Balance - July 31, 2011	26,418,322	26,418	62,639,449	(62,580,108)	(9,197)	(20,000)	-		56,562

Foreign currency translation	-	-	-	-	511	-	-	$511	511
Net earnings	-	-	-	(2,394,272)	-	-	-	-	(2,394,272)
Comprehensive income								$511	-

Balance - January 31, 2012	26,418,322	$26,418	$62,639,449	$(64,974,380)	$(8,686)	$(20,000)	$-		$(2,337,199)

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
Notes to Unaudited Consolidated Financial Statements
January 31, 2012

Note 1. Financial Statement Presentation

History and Nature of Business

Li-ion Motors Corp (formerly EV Innovations, Inc., the “Company”) was incorporated under the laws of the State of Nevada on April 12, 2000. The Company is currently looking for funding  in order to pursue the development and marketing of electric powered vehicles and products based on the advanced lithium battery technology it has developed.

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

Under the terms of the license agreement, SPS has agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the Licensed Products. To date, SPS has not met the minimum requirements in the development of technology, and therefore, is not in compliance with its obligations under this covenant of the license agreement.  The Company has advised SPS  that it will not give notice of default against them for their failure to comply with this covenant over the term of the License Agreement. SPS is currently working on developing a stand-alone solar generation system, and not pursuing the battery development system.

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

The license agreement consists of an annual fee of $500,000 for ten years and an additional $1,750,000 based on a valuation report prepared by an independent third party.  LEVC is required to pay $1 million of the license fee during year one for the initial two years and $500,000 each additional year.  The Company has received $732,666 from LEVC with a balance due of $267,334 as of January 31, 2012, which is now delinquent.  The Company has reflected the delinquent amount due from LEVC in its accounts receivable and has established a reserve for doubtful accounts for the entire amount. The Company has recorded the amount received and the receivable as deferred revenue and has amortized the license fee income ratably over the life of the agreement.

The Company is currently in discussions with LEVC regarding the delinquency.  LEVC is attempting to complete a public registration in Germany.  As part of the registration statement, LEVC is required to be current with the Company in connection with the annual license fees.

The note of $1,750,000 has been reflected on the books of the Company and the fee is being amortized over the life of the ten-year agreement. Due to the uncertainty of LEVC’s ability to complete the public registration in Germany and with LEVC having no assets to secure the note, the Company has recorded a reserve for doubtful accounts for the entire note amount of $1,750,000.

Effective January 3, 2012, the Company entered into a management agreement with Advanced Technology Services, Inc. (“ATS”).  The agreement stipulates that  (1) ATS is responsible for the supervision of all persons who perform compensated services on behalf of the Company. Except for the Company’s President and Director, ATS shall employ and/or enter into consultant contracts with all persons who perform compensated services on its behalf, on such terms and conditions as are consistent with its budget and other requirements of its funds. All such persons shall be employees and independent contractors of ATS and not of the Company and ATS shall be responsible for all income and payroll tax withholding and reporting.  (2) In administering funds, ATS will establish and maintain one or more bank accounts and will follow the same internal operating procedures regarding expense authorization and check writing procedures, including expense documentation requirements, as it follows for withdrawals of its own funds. (3) Maintenance of accurate, complete, and separate financial records, kept in accordance with generally accepted accounting principles, and ATS will prepare a monthly and a fiscal year-end balance sheet and income/expense statement for delivery to the Company within thirty (30) days after the close of the period. The Company may inspect any of its financial records at any reasonable time.  (4) Neither party shall be liable to the other party or to third parties for the acts or omissions of the other party. Each party shall indemnify, assume the defense of (if requested), and hold harmless the other party and its directors, officers, employees, and agents from every claim, loss, damage, injury, expense (including attorney’s fees), judgment, and liability of every kind, nature, and description (“Liability”) arising in whole or in part from the indemnifying party’s negligent, fraudulent, or illegal acts or omissions except, as to the party requesting indemnification, to the extent such Liability results in whole or in part from the unauthorized, negligent, fraudulent, or illegal act or omission of the party requesting indemnification. In recognition for its services, ATS will receive a 10% management fee based upon of all expenditures for the month.

Basis of Presentation

Going Concern

The Company’s financial statements for the quarter ended January 31, 2012, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses, as the Company continues to incur losses from operations.

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

On December 13, 2011, the Board of Directors unanimously approved an amendment to the Company’s Articles of Incorporation to decrease the authorized number of shares of common stock from 300 million shares, par value $.001 per share, to 60 million shares, par value $.001 per share.  The Company filed the amendment with the Secretary of State of Nevada on December 14, 2011.

Effective January 26, 2012, the Securities and Exchange Commission approved a one-for-five reverse split of the common stock.  All share and per share amounts have been restated to reflect the one-for-five reverse stock split.

Note 2.  Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.  There were no significant changes to these accounting policies during the three months ended January 31, 2012 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentations.

Note 3. Notes Receivable

During the six months ended January 31, 2012, the Company advanced Sky Power Solutions Corp. (“SPS”) $54,539 of which $22,984  was repaid through a reimbursement for a leased employee.  During the six months ended January 31, 2011, the Company advanced SPS $109,279, of which $114,410  was repaid ($74,000 in the form of cash and $40,410 in  reimbursement for a leased employee).  The entire amount was reserved as an allowance for doubtful accounts .  As of January 31, 2012 and July 31, 2011, an allowance for doubtful accounts in the amount of $793,882 and $762,327, respectively, was recorded against the note receivable, reducing the amount to $0.

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

LEVC is currently attempting to complete a public registration in Germany.  The Company has the option, upon the completion of the registration, of converting the note into LEVC common stock.  Due to the uncertainty of LEVC’s ability to complete the public registration in Germany and with LEVC having no assets to secure the note, the Company has recorded a reserve for doubtful accounts for the entire note amount of $1,750,000.

The Company recognized interest income of $88,219, none of which has been received, in accordance to the terms of the LEVC Note for the six months ended January 31, 2012.  The Company has reflected the amount due from LEVC in its accounts receivable and has established a reserve for doubtful accounts for the entire amount.

Note 4. Inventories

Inventories consist of the following:

	Janury 31,	July 31,
	2012	2011
Raw Materials	$1,103	$1,103
Work-In-Progress	208,844	344,455
Finished Goods	-	35,000
	$209,947	$380,558

Raw materials, work in progress and finished goods for the quarter ended January 31, 2012, and year ended July 31, 2011, are related to the Company’s planned sales of electric powered vehicles.

 Note 5. Property and Equipment

Property and equipment consist of:

	January 31,	July 31,
	2012	2011
Building and Improvements	$1,292,276	$1,292,276
Equipment and Furniture and Fixtures	4,827	328,663
Vehicles	-	66,429
Software Costs	-	28,913
Land	700,000	700,000
	1,997,103	2,416,281

Less Accumulated Depreciation	(189,304)	(432,542)
Net Property and Equipment	$1,807,799	$1,983,739

Depreciation expense for the three months ended January 31, 2012 and 2011, was $8,643and $19,372, respectively. Depreciation expense for the six months ended January 31, 2012 and 2011, was $31,716 and $38,847, respectively, and  is included in general and administrative expenses on the Company’s consolidated statement of operations.  During the three months ended January 31, 2012, the Company sold its equipment, furniture and fixtures, vehicles and software to Frontline Asset Management (“Frontline”) at net book value for $139,537 and was applied to our promissory note with Frontline (See Note 8).

Note 6. Other Current Assets

	January 31,	July 31,
	2012	2011

Retainers and Deposits	$4,957	$4,957
Deferred Product Asset	804	4,958
Prepaid Expenses	50,000	65,553
Interest Receivable	-	118,425

Total	$55,761	$193,893

The deferred product asset is for product liability costs that the Company prepared and amortized over the two year life in the amount of $24,132 and $20,636 as of January 31, 2012 and July 31, 2011, respectively and is included in accrued expenses-other.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other current liabilities at January 31, 2012 and July 31, 2011 consisted of:

	January 31,	July 31,
	2012	2011

Accounts Payable	$795,391	$608,623
Accounts Payable - Related Parties	25,117	28,029
Wages, Paid Leave and Payroll Related Taxes	449,456	259,122
Accrued Interest	20,938	8,403
Legal Settlements	158,951	171,750
Other	6,557	80,209

Total	$1,456,410	$1,156,136

Accounts payable due to related parties are reimbursable general and administrative expenses paid by the Company’s President and Consultant.

Note 8. Long-Term Debt

Long-term debt consists of:

	January	July 31,
	2012	2011
5% Note payable to Bayview Loan Servicing, LLC, payable in monthly installments of $5,433 including interest, collateralized by real property due in full on or before March 2038 (1)	$949,111	$951,921

9.367% Note payable to Allegiance Direct Bank, payable in monthly installments of approximately $1,000, due in full on February 28, 2012 (2)	-	6,112

12% Note payable to Frontline Asset Management, payable in monthly installments of interest only, due in full on March 1, 2013 (3)	38,293	349,465

48.956% Note payable to Amicus Funding Group, LLC, payable in monthly installments of approximately $467, collateralized by real property due in full on September 1, 2013 (4)	6,499	7,394

26.85% Note payable to Treger Financial, payable in monthly installments of approximately $2,000, collateralized by real property due in full on June 1, 2012 (5)	19,563	24,123

10% Note payable to Cameo Properties, LLC payable in monthly installments of interest only, due in full on December 27, 2014 (6)	250,000	-

	1,263,466	1,339,015
Less Current Portion	(334,571)	(399,407)
	$928,895	$939,608

Principal maturities for long-term debt are as follows for the second quarters ended January 31:

2013	$334,571
2014	21,708
2015	19,543
2016	20,560
2017	21,630
Thereafter	845,454
$1,263,466

(1) In November 2007, the Company refinanced a loan on its North Carolina building. The loan is with Bayview Loan Servicing, LLC (“Bayview”). On March 31, 2010, the Company entered into a stipulation agreement with Bayview which reduced the monthly payment to $5,349, including interest. On May 27, 2011, the Company entered into a loan adjustment agreement with Bayview which increased the unpaid liability by $9,043 to $953,316 and decreased the monthly payments to $5,433, including interest. In 2013, Bayview may step up the interest rate at that time.  The loan is set to mature on March 31, 2038.  Effective April 1, 2012, the interest rate adjusts to Prime plus 4.875%.  Interest rate changes are limited to 2% increase or decrease in any annual adjustments.  During the three months ended January 31, 2012 and 2011, the Company repaid $0 and $2,666, respectively. During the six months ended January 31, 2012 and 2011, the Company repaid $0 and $7,982, respectively.  On February 2, 2012, Bayview filed a Notice of Hearing on Foreclosure of Deed of Trust and Security Agreement with the Superior Court of Iredell County, North Carolina (See Note 13).

Interest expense for the three months ended January 31, 2012 and 2011, for Bayview was $12,083and $12,056, respectively. Interest expense for the six months ended January 31, 2012 and 2011, was $24,100 and $20,122, respectively.

(2) On February 28, 2011, the Company financed a general liability insurance policy with Allegiance Direct Bank (“Allegiance”) for the period February 28, 2011 to February 28, 2012 for $13,351. The Company was required to make a down payment of $3,351 in February 2011 and monthly payments including interest of 9.4%. During the three months ended January 31, 2012 and 2011, the Company repaid $0 and $2,075, respectively. During the six months ended January 31, 2012 and 2011, the Company repaid $3,013 and $5,000, respectively. The Company was unable to make the final three payments on the note and the Company’s general liability insurance was cancelled.  The remaining months unused in the policy was credited back to the note of $3,098, which left a zero balance due to Allegiance.

Interest expense for the three months ended January 31, 2012 and 2011, paid to Allegiance Direct Bank is $82 and $29, respectively. Interest expense for the six months ended January 31, 2012 and 2011, paid to Allegiance Direct Bank is $197 and $261, respectively.

(3) On February 26, 2010, the Company entered into a loan agreement with Frontline. The loan provides for payments to the Company of $2,000,000 with interest at a fixed annual rate of 12%.  On March 12, 2012, an Addendum to the original Promissory Note, dated February 26, 2010, was entered into which amended the term of the note to  provide for interest only payments, due on the last day of every month until maturity date March 1, 2013, when all principal and accrued interest shall be due and payable.  On April 11, 2011, Frontline assigned $850,279 of its debt to Winsor Capital, Inc. (“Winsor”). On April 19, 2011, Frontline partially assigned $437,309 to Kisumu S.A. (“Kisumu”) and Kisumu immediately converted the assigned note for 1,041,212 shares of Common Stock at a fair value price of $0.42 per share.  On April 19, 2011 Frontline assigned $420,000 to Eurolink Corporation (“Eurolink”) and Eurolink immediately converted the assigned note for 1,000,000 shares of Common Stock at a fair value price of $0.42 per share.  On December 27, 2011 Frontline assigned $250,000 to Cameo Properties, LLC.

During the three months ended January 31, 2012 and 2011, the Company received advances totaling $114,828 and $271,920, respectively; and made payments of $869,824 (in the form cash of $8,287; property and equipment of $139,537; electric vehicles of $217,000; inventories of $255,000; and an assignment to Cameo Properties of $250,000)  and $416,242, respectively.  During the six months ended January 31, 2012 and 2011, the Company received advances totaling $572,462 and $832,755, respectively; and made payments of $883,735 (in the form cash of $22,198; property and equipment of $139,537; electric vehicles of $217,000; inventories of $255,000; and an assignment to Cameo Properties of $250,000) and $882,673, respectively.

Interest expense for the three months ended January 31, 2012 and 2011, was $15,244 and $32,905, respectively . Interest expense for the six months ended January 31, 2012 and 2011, was $32,904 and $79,864, respectively.

(4) On March 11, 2011, the Company financed $7,992 for office equipment with Amicus Funding Group, LLC (“Amicus”) and monthly payments including interest of 48.956% are approximately $477.  During the three months ended January 31, 2012 and 2011, the Company repaid $380 and $0, respectively.  During the six months ended January 31, 2012 and 2011, the Company repaid $895 and $0, respectively.  The Company is in default on this note.

Interest expense for the three months ended January 31, 2012 and 2011, was $819 and $0, respectively. Interest expense for the six months ended January 31, 2012 and  2011, was $1,703 and $0, respectively.

(5) On February 1, 2011, the Company financed $29,750 for production equipment with Treger Financial (“Treger”) and monthly payments including interest of 26.85% are approximately $2,000.  During the three months ended January 31, 2012 and 2011, the Company repaid $0 and $0, respectively. During the six months ended January 31, 2012 and 2011, the Company repaid $4,560  and $0, respectively.  The Company is in default on this note.

Interest expense for the three months ended January 31, 2012 and 2011, was $871 and $0, respectively. Interest expense for the six months ended January 31, 2012 and 2011, was $2,077 and $0, respectively.

(6) The Company entered into a Loan Agreement, dated as of July 14, 2011, with Cameo Properties LLC (“Cameo”) and was amended on October 14, 2011 (the “Amended Loan Agreement”). Each Note issued under the Amended Loan Agreement is due three years from the date of its issuance. The Amended Loan Agreement provides for loans to the Company of up to $750,000 (the “Loan”), with a minimum initial loan of $250,000 within 60 days of the date of the Loan Agreement, and up to an additional $500,000 within the first year and a half from execution of the Amended Loan Agreement. This is not a revolving facility, and any principal repaid by the Company will not be available for additional advances to the Company under the Amended Loan Agreement. The Company cannot, without the Lender’s consent prepay all or part of the Loan. The notes evidencing the installments of the loans bear interest payable monthly in arrears at the rate of 10% per annum, and mature and are due and payable three years from the date of issuance. On December 27, 2011, Frontline assigned $250,000 of its receivable to Cameo.

Interest expense for the three months ended January 31, 2012 and 2011, was $2,937 and $0, respectively. Interest expense for the six months ended January 31, 2012 and 2011, was $2,937and $0, respectively.

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

On April 19, 2011, Starglow, converted the entire $3,000,000 outstanding loan amount for the 7,500,000 collateralized shares.

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

On December 13, 2011, by shareholder approval, the authorized shares of common stock shares were reduced from 300,000,000 to 65,000,000 shares.

Effective January 26, 2012, the Securities and Exchange Commission approved a one-for-five reverse split of the common stock.  Pursuant to the anti-dilution provisions in the Cameo Properties loan agreement the Company issued 16,000,000 shares to Cameo Properties, so they again held 20,00,000 post reverse stock split shares.

Increase/Decreases in Authorized Common Stock

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

On December 13, 2011, the Board of Directors unanimously approved an amendment to the Company’s Articles of Incorporation to decrease the authorized number of shares of common stock from 300 million shares, par value $.001 per share, to 60 million shares, par value $.001 per share.  The Company filed the amendment with the Secretary of State of Nevada on December 14, 2011.

Note 10.  Net Earnings (Loss) Per Common Share

The following table sets forth the reconciliation of the basic and diluted net earnings (loss) per common share computations for the three months ended January 31, 2012 and 2011.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Basic and Diluted Earnings (Loss) Per Share
Net Earnings (Loss) Ascribed to Common Shareholders - Basic and Diluted	$(2,107,049)	$(989,260)	$(2,394,272)	$576,322
Weighted Average Shares Outstanding - Basic and Diluted	6,418,322	6,010,079	6,418,322	6,010,079

Basic and Diluted Net Earnings (Loss) Per Common Share	$(0.33)	$(0.16)	$(0.37)	$0.10

Net loss per common share for the six months ended January 31, 2011, has been revised. All share and per share amounts have been restated to reflect the one-for-five reverse stock split as discussed in Note 9.

The amounts previously reported for the three months ended January 31, 2011, were as follows:

	Three Months Ended	Six Months Ended
	January 31, 2011	January 31, 2011
Basic and Diluted Loss Per Common Share	$(0.03)	$0.02

Weighted Average Number of Shares
Outstanding -Basic and Diluted	30,047,301	30,047,301

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

Stock Option Plan

As of January 31, 2012, there are no shares of common stock remaining and available for issuance under the stock option plans.

Note 12. Income Taxes

The Company adopted the provisions of ASC 740, “Income Taxes” (“ASC 74”) on August 1, 2007. The implementation of ASC 740 did not impact the total amount of the Company’s liabilities for uncertain tax position.

The Company recorded no provisions for income taxes for the six months ended January 31, 2012 and 2011.

Note 13. Commitments and Contingencies

Lease Agreement

Effective April 16, 2008, SPS agreed to lease approximately 5,000 square feet of space in the Company’s North Carolina facility at a rental rate of $2,500 per month and the monthly rental to be escalated five (5%) percent annually beginning April 16, 2009.  The leased space is suitable for, and utilized by SPS for, SPS’s developmental and manufacturing operations for licensed products pursuant to the License Agreement. The leased space is leased on a month-to-month basis at a current monthly rental of $2,984. Although the lease was signed, the space is only 80% completed as of January 31, 2012.

Total rental income for the three months ended January 31, 2012 and 2011, was $10,931 and $10,519, respectively. Total rental income for the six months ended January 31, 2012 and 2011, was $9,431 and $21,038,  respectively.

Effective January 3, 2012, ATS agreed to lease approximately 35,000 square feet of space in the Company’s North Carolina facility at a rental rate of $6,928 per month and the monthly rental to be escalated five (5%) percent annually beginning January 1, 2013.

Total rental income for the three months ended January 31, 2012 and 2011, was $6,928 and $0, respectively. Total rental income for the six months ended January 31, 2012 and 2011, was $6,928 and $0,  respectively

Management Agreement

Effective January 3, 2012, the Company entered into a management agreement with Advanced Technology Services, Inc. (“ATS”).  The agreement stipulates that  (1) ATS is responsible for the supervision of all persons who perform compensated services on behalf of the Company. Except for the Company’s President and Director, all such persons shall be employees and independent contractors of ATS and not of the Company.  (2) ATS will establish and maintain one or more bank accounts and will follow the same internal operating procedures regarding expense authorization and check writing procedures. (3) Maintenance of accurate, complete, and separate financial records, kept in accordance with generally accepted accounting principles.  (4) Neither party shall be liable to the other party or to third parties for the acts or omissions of the other party. . In recognition for its services, ATS will receive a 10% management fee based upon of all expenditures for the month.

Total management fee expense for the three months ended January 31, 2012 and 2011, was $3,024 and $0, respectively.  Total management fee expense for the six months ended January 31, 2012 and 2011, was $3,024 and $0, respectively.

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

Caudle & Spears has obtained a default judgment against the Company in Mecklenberg County, North Carolina, General Court, in the amount of $17,686. This law firm represented us in our litigation against Martin Koebler, a former employee, whom we successfully sued for return of Company property and other damages. The Company is in settlement negotiations with Caudle & Spears, since its judgment against Martin Koebler is still in the collection process. A payment agreement has been reached in the amount of $2,500 per month with no interest until paid.  The Company is not current with its payment arrangements and has a balance of $4,263 still due.

Internal Revenue Service (“IRS”) served the Company with a tax lien dated March 3, 2010 in the total amount of $251,928. Third quarter 2009 taxes are approximately $117,000, which are included in total due.  The Company has been served with an additional tax lien dated January 19, 2011, in the amount of  $2,925. The Company had a payment plan in place with IRS, however, the Company is four months in arrears in payments for a total of $10,000 due at January 31, 2012. Management is working with the local IRS office to try and revise the payment agreement.  The balance due on the most recent statement from the IRS is $524,372.

Tallman Hudders & Sorrentino has obtained a judgment in Lehigh County, Pennsylvania, on behalf of their client Javad Hajihadian, an individual.  Mr. Hajihadian had ordered and paid for, the first super car to be produced by Li-ion Motors in November 2008. The car was in the design stage when it was ordered.  Mr. Hajihadian’s attorney subsequently contacted  the Company to cancel his contract and have his payment refunded. The parties had reached a settlement agreement and the payment was being refunded with interest. The settlement agreement was for $102,500 and stipulated monthly payments of $10,250 commencing in July 2010.  Payments were made through November 2010, totaling $51,250, leaving a balance of five payments or $51,250 still due; which is reflected on the Company’s balance sheet under current liabilities. The Company became delinquent and Mr. Hajihadian proceeded with litigation and on February 4, 2011, a judgment was issued in his favor for $51,750. Management was deposed December 2011, and produced requested documents and information.

The Company’s facility in Mooresville North Carolina is financed through Bayview. The Company became delinquent with the mortgage payments and Bayview filed Foreclosure in Superior Court of Iredell County North Carolina. The hearing was March 13, 2012, and the attorneys for the Company attended the hearing to request a forbearance period so  a repayment schedule might be effected.  Bayview opposed the extension; due to prior extensions granted and previous times Bayview renegotiated the interest and reduced the rate. The Clerk of the Court granted 42 days, and a new hearing is set for April 24, 2012.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Three and Six months Ended January 31, 2012

Electric Vehicle Operations

Sales of our electric powered vehicles for the three months ended January 31, 2012 and 2011 were $472,000 and $0, respectively.  Vehicle parts sold during the three months ended January 31, 2012 and 2011 were $1,128 and $2,486, respectively.

 Sales of our electric powered vehicles for the six months ended January 31, 2012 and 2011 were $472,000 and $0, respectively. Vehicle parts sold during the six months ended January 31, 2012 and 2011 were $4,696 and $4,472, respectively.

We convert and manufacture vehicles in our developmental facility in Mooresville, North Carolina. Our highly qualified engineers oversee electrical and mechanical staff. This 40,000 square foot facility has office space,  room for manufacturing, conversions, storage and a battery lab that is leased to Sky Power, with the potential for future growth, enabling us to work on many projects and vehicles concurrently.

With the licenses of our lithium battery and electric vehicle technology described below, we are concentrating on sales of our vehicles.  Several nationwide newspaper advertising campaigns generated some orders for our vehicles, and an increase in inquiries about our electric vehicle products.

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

The license agreement consists of an annual fee of $500,000 for ten years and an additional $1,750,000 based on a valuation report prepared by an independent third party.  LEVC is required to pay $1 million of the license fee during year one for the initial two years and $500,000 each additional year.  The Company has received $732,666 from LEVC with a balance due of $267,334 as of January 31, 2012, which is now delinquent.  The Company has reflected the delinquent amount due from LEVC in its accounts receivable and has established a reserve for doubtful accounts for the entire amount. The Company has recorded the amount received and the receivable as deferred revenue and has amortized the license fee income ratably over the life of the agreement.

Cost of Sales

Cost of sales as a percentage of net vehicle sales for the three months ended January 31, 2012 was 54% compared to approximately 656% during the same period in 2011.  Cost of sales as a percentage of net vehicle sales for the six months ended January 31, 2012 was 54% compared to approximately 372% during the same period in 2011.   Based on our historical review of costs, we expect that cost of sales in the future will remain in line on a percentage basis with our historic level of approximately 20%. As sales volumes and prices increase, costs should then reduce as a percentage of sales.

General and Administrative Expenses

General and administrative (“SG&A”) expenses increased to $2,396,441 for the three months ended January 31, 2012, as compared to $517,840 during the same period in 2011. The increase was attributable to additional expenditures of bad debt of $2,311,375, which was offset by a reduction in: (1) advertising and marketing expense of $302,591; (2) travel related expenses of $45,707; (3) professional fees of $44,857; (4) insurance expense of $18,519; (5) warranty expense of $11,420;  and (6) other various expenses of $9,680.

SG&A expenses increased to $2,620,659 for the six months ended January 31, 2012, as compared to $882,370 during the same period in 2011. The increase was attributable to an additional expenditure of bad debt of $2,260,663, which was offset with reduction in: (1) advertising and marketing expense of $323,072; (2) professional fees of $81,279; (3) travel related expenses of $58,312; (4) insurance expense of $21,352; (5) warranty expense of $15,664;  and (6) other various expenses of $22,695.

Of all SG&A expenses the Company incurred during the first six months of 2012, the majority were charges that are expected to be recurring.

Research and Development Expenses

No set amount has been set aside for research and development (“R&D”), however, all projects and purchases require approval prior to  initiation. Salaries, payroll taxes, and benefits expensed to R&D for the three months ended January 31, 2012 and January 31, 2011, amounted to $151,013 and $388,426, respectively. Parts and supplies expensed to R&D was $4,772 and $13,381  for the three months ended January 31, 2012 and 2011, respectively. Shipping charges, battery management systems, and motor development costs were $0 and $37,948, for the three months ended January 31, 2012 and 2011, respectively. Costs associated with building two prototypes of our electric powered vehicles during the six months ended January 31, 2012 and January 31, 2011 was $0 and $107,473, respectively.

Salaries, payroll taxes, and benefits expensed to R&D for the six months ended January 31, 2012 and January 31, 2011, amounted to $399,819 and $642,865, respectively. Parts and supplies expensed to R&D was $11,832and $18,959 for the six months ended January 31, 2012 and 2011, respectively. Shipping charges, battery management systems, and motor development costs were $0and $48,000, for the six months ended January 31, 2012 and 2011, respectively. Costs associated with building two prototypes of our electric powered vehicles during the first six months of 2012 and 2011, increased R&D by $0 and $319,381, respectively.

We expect that research and development expenses will continue to remain substantial and grow as we aggressively move to bring products to market.

Interest Expense

Interest expense decreased to $32,309 for the three months ended January 31, 2012 as compared to $144,883 for 2011, and $73,842 for the six months ended January 31, 2012 as compared to $302,721 for 2011 due to the reduction of the Company’s debt. Interest expense consists primarily of interest related to borrowings.

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

Effective January 3, 2012, Advanced Technology Services, Inc. agreed to lease approximately 35,000 square feet of space in the Company’s North Carolina facility at a rental rate of $6,928 per month and the monthly rental to be escalated five (5%) percent annually beginning January 1, 2013.  Advance Technology Services has not paid any of the monthly rental fees to date.

Other income for the three months ended January 31, 2012 consists of (1) accounting fees and rental income from Sky Power for $16,931; (2) rental income from Advanced Tech of $6,928; (3) interest income from the LEVC note of $44,110; (4) forfeiture of customer deposit of $30,000; and (5) various other income of $130. Other income was reduced by $4,688 for loss from sale of assets and $351 for foreign exchange transactional expense.

Other income for the three months ended January 31, 2011 consists of accounting fees and rental income from Sky Power for $18,019 and forgiveness of debt of $111,321. Other income was reduced by $19,832 for foreign exchange transactional expense.

Other income for the six months ended January 31, 2012 consists of (1) accounting fees and rental income from Sky Power for $35,362; (2) rental income from Advanced Tech of $6,928; (3) interest income from the LEVC note of $88,219; (4) forfeiture of customer deposit of $30,000; and (5) various other income of $130. Other income was reduced by $4,688 for loss from sale of assets and $220 for foreign exchange transactional expense .

Other income for the six months ended January 31, 2011 consists of accounting fees and rental income from Sky Power for $36,038; receipt of net proceeds of  $2,425,272 from XPrize; and forgiveness of debt of $111,321.  Other income was reduced by $19,832 for foreign exchange transactional expense.

Net Earnings (Loss)

Net loss attributable to common stockholders for the three months ended January 31, 2012 was $2,107,049 compared to $989,260 for the previous fiscal quarter. Basic and diluted loss attributable to common stockholders per share of common stock for the three months ended January 31, 2012 was $0.33 as compared to $0.16 for the previous fiscal quarter.

Net earnings attributable to common stockholders for the six months ended January 31, 2012 was $2,394,272 compared to a net loss of $576,322 for the previous fiscal quarter. Basic and diluted loss attributable to common stockholders per share of common stock for the six months ended January 31, 2012 was $0.37 as compared to a gain of $0.10 for the previous fiscal quarter.

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

At January 31, 2012, we had liabilities of $4,447,870, as compared with $4,292,604at July 31, 2011; and working capital deficiency of $1,969,503 and stockholders' equity deficiency of $2,337,199.

Our property, plant and equipment decreased to $1,807,799 at January 31, 2012, as compared with $1,983,739 at July 31, 2011.

Net cash provided by operating activities was $353,997 during the six months ended January 31, 2012, as compared with $56,917 provided for in 2011.  We did not have any investing activities during the six months ended January 31, 2012 and 2011.

During the six months ended January 31, 2012, from the issuance of a promissory note for a receivable, we advanced $54,539 to Sky Power and were repaid $22,984. During the six months ended January 31, 2012, we received net proceeds of $572,462 from the issuance of promissory notes for debt, and made repayments of  $900,102 (of which $611,537 was repaid by selling the Company’s property and equipment, inventories and electric vehicles to Frontline).  Total cash used in financing activities for the six months ended January 31, 2012 was $359,195 as compared with $57,769 in 2011.

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

On February 26, 2010, the Company entered into a loan agreement with Frontline. The loan provides for payments to the Company of $2,000,000 with interest at a fixed annual rate of 12%.  On March 1, 2012, an Addendum to the original Promissory Note, dated February 26, 2010, was entered into which amended the term of the note to  provide for interest only payments, due on the last day of every month until maturity date March 30, 2013, when all principal and accrued interest shall be due and payable.  On April 11, 2011, Frontline assigned $850,279 of its debt to Winsor Capital, Inc. (“Winsor”). On April 19, 2011, Frontline partially assigned $437,309 to Kisumu S.A. (“Kisumu”) and Kisumu immediately converted the assigned note for 1,041,212 shares of Common Stock at a fair value price of $0.42 per share.  On April 19, 2011 Frontline assigned $420,000 to Eurolink Corporation (“Eurolink”) and Eurolink immediately converted the assigned note for 1,000,000 shares of Common Stock at a fair value price of $0.42 per share.  On December 27, 2011 Frontline assigned $250,000 to Cameo Properties, LLC.

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

On July 14, 2011, the Company entered into a Loan Agreement with Cameo Properties LLC (“Cameo”) and was amended on October 14, 2011 (the “Amended Loan Agreement”). Each Note issued under the Amended Loan Agreement is due three years from the date of its issuance. The Amended Loan Agreement provides for loans to the Company of up to $750,000 (the “Loan”), with a minimum initial loan of $250,000 within 60 days of the date of the Loan Agreement, and up to an additional $500,000 within the first year and a half from execution of the Amended Loan Agreement. This is not a revolving facility, and any principal repaid by the Company will not be available for additional advances to the Company under the Amended Loan Agreement. The Company cannot, without the Lender’s consent prepay all or part of the Loan. The notes evidencing the installments of the loans bear interest payable monthly in arrears at the rate of 10% per annum, and mature and are due and payable three years from the date of issuance. On December 27, 2011, Frontline assigned $250,000 of its receivable to Cameo.  Pursuant to the anti-dilution provisions in the Amended Loan Agreement, the Company has issued 20,000,000 shares to Cameo Properties as collateral.

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

 Critical Accounting Issues

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.  There were no significant changes to these accounting policies during the six months ended January 31, 2012, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

ITEM 4 (T). Controls and Procedures

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

ITEM 1. Legal Proceedings

Other than as described below, we are not a party to any material legal proceedings  and to  our  knowledge,  no  such  proceedings  are  threatened  or contemplated.

Caudle & Spears v. EV Innovations, Inc.

Caudle & Spears has obtained a default judgment against the Company in Mecklenberg County, North Carolina, General Court, in the amount of $17,686. This law firm represented us in our litigation against Martin Koebler, a former employee, whom we successfully sued for return of Company property and other damages. The Company is in settlement negotiations with Caudle & Spears, since its judgment against Martin Koebler is still in the collection process. A payment agreement has been reached in the amount of $2,500 per month with no interest until paid.  The Company is not current with its payment arrangements and has a balance of $4,263 still due.

Internal Revenue Service

Internal Revenue Service (“IRS”) served the Company with a tax lien dated March 3, 2010 in the total amount of $251,928. Third quarter 2009 taxes are approximately $117,000, which are included in total due.  The Company has been served with an additional tax lien dated January 19, 2011, in the amount of  $2,925. The Company had a payment plan in place with IRS, however, the Company is four months in arrears in payments for a total of $10,000 due at January 31, 2012. Management is working with the local IRS office to try and revise the payment agreement.  The balance due on the most recent statement from the IRS is $524,372.

Javad Hajihadian

Javad Hajihadian, an individual.  Mr. Hajihadian had ordered and paid for, the first super car to be produced by Li-ion Motors in November 2008. The car was in the design stage when it was ordered,.  Mr. Hajihadian’s attorney subsequently contacted the Company to cancel his contract and have his payment refunded. The parties had reached a settlement agreement and the payment was being refunded with interest. The settlement agreement was for $102,500 and stipulated monthly payments of $10,250 commencing in July 2010.  Payments were made through November 2010, totaling $51,250, leaving a balance of five payments or $51,250 still due; which is reflected on the Company’s balance sheet under current liabilities. The Company became delinquent and Mr. Hajihadian proceeded with litigation and on February 4, 2011, a judgment was issued in his favor for $51,750. Management was deposed December 2011, and produced requested documents and information.

Bayview Loan Servicing, LLC

The Company’s facility in Mooresville North Carolina is financed through Bayview Loan Servicing. The Company became delinquent with the mortgage payments and Bayview filed Foreclosure in Superior Court of Iredell County North Carolina. The hearing was March 13, 2012, and the attorneys for the Company attended the hearing to request a forbearance period so  a repayment schedule might be effected.  Bayview opposed the extension; due to prior extensions granted and previous times Bayview renegotiated the interest and reduced the rate. The Clerk of the Court granted 42 days, and a new hearing is set for April 24, 2012.

ITEM 6. Exhibits

31	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
32	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In  accordance  with  Section 13 or 15(d) of the Exchange  Act,  the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Li-ion Motors Corp.

Date: March 21, 2012	By:	/s/ Stacey Fling
Stacey Fling
Chief Executive Officer and Principal Financial Officer

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stacey Fling
Stacey Fling
President
(President, Chief Executive Officer
Principal Financial Officer and Director)

Date: March 21, 2012