Form 10-Q
period 2012-04-30
Li-ion Motors Corp.
filed 2012-06-12
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended April 30, 2012
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

On May 19, 2012, there were 26,423,470 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operation for the nine months ended April 30, 2012 and 2011, are not necessarily indicative of the results for the entire fiscal year or for any other period.

Li-ion Motors Corp.
Consolidated Balance Sheets
(unaudited)

	April 30,	July 31,
	2012	2011
Assets

Current assets:

Cash and cash equivalents	$127	$5,118
Accounts receivable, net of allowance for doubtful accounts of $517,128 and $0, respectively	-	-
Notes receivable, net of allowance for doubtful accounts of $2,448,208, and $762,327, respectively	-	1,750,000
Inventories	244,947	380,558
Other current assets	53,657	193,893

Total current assets	298,731	2,329,569

Property and equipment, net	1,804,119	1,983,739

Deferred patent and trademark costs	37,263	35,858

Total assets	$2,140,113	$4,349,166

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:

Accounts payable and accrued expenses	$1,673,278	$1,156,136
Current portion of long-term debt	572,829	399,407
Customer deposits	102,188	102,287
Deferred license agreement revenue	216,661	324,333

Total current liabilities	2,564,956	1,982,163

Long-term liabilities:

Long-term debt, less current portion	923,280	939,608
Deferred license agreement revenue, less current portion	1,239,589	1,370,833

Total liabilities	4,727,825	4,292,604

Commitments and contingencies	-	-

Stockholders' equity (deficiency)

Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 60,000,000 shares authorized, 26,423,470 and 26,423,470 issued and 26,423,470 and 6,423,470 outstanding at April 30, 2012 and July 31, 2011, respectively.	26,423	26,423
Additional paid-in capital	62,619,444	62,639,444
Accumulated deficit	(65,224,775)	(62,580,108)
Accumulated other comprehensive loss	(8,804)	(9,197)

	(2,587,712)	76,562
Less: Treasury stock, 20,000,000 shares at cost at July 31, 2011	-	(20,000)

Stockholders' equity (deficiency) attributable to Li-ion Motors Corp.	(2,587,712)	56,562

Non-controlling interests	-	-
Stockholders' equity (deficiency)	(2,587,712)	56,562
Total stockholders' equity (deficiency)	(2,587,712)	56,562

Total liabilities and stockholders' equity (deficiency)	$2,140,113	$4,349,166

See accompanying notes to unaudited consolidated financial statements.

Li-ion Motors Corp.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
Revenue:
Sales	$(217,000)	$2,041	$259,696	$6,513
License agreement revenue	168,750	285,416	506,250	535,417
Total revenue	(48,250)	287,457	765,946	541,930

Costs and expenses:
Cost of sales	(36,871)	587	221,176	17,240
General and administrative	82,334	420,563	2,702,993	1,302,933
Loss on disposal of property and equipment	128,702	-	133,390	-
Research and development	73,986	(81,712)	485,637	947,493

Total costs and expenses	248,151	339,438	3,543,196	2,267,666

Loss from operations	(296,401)	(51,981)	(2,777,250)	(1,725,735)

Other (expenses) income:
Interest expense	(34,220)	(105,504)	(108,062)	(408,226)
Other income	89,602	103,528	240,645	2,656,506

Net earnings (loss) before provision for (benefit from) income taxes	(241,019)	(53,957)	(2,644,667)	522,544

Provision for (benefit from) income taxes	-	-	-	-

Net earnings (loss)	(241,019)	(53,957)	(2,644,667)	522,544

Less: Net earnings (loss) attributable to non-controlling interest	-	-	-	-

Net earnings (loss) attributable to Li-ion Motors Corp	$(241,019)	$(53,957)	$(2,644,667)	$522,544

Earnings (loss) per share - basic and diluted:
Earnings (loss) per common share attributable to Li-ion Motors Corp. common shareholders	$(0.01)	$(0.01)	$(0.10)	$0.09

Weighted average number of shares outstanding - basic and diluted	26,423,470	6,065,817	26,423,470	6,028,250

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
Consolidated Statement of Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
Net earnings (loss)	$(241,019)	$(53,957)	$(2,644,667)	$522,544

Other comprehensive income
Currency translation adjustment	(118)	180	393	44

Comprehensive income (loss)	(241,137)	(53,777)	(2,644,274)	522,588

Comprehensive income (loss) attributable to noncontrolling interest	-	-	-	-

Comprehensive income (loss) attributable to Li-ion Motors Corp	$(241,137)	$(53,777)	$(2,644,274)	$522,588

See accompanying notes to unaudited consolidated financial statements.

Li-ion Motors Corp.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	April 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(2,644,667)	$522,544
Adjustments to reconcile net earnings (loss) to net cash utilized by operating activities
Depreciation	41,816	50,857
Loss on disposal of property and equipment	133,390	-
Provision for doubtful accounts	2,071,639	8,110
Interest income	-	(74,315)
Licensing fees	(398,577)	(160,417)
Non-cash sale of inventories	(255,000)	-
Increase (decrease) in cash flows from changes in operating assets and liabilities
Inventories	135,611	(355,765)
Employee advances	-	9,537
Prepaid expenses and other current assets	140,236	(40,004)
Deferred patent and trademark costs	(1,405)	(14,867)
Bank overdraft	-	(14,104)
Accounts payable and accrued expenses	517,141	(310,433)
Customer deposits	(99)	2,188
Deferred revenue	(232,673)	(376,287)
Net cash used in operating activities	(492,588)	(752,956)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	(140,704)
Net cash used in investing activities	-	(140,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes receivable	(71,364)	(176,959)
Payments received on notes receivable	22,991	168,849
Proceeds from issuance of debt	575,555	2,002,423
Payments on debt	(39,978)	(1,102,298)
Net cash provided by financing activities	487,204	892,015

Effect of exchange rate changes on cash and cash equivalents	393	(133)

CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	(4,991)	(1,778)
Cash and cash equivalents at beginning of period	5,118	2,113

Cash and cash equivalents at end of period	$127	$335

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$18,008	$321,407
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Property and equipment and inventories exchanged for payment on debt	$259,415	$-
Assignment of debt from Frontline Asset Management to Cameo Properties, LLC	$250,000	$-
Assignment of note receivable with Sky Power Solutions Corp. to Frontline Asset Management debt	$112,500	$-
Shares issued for debt	$-	$5,857,309

See accompanying notes to unaudited consolidated financial statements

Li-ion Motors Corp.
Consolidated Statement of Stockholders' Equity (Deficiency)
For the Periods Ended As Noted
(unaudited)

	Number of Common Shares	Common Shares $0.01 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Non-Controlling Interest	Comprehensive Income (Loss)	Total

Balance - August 1, 2010	6,015,227	$6,015	$56,782,543	$(62,699,029)	$(8,436)	$-	$-		$(5,918,907)

Issuance of stock for conversion of promissory notes	408,243	408	5,856,901	-	-	-	-		5,857,309
Common stock issued as collateral on loan	20,000,000	20,000	-	-	-	(20,000)	-		-
Foreign currency translation	-	-	-	-	(761)	-	-	$(761)	(761)
Net earnings	-	-	-	118,921	-	-	-	118,921	118,921
Comprehensive income								$118,160	-

Balance - July 31, 2011	26,423,470	26,423	62,639,444	(62,580,108)	(9,197)	(20,000)	-		56,562

Common stock issued as collateral on loan released to lender	-	-	(20,000)	-	-	20,000	-		-
Foreign currency translation	-	-	-	-	393	-	-	$393	393
Net earnings	-	-	-	(2,644,667)	-	-	-	-	(2,644,667)
Comprehensive income								$393	-

Balance - April 30, 2012	26,423,470	$26,423	$62,619,444	$(65,224,775)	$(8,804)	$-	$-		$(2,587,712)

See accompanying notes to unaudited consolidated financial statements.

Li-ion Motors Corp.
Notes to Unaudited Consolidated Financial Statements
April 30, 2012

Note 1. Financial Statement Presentation

History and Nature of Business

Li-ion Motors Corp. (formerly EV Innovations, Inc., the “Company”) was incorporated under the laws of the State of Nevada on April 12, 2000. The Company is currently looking for funding  in order to pursue the development and marketing of electric powered vehicles and products based on the advanced lithium battery technology it has developed.

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

Effective April 15, 2008, the Company entered into a License Agreement (“License Agreement”) with SPS providing for their license to SPS of their patent applications and technologies for rechargeable lithium ion batteries for electric vehicles and other applications (“Licensed Products”). Under the License Agreement, the Company has the right to purchase their requirements of lithium ion batteries from SPS, and their requirements of lithium ion batteries shall be supplied by SPS in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of SPS. The Company’s cost for lithium ion batteries purchased from SPS shall be SPS’s actual manufacturing costs for such batteries for the fiscal quarter of SPS in which the Company’s purchase takes place.  On May 25, 2010, the license agreement was amended to reflect Sky Power’s territory would only be the United States and U.S. possessions and territories and we can license to other companies in other parts of the world. The Company issued a license to a firm for the rights in Canada in 2010.

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

The license agreement consists of an annual fee of $500,000 for ten years and an additional $1,750,000 based on a valuation report prepared by an independent third party.  LEVC is required to pay $1 million of the license fee during year one for the initial two years and $500,000 each additional year.  The Company has received $732,666 from LEVC with a balance due of $267,334 as of April 30, 2012, which is now delinquent.  The Company has reflected the delinquent amount due from LEVC in its accounts receivable and has established a reserve for doubtful accounts for the entire amount. The Company has recorded the amount received and the receivable as deferred revenue and has amortized the license fee income ratably over the life of the agreement.

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

Basis of Presentation

Going Concern

The Company’s financial statements for the nine months ended April 30, 2012, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses, as the Company continues to incur losses from operations.

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

Common Stock

On June 24, 2011, the Board of Directors unanimously approved an amendment to the Company’s Articles of Incorporation to decrease the authorized number of shares of common stock from 100 million shares, par value $.001 per share, to 300 million shares, par value $.001 per share.  The Company filed the amendment with the Secretary of State of Nevada on August 10, 2011, after mailing a Definitive Information Statement to the Company’s stockholders and the amendment was effective August 10, 2011.

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

Note 2.  Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.  There were no significant changes to these accounting policies during the three months ended April 30, 2012 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentations.

Note 3. Notes Receivable

During the nine months ended April 30, 2012, the Company advanced Sky Power Solutions Corp. (“SPS”) $71,364.  The advances were reduced by $22,991 in payments through a reimbursement for a leased employee and $112,500 through an assignment of debt to Frontline Asset Management (“Frontline”).  During the nine months ended April 30, 2011, the Company advanced SPS $176,959 of which $168,849  was repaid ($74,000 in the form of cash and $94,849 in  reimbursement for a leased employee).   The entire amount was reserved as an allowance for doubtful accounts .  As of April 30, 2012 and July 31, 2011, an allowance for doubtful accounts in the amount of $698,208 and $762,327, respectively, was recorded against the note receivable, reducing the amount to $0.

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

The Company recognized interest income of $131,370, none of which has been received, in accordance to the terms of the LEVC Note for the nine months ended April 30, 2012.  The Company has reflected the amount due from LEVC in its accounts receivable and has established a reserve for doubtful accounts for the entire amount.

Note 4. Inventories

Inventories consist of the following:

	April 30,	July 31,
	2012	2011
Raw Materials	$1,103	$1,103
Work-In-Progress	208,844	344,455
Finished Goods	35,000	35,000
	$244,947	$380,558

Raw materials, work in progress and finished goods for the quarter ended April 30, 2012, and year ended July 31, 2011, are related to the Company’s planned sales of electric powered vehicles.

Note 5. Property and Equipment

Property and equipment consist of:

	April 30,	July 31,
	2012	2011
Building and Improvements	$1,292,276	$1,292,276
Equipment and Furniture and Fixtures	4,827	328,663
Vehicles	66,429	66,429
Software Costs	-	28,913
Land	700,000	700,000
	2,063,532	2,416,281

Less Accumulated Depreciation	(259,413)	(432,542)
Net Property and Equipment	$1,804,119	$1,983,739

Depreciation expense for the three months ended April 30, 2012 and 2011, was $10,100 and $12,010, respectively. Depreciation expense for the nine months ended April 30, 2012 and 2011, was $41,816and $50,857, respectively, and  is included in general and administrative expenses on the Company’s consolidated statement of operations.  During the three months ended April 30, 2012, the Company evaluated its current fixed asset inventory of equipment, furniture and fixtures, and software and wrote off $137,804 due to being obsolete.  This was offset by $4,415 the Company received from Frontline for various equipment.

Note 6. Other Current Assets

	April 30,	July 31,
	2012	2011

Retainers and Deposits	$3,657	$4,957
Deferred Product Asset	-	4,958
Prepaid Expenses	50,000	65,553
Interest Receivable	-	118,425

Total	$53,657	$193,893

The deferred product asset is for product liability costs that the Company prepared and amortized over the two year life in the amount of $24,936 and $20,636 as of April 30, 2012 and July 31, 2011, respectively and is included in accrued expenses-other.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other current liabilities at April 30, 2012 and July 31, 2011 consisted of:

	April 30.	July 31,
	2012	2011

Accounts Payable	$917,574	$608,623
Accounts Payable - Related Parties	27,971	28,029
Wages, Paid Leave and Payroll Related Taxes	482,059	259,122
Accrued Interest	86,723	8,403
Legal Settlements	158,951	171,750
Other	-	80,209

Total	$1,673,278	$1,156,136

Accounts payable due to related parties are reimbursable general and administrative expenses paid by the Company’s President and Consultant.

Note 8. Long-Term Debt

Long-term debt consists of:

	April 30,	July 31,
	2012	2011
5% Note payable to Bayview Loan Servicing, LLC, payable in monthly installments of $5,433 including interest, collateralized by real property due in full on or before March 2038 (1)	$946,279	$951,921

9.367% Note payable to Allegiance Direct Bank, payable in monthly installments of approximately $1,000, due in full on February 28, 2012 (2)	-	6,112

12% Note payable to Frontline Asset Management, payable in monthly installments of interest only, due in full on March 30, 2013 (3)	273,768	349,465

48.956% Note payable to Amicus Funding Group, LLC, payable in monthly installments of approximately $467, collateralized by real property due in full on September 1, 2013 (4)	6,499	7,394

26.85% Note payable to Treger Financial, payable in monthly installments of approximately $2,000, collateralized by real property due in full on June 1, 2012 (5)	19,563	24,123

10% Note payable to Cameo Properties, LLC payable in monthly installments of interest only, due in full on December 27, 2014 (6)	250,000	-

	1,496,109	1,339,015
Less Current Portion	(572,829)	(399,407)
	$923,280	$939,608

Principal maturities for long-term debt are as follows for the second quarters ended April 30:

2013	$572,829
2014	20,887
2015	19,793
2016	20,822
2017	21,906
Thereafter	839,872
$1,496,109

(1) In November 2007, the Company refinanced a loan on its North Carolina building. The loan is with Bayview Loan Servicing, LLC (“Bayview”). On March 31, 2010, the Company entered into a stipulation agreement with Bayview which reduced the monthly payment to $5,349, including interest. On May 27, 2011, the Company entered into a loan adjustment agreement with Bayview which increased the unpaid liability by $9,043 to $953,316 and decreased the monthly payments to $5,433, including interest. In 2013, Bayview may step up the interest rate at that time.  The loan is set to mature on March 31, 2038.  Effective April 1, 2012, the interest rate adjusts to Prime plus 4.875%.  Interest rate changes are limited to 2% increase or decrease in any annual adjustments.  During the three months ended April 30, 2012 and 2011, the Company repaid $2,893 and $7,932, respectively. During the nine months ended April 30, 2012 and 2011, the Company repaid $5,642 and $12,005, respectively.  On March 26, 2012, Bayview agreed to a repayment plan in which the Company is required to pay an additional $5,000 per month for the next nine months or through January 5, 2013.  The Company is in default of this note.

Interest expense for the three months ended April 30, 2012 and 2011, for Bayview was $12,077 and $12,005, respectively. Interest expense for the nine months ended April 30, 2012 and 2011, was $36,068 and $32,127, respectively.

(2) On February 28, 2011, the Company financed a general liability insurance policy with Allegiance Direct Bank (“Allegiance”) for the period February 28, 2011 to February 28, 2012 for $13,351. The Company was required to make a down payment of $3,351 in February 2011 and monthly payments including interest of 9.4%. During the three months ended April 30, 2012 and 2011, the Company repaid $0 and $2,075, respectively. During the nine months ended April 30, 2012 and 2011, the Company repaid $3,013 and $5,000, respectively. The Company was unable to make the final three payments on the note and the Company’s general liability insurance was cancelled.  The remaining months unused in the policy was credited back to the note of $3,098, which left a zero balance due to Allegiance.

Interest expense for the three months ended April 30, 2012 and 2011, paid to Allegiance Direct Bank is $0 and $231, respectively. Interest expense for the nine months ended April 30, 2012 and 2011, paid to Allegiance Direct Bank is $197 and $492, respectively.

(3) On February 26, 2010, the Company entered into a loan agreement with Frontline Asset Management, Inc. ("Frontline"). The loan provides for payments to the Company of $2,000,000 with interest at a fixed annual rate of 12%.  On March 1, 2012, an Addendum to the original Promissory Note, dated February 26, 2010, was entered into which amended the term of the note to  provide for interest only payments, due on the last day of every month until maturity date March 30, 2013, when all principal and accrued interest shall be due and payable.  On April 11, 2011, Frontline assigned $850,279 of its debt to Winsor Capital, Inc. (“Winsor”). On April 19, 2011, Frontline partially assigned $437,309 to Kisumu S.A. (“Kisumu”) and Kisumu immediately converted the assigned note for 1,041,212 shares of Common Stock at a fair value price of $0.42 per share.  On April 19, 2011, Frontline assigned $420,000 to Eurolink Corporation (“Eurolink”) and Eurolink immediately converted the assigned note for 1,000,000 shares of Common Stock at a fair value price of $0.42 per share.  On December 27, 2011, Frontline assigned $250,000 to Cameo Properties, LLC.  On April 26, 2011, the Company assigned $112,500 of its note receivable with SPS to Frontline which reduced the balance due to Frontline by $112,500.

During the three months ended April 30, 2012 and 2011, the Company received advances totaling $3,093 and $743,863, respectively; and made payments of $572 and $198,996, respectively.  During the nine months ended April 30, 2012 and 2011, the Company received advances totaling $575,555 and $1,576,618, respectively; and made payments of $22,270 and $1,081,669, respectively.

Interest expense for the three months ended April 30, 2012 and 2011, was $15,227 and $14,883, respectively . Interest expense for the nine months ended April 30, 2012 and 2011, was $48,131 and $94,746, respectively.

(4) On March 11, 2011, the Company financed $7,992 for office equipment with Amicus Funding Group, LLC (“Amicus”) and monthly payments including interest of 48.956% are approximately $477.  During the three months ended April 30, 2012 and 2011, the Company repaid $0 and $141, respectively.  During the nine months ended April 30, 2012 and 2011, the Company repaid $895 and $141, respectively.  The Company is in default on this note.

Interest expense for the three months ended April 30, 2012 and 2011, was $745 and $326, respectively. Interest expense for the nine months ended April 30, 2012 and  2011, was $2,448 and $326, respectively.

(5) On February 1, 2011, the Company financed $29,750 for production equipment with Treger Financial (“Treger”) and monthly payments including interest of 26.85% are approximately $2,000.  During the three months ended April 30, 2012 and 2011, the Company repaid $0 and $5,627, respectively. During the nine months ended April 30, 2012 and 2011, the Company repaid $4,560  and $5,627, respectively.  The Company is in default on this note.

Interest expense for the three months ended April 30, 2012 and 2011, was $514 and $1,811, respectively. Interest expense for the nine months ended April 30, 2012 and 2011, was $2,591 and $2,477, respectively.

(6) The Company entered into a Loan Agreement, dated as of July 14, 2011, with Cameo Properties LLC (“Cameo”) and was amended on October 14, 2011 (the “Amended Loan Agreement”). Each Note issued under the Amended Loan Agreement is due three years from the date of its issuance. The Amended Loan Agreement provides for loans to the Company of up to $750,000 (the “Loan”), with a minimum initial loan of $250,000 within 60 days of the date of the Loan Agreement, and up to an additional $500,000 within the first year and a half from execution of the Amended Loan Agreement. This is not a revolving facility, and any principal repaid by the Company will not be available for additional advances to the Company under the Amended Loan Agreement. The Company cannot, without the Lender’s consent, prepay all or part of the Loan. The notes evidencing the installments of the loans bear interest payable monthly in arrears at the rate of 10% per annum, and mature and are due and payable three years from the date of issuance. On December 27, 2011, Frontline assigned $250,000 of its receivable to Cameo.

Interest expense for the three months ended April 30, 2012 and 2011, was $5,624 and $0, respectively. Interest expense for the nine months ended April 30, 2012 and 2011, was $8,562 and $0, respectively.

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

On April 19, 2011, Starglow Assets, Inc. converted the entire $3,000,000 outstanding loan amount for the 7,500,000 collateralized shares.

On July 14, 2011, the Company entered into a Loan Agreement with Cameo Properties LLC. The loans under the Loan Agreement are secured by 20 million shares of our common stock.  In the event of a reverse stock split or combination of shares, the number of shares of common stock constituting the Share Collateral will, immediately following such reverse stock split or combination of shares, be increased by a new issuance of common stock of the Company to that number of shares constituting the Share Collateral immediately prior to such reverse stock split or combination of shares. The certificates representing any share dividends that the Company pays during the term of the Loan with respect to the Shares being held in escrow shall be credited and delivered to the Lender and held by the Lender pursuant to the terms of the Loan Agreement.

On December 13, 2011, by shareholder approval, the authorized shares of common stock shares were reduced from 100,000,000 to 60,000,000 shares.

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

On December 13, 2011, the Board of Directors unanimously approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of common stock from 300 million shares, par value $.001 per share, to 60 million shares, par value $.001 per share.  The Company filed the amendment with the Secretary of State of Nevada on December 14, 2011.

Note 10.  Net Earnings (Loss) Per Common Share

The following table sets forth the reconciliation of the basic and diluted net earnings (loss) per common share computations for the three months ended April 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
Basic and Diluted Earnings (Loss) Per Share
Net Earnings (Loss) Ascribed to Common Shareholders - Basic and Diluted	$(250,395)	$(53,957)	$(2,644,667)	$522,544
Weighted Average Shares Outstanding - Basic and Diluted	26,423,470	6,065,817	26,423,470	6,028,250

Basic and Diluted Net Earnings (Loss) Per Common Share	$(0.01)	$(0.01)	$(0.10)	$0.09

Net loss per common share for the nine months ended April 30, 2011, has been revised. All share and per share amounts have been restated to reflect the one-for-five reverse stock split as discussed in Note 9.

The amounts previously reported for the three months ended April 30, 2011, were as follows:

	Three Months Ended	Nine Months Ended
	April 30. 2011	April 30. 2011
Basic and Diluted Loss Per Common Share	$(0.00)	$0.02

Weighted Average Number of Shares
Outstanding -Basic and Diluted	30,299,586	30,129,548

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

Stock Option Plan

As of April 30, 2012, there are no shares of common stock remaining and available for issuance under the stock option plans.

Note 12. Income Taxes

The Company adopted the provisions of ASC 740, “Income Taxes” (“ASC 74”) on August 1, 2007. The implementation of ASC 740 did not impact the total amount of the Company’s liabilities for uncertain tax position.

The Company recorded no provisions for income taxes for the nine months ended April 30, 2012 and 2011.

Note 13. Commitments and Contingencies

Lease Agreement

Effective April 16, 2008, SPS agreed to lease approximately 5,000 square feet of space in the Company’s North Carolina facility at a rental rate of $2,500 per month and the monthly rental to be escalated five (5%) percent annually beginning April 16, 2009.  The leased space is suitable for, and utilized by SPS for, SPS’s developmental and manufacturing operations for licensed products pursuant to the License Agreement. The leased space is leased on a month-to-month basis at a current monthly rental of $3,038. Although the lease was signed, the space is only 80% completed as of April 30, 2012.

Total rental income for the three months ended April 30, 2012 and 2011, was $8,825 and $10,656, respectively. Total rental income for the nine months ended April 30, 2012 and 2011, was $29,187 and $31,694,  respectively.

Effective January 3, 2012, ATS agreed to lease approximately 35,000 square feet of space in the Company’s North Carolina facility at a rental rate of $6,928 per month and the monthly rental to be escalated five (5%) percent annually beginning January 1, 2013.

Total rental income for the three months ended April 30, 2012 and 2011, was $20,784 and $0, respectively. Total rental income for the nine months ended April 30, 2012 and 2011, was $27,712 and $0,  respectively

Management Agreement

Effective January 3, 2012, the Company entered into a management agreement with Advanced Technology Services, Inc. (“ATS”).  The agreement stipulates that  (1) ATS is responsible for the supervision of all persons who perform compensated services on behalf of the Company. Except for the Company’s President and Director, all such persons shall be employees and independent contractors of ATS and not of the Company.  (2) ATS will establish and maintain one or more bank accounts and will follow the same internal operating procedures regarding expense authorization and check writing procedures. (3) Maintenance of accurate, complete, and separate financial records, kept in accordance with generally accepted accounting principles.  (4) Neither party shall be liable to the other party or to third parties for the acts or omissions of the other party. . In recognition for its services, ATS will receive a 10% management fee based upon all expenditures for the month.

Total management fee expense for the three months ended April 30, 2012 and 2011, was $20,498 and $0, respectively.  Total management fee expense for the nine months ended April 30, 2012 and 2011, was $23,522 and $0, respectively.

Surety Bond

The Company renewed the manufacturing license with the North Carolina Department of Motor Vehicles. This license requires a surety bond of $50,000 for three years which the Company acquired from Kaercher Campbell & Associates and is effective through February 18, 2012. The Company is licensed as a motor vehicle dealer to engage in the business of selling motor vehicles by the State of North Carolina DMV.  The Company's license was effective through March 31, 2012. The bond was not renewed and subsequently lapsed.  The Company is currently seeking to have another bond in place by end of the 2012 the fiscal year.

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

Internal Revenue Service (“IRS”) served the Company with a tax lien dated March 3, 2010 in the total amount of $251,928. Third quarter 2009 taxes are approximately $117,000, which are included in total due.  The Company has been served with an additional tax lien dated January 19, 2011, in the amount of  $2,925. The Company had a payment plan in place with IRS, however, the Company is four months in arrears in payments for a total of $10,000 due at April 30, 2012. Management is working with the local IRS office to try and revise the payment agreement.  The balance due on the most recent statement from the IRS is $525,130.

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

The Company’s facility in Mooresville North Carolina is financed through Bayview. The Company became delinquent with the mortgage payments and Bayview filed Foreclosure in Superior Court of Iredell County North Carolina. The hearing was March 13, 2012, and the attorneys for the Company attended the hearing to request a forbearance period so  a repayment schedule might be effected.  Bayview opposed the extension; due to prior extensions granted and previous times Bayview renegotiated the interest and reduced the rate. The Clerk of the Court granted 42 days, and a new hearing is set for April 24, 2012.  Bayview granted a forbearance , a payment schedule was provided and the Company made the first payment. Since the first payment was made, there was no hearing in April. The Company is now in default.

Two creditors, an individual and a corporation, have received judgments against the Company in the amount of $5,160 and $110,000, respectively.

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

Results of Operations for the Three and Nine months Ended April 30, 2012

Electric Vehicle Operations

We had negative sales of our electric powered vehicles for the three months ended April 30, 2012 of $217,000 due to a return of merchandise which took place during the Company’s second quarter with Frontline Asset Management.  For the three months ended April 30, 2011, we had $0 in sales of our electric powered vehicles.  Vehicle parts sold during the three months ended April 30, 2012 and 2011 were $0 and $2,041, respectively.

 Sales of our electric powered vehicles for the nine months ended April 30, 2012 and 2011 were $255,000 and $0, respectively. Vehicle parts sold during the nine months ended April 30, 2012 and 2011 were $4,696 and $6,513, respectively.

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
Sky Power agreed to invest a minimum of $1,500,000 in 2008 and 2009, in development of the technology for the Licensed Products., To date, Sky Power has not met the minimum requirements in the development of technology, and therefore, is not in compliance with its obligations under this covenant of the license agreement.  The Company has advised Sky Power that it will not give notice of default against them for their failure to comply with this covenant over the term of the License Agreement.

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

The license agreement consists of an annual fee of $500,000 for ten years and an additional $1,750,000 based on a valuation report prepared by an independent third party.  LEVC is required to pay $1 million of the license fee during year one for the initial two years and $500,000 each additional year.  The Company has received $732,666 from LEVC with a balance due of $267,334 as of April 30, 2012, which is now delinquent.  The Company has reflected the delinquent amount due from LEVC in its accounts receivable and has established a reserve for doubtful accounts for the entire amount. The Company has recorded the amount received and the receivable as deferred revenue and has amortized the license fee income ratably over the life of the agreement.

Cost of Sales

Cost of sales as a percentage of net vehicle sales for the three months ended April 30, 2012 was a negative 17% (due to the reversal of the second quarter sale) as compared to approximately 29% during the same period in 2011.  Cost of sales as a percentage of net vehicle sales for the nine months ended April 30, 2012 was 85% compared to approximately 265% during the same period in 2011.   Based on our historical review of costs, we expect that cost of sales in the future will remain in line on a percentage basis with our historic level of approximately 20%. As sales volumes and prices increase, costs should then reduce as a percentage of sales.

General and Administrative Expenses

General and administrative (“SG&A”) expenses decreased to $82,334 for the three months ended April 30, 2012, as compared to $420,563 during the same period in 2011. The decrease was attributable to the reduction of expenditures in (1) financing related activities of $122,529; (2) bad debt expense of $65,764; (3) advertising of $61,456;  (4) professional fees of $57,746; (5) directors fees of $14,000; (6) travel of $12,528; (7) and other various expenses of $4,206.

SG&A expenses increased to $2,702,993 for the nine months ended April 30, 2012, as compared to $1,302,933 during the same period in 2011. The increase was attributable to an additional expenditure of bad debt of $2,194,898, which was offset with reduction in: (1) advertising and marketing expense of $380,928; (2) professional fees of $177,366; (3) financing related activities of $97,529; (4) travel related expenses of $66,254; (5) insurance expense of $27,504; (6) warranty expense of $20,139;  and (7) other various expenses of $25,118.

Of all SG&A expenses the Company incurred during the first nine months of 2012, the majority were charges that are expected to be recurring.

Research and Development Expenses

No set amount has been set aside for research and development (“R&D”), however, all projects and purchases require approval prior to  initiation. Salaries, payroll taxes, and benefits expensed to R&D for the three months ended April 30, 2012 and April 30, 2011, amounted to $71,719 and $227,922, respectively. Parts and supplies expensed to R&D was $2,267 and $10,369 for the three months ended April 30, 2012 and 2011, respectively. Shipping charges, battery management systems, and motor development costs were $0 and a credit of $623, for the three months ended April 30, 2012 and 2011, respectively. Costs associated with building two prototypes of our electric powered vehicles during the third quarter 2011 were reclassed to the Company’s vehicle inventory created a credit of $319,380 to R&D.

Salaries, payroll taxes, and benefits expensed to R&D for the nine months ended April 30, 2012 and April 30, 2011, amounted to $475,969 and $870,788, respectively.  Parts and supplies expensed to R&D was $9,668 and $29,328 for the nine months ended April 30, 2012 and 2011, respectively. Shipping charges, battery management systems, and motor development costs were $0and $47,377, for the nine months ended April 30, 2012 and 2011, respectively.

We expect that research and development expenses will continue to remain substantial and grow as we aggressively move to bring products to market

Interest Expense

Interest expense decreased to $34,220 for the three months ended April 30, 2012 as compared to $105,505 for 2011, and $108,062 for the nine months ended April 30, 2012 as compared to $408,226 for 2011 due to the reduction of the Company’s debt. Interest expense consists primarily of interest related to borrowings.

Other Income

Effective April 16, 2008, Sky Power agreed to lease approximately 5,000 square feet of space (“Leased Space”) in our North Carolina facility, such Leased Space to be suitable for, and utilized by Sky Power for, Sky Power’s developmental and manufacturing operations for Licensed Products pursuant to the License Agreement.  The Leased Space is leased on a month-to-month basis at a monthly rental of $3,038 the monthly rental to be escalated five (5%) percent annually.

Effective January 3, 2012, Advanced Technology Services, Inc. agreed to lease approximately 35,000 square feet of space in the Company’s North Carolina facility at a rental rate of $6,928 per month and the monthly rental to be escalated five (5%) percent annually beginning January 1, 2013.

Other income for the three months ended April 30, 2012 consists of (1) accounting fees and rental income from Sky Power for $16,325; (2) rental income from Advanced Tech of $20,784; (3) interest income from the LEVC note of $43,151; (4) reclassification of loss on disposal of property and equipment of $9,376; and (5) various other income of $130. Other income was reduced by $164 for foreign exchange transactional expense .

Other income for the three months ended April 30, 2011 consists of: (1) accounting fees and rental income from Sky Power for $18,156; (2) interest income from the LEVC Note of $74,315; (3) recognition of fixed assets of $10,656; and (5) recycling of  scrap metal for $15; and (6) $386 for foreign exchange transactional expense.

Other income for the nine months ended April 30, 2012 consists of (1) accounting fees and rental income from Sky Power for $51,687; (2) rental income from Advanced Tech of $27,712; (3) interest income from the LEVC note of $131,370; (4) forfeiture of customer deposit of $30,000; and (5) various other income of $130.  Other income was reduced by $254 for foreign exchange transactional expense .

Other income for the nine months ended April 30, 2011 consists of (1) accounting fees and rental income from Sky Power for $54,194; (2) interest income from the LEVC Note of $74,315; (3) receipt of net proceeds of  $2,425,272 from XPrize; (4) forgiveness of debt of $111,321; (5) recognition of fixed assets of $10,656; and (6) recycling of  scrap metal for $630 .  Other income was reduced by $19,882 for foreign exchange transactional expense.

Net Earnings (Loss)

Net loss attributable to common stockholders for the three months ended April 30, 2012 was $241,019 compared to $53,957 for the previous fiscal quarter. Basic and diluted loss attributable to common stockholders per share of common stock for the three months ended April 30, 2012 was $0.01 as compared to $0.01 for the previous fiscal quarter.

Net earnings attributable to common stockholders for the nine months ended April 30, 2012 was $2,644,667 compared to net earnings of $522,544 for the previous fiscal quarter. Basic and diluted loss attributable to common stockholders per share of common stock for the nine months ended April 30, 2012 was $0.10 as compared to a gain of $0.09 for the previous fiscal quarter.

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

At April 30, 2012, we had liabilities of $4,727,825, as compared with $4,292,604 at July 31, 2011; and working capital deficiency of $2,266,225 and stockholders' equity deficiency of $2,587,712.

Our property, plant and equipment decreased to $1,804,119 at April 30, 2012, as compared with $1,983,739 at July 31, 2011.

Net cash used in operating activities was $492,588 during the nine months ended April 30, 2012, as compared with $752,956 in 2011, and cash used in investing activities during the nine months ended April 30, 2012, was $0, as compared to $140,704 during the same period in 2011.

During the nine months ended April 30, 2012, from the issuance of a promissory note for a receivable, we advanced $71,364 to Sky Power and were repaid $22,991. During the nine months ended April 30, 2012, we received net proceeds of $575,555 from the issuance of promissory notes for debt, and made repayments of  $39,978 .  Total cash provided by financing activities for the nine months ended April 30, 2012 was $487,204  as compared with $892,015 in 2011.

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

On February 26, 2010, the Company entered into a loan agreement with Frontline. The loan provides for payments to the Company of $2,000,000 with interest at a fixed annual rate of 12%.  On March 1, 2012, an Addendum to the original Promissory Note, dated February 26, 2010, was entered into which amended the term of the note to  provide for interest only payments, due on the last day of every month until maturity date March 30, 2013, when all principal and accrued interest shall be due and payable.  On April 11, 2011, Frontline assigned $850,279 of its debt to Winsor Capital, Inc. (“Winsor”). On April 19, 2011, Frontline partially assigned $437,309 to Kisumu S.A. (“Kisumu”) and Kisumu immediately converted the assigned note for 1,041,212 shares of Common Stock at a fair value price of $0.42 per share.  On April 19, 2011, Frontline assigned $420,000 to Eurolink Corporation (“Eurolink”) and Eurolink immediately converted the assigned note for 1,000,000 shares of Common Stock at a fair value price of $0.42 per share.  On December 27, 2011, Frontline assigned $250,000 to Cameo Properties, LLC.  On April 26, 2012, the Company assigned $112,500 of its note receivable with SPS to Frontline which reduced the balance due to Frontline by $112,500.

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

 Critical Accounting Issues

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.  There were no significant changes to these accounting policies during the nine months ended April 30, 2012, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Internal Revenue Service

Internal Revenue Service (“IRS”) served the Company with a tax lien dated March 3, 2010 in the total amount of $251,928. Third quarter 2009 taxes are approximately $117,000, which are included in total due.  The Company has been served with an additional tax lien dated January 19, 2011, in the amount of  $2,925. The Company had a payment plan in place with IRS, however, the Company is four months in arrears in payments for a total of $10,000 due at April 30, 2012. Management is working with the local IRS office to try and revise the payment agreement.  The balance due on the most recent statement from the IRS is $525,130.

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

Bayview Loan Servicing, LLC

The Company’s facility in Mooresville North Carolina is financed through Bayview. The Company became delinquent with the mortgage payments and Bayview filed Foreclosure in Superior Court of Iredell County North Carolina. The hearing was March 13, 2012, and the attorneys for the Company attended the hearing to request a forbearance period so  a repayment schedule might be effected.  Bayview opposed the extension; due to prior extensions granted and previous times Bayview renegotiated the interest and reduced the rate. The Clerk of the Court granted 42 days, and a new hearing is set for April 24, 2012.  Bayview granted a forbearance , a payment schedule was provided and the Company made the first payment. Since the first payment was made, there was no hearing in April. The Company is now in default.

Other Litigation

Two creditors, an individual and a corporation, have received judgments against the Company in the amount of $5,160 and $110,000, respectively.

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

Li-ion Motors Corp.

Date: June 12, 2012	By:	/s/ Stacey Fling
Stacey Fling
Chief Executive Officer and Principal Financial Officer

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stacey Fling
Stacey Fling
President
(President, Chief Executive Officer
Principal Financial Officer and Director)

Date: June 12, 2012