Form 10-K
period 2012-07-31
Li-ion Motors Corp.
filed 2012-11-21
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2012
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

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the issuer:  (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 31, 2012, was $9,047,301, based on the average bid and asked prices on the OTC Bulletin Board on that date.

On November 16, 2012, there were 32,373,470 shares of common stock outstanding.

EXPLANATORY NOTE

The Company is filing this Annual Report late due to delays in the audit of its financial statements as of and for the year ended July 31, 2012 by the Company’s independent registered public accounting firm, Madsen & Associates, CPA (“Madsen”). The offices of the Madsen auditors for the Company are located in New Jersey and, as a result of the devastation from Hurricane Sandy, power was not restored to their offices until November 15, 2012, which then permitted the auditors to commence completion of the audit of the annual financial statements of the Company for its fiscal year ended July 31, 2012.  There were in addition delays in the Company’s auditors’ receipt of the financial information, as well as data loss in financial information sent to the auditors by the Company, which necessitated recreating work papers and draft financial statements. In summary, approximately ten days were lost in the audit of the Company’s annual financial statements.  In conformity with and reliance upon the Order (the “Order”) under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specific Provisions of the Exchange Act and Certain Rules Thereunder (Securities Exchange Act of 1934 Release No. 68224, November 14, 2012), the Company is filing its 2012 Annual Report on or before November 21, 2012 in reliance on and as permitted by the Order since the Company was not able to meet the November 13, 2012 Form 12b-25 extended filing deadline applicable to its Annual Report on Form 10-K for the above stated reasons.

PART I

 NOTE REGARDING FORWARD LOOKING STATEMENTS
 CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
 OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2012, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1. Business

Company History

Li-ion Motors Corp. (“we, “us”, the “Company” or “Li-ion”) was incorporated under the laws of the State of Nevada in April 2000. The Company currently has no employees, (only an accounting consultant with limited hours and the CEO), and is seeking funding to enable us to begin the development and marketing of electric powered vehicles and products based on the advanced lithium battery technology we developed.

We changed our name from Whistler Investments, Inc. to Hybrid Technologies, Inc. on March 9, 2005 to reflect our corporate focus on electric products, on January 22, 2009, we changed our name to EV Innovations, Inc. in order to clarify that our vehicles are fully electric, not hybrids. Effective February 1, 2010, we changed our name to Li-ion Motors Corp, to distinguish our motors that all run on lithium ion batteries.

Recent Developments

Our facility in Mooresville, North Carolina, was closed in May 2012, and all employees in North Carolina were released. Currently, all ongoing work is being performed by consultants. The Company is looking to establish a facility in Quebec Canada, where government incentives will help cover expenses related to research and development and also to license its automotive and battery technologies to other electric vehicle manufacturers.

Foreclosure proceedings on the Company’s facility in Mooresville were initiated in July 2012 by Bayview Loan Servicing, LLC (“Bayview”) and Frontline Asset Management, Inc. (“Frontline”), with the County of Iredell, North Carolina, General Court of Justice, Superior Court Division. The property was sold pursuant to the Frontline notice of foreclosure and sale on August 22, 2012.  On September 14, 2012, the sale of the property pursuant to the Frontline foreclosure and sale was completed, and Frontline assigned to a third party its rights to its foreclosure bid, subject to the rights of Bayview, as the holder of the first mortgage on the property.

Liquidity and Capital Resources

As of July 31, 2012, we had cash on hand of $64 and our liabilities totaled $3,351,316. For the year ended July 31, 2012, we incurred a net loss from continuing operations of $2,312,015. On July 31, 2012, we had a working capital deficiency of $2,046,537 and stockholders' deficiency of $2,254,218.

We need capital to continue development and marketing of our electric vehicles, particularly given the number of companies competing in this sector and the fact that many of the larger car manufacturers are developing and marketing electric and hybrid vehicles.

We had 32,373,470 shares of common stock issued and outstanding as of November 16, 2012. Our common stock is traded on the OTC Bulletin Board.

General

We are an early stage technology company. We plan to develop and market electric powered vehicles and products.

Our Electric Battery Pack and Vehicle Technology

In late 2007 and early 2008 we began marketing conversions of four-wheel vehicles. Then in 2009, we began to design and manufacture our own new and innovative auto designs. Currently with no employees all work is at a standstill.

We had converted and tested vehicles based on Chrysler PT Cruiser, Mini Cooper, Pontiac Vibe, Toyota Yaris and the Mercedes’ Smart car in the Mooresville, North Carolina facility We replaced the gasoline power systems with all electric lithium battery power systems and battery management systems.  We developed a rapid charge system that reduces charge time by approximately 65%; it was briefly used and tested.

Our Battery Technology

In electric vehicles the battery pack performs the same function as the gas tank in a conventional vehicle: it stores energy needed to operate the vehicle. We used battery packs created in-house from Kokam cells in our converted vehicles. We anticipate using cells created by Sky Power in the future.

License Agreements

We entered into a License Agreement (“Sky Power License Agreement”) with Sky Power in April 2008, providing for our license to Sky Power of our patent applications and technologies for rechargeable lithium ion batteries for electric vehicles and other applications (“Licensed Products”). With the closing of the Mooresville facility the space leased to Sky Power is no longer available and we are not certain how this will affect them and their ability to produce batteries or honor the license agreement. Under the Sky Power License Agreement, we have the right to purchase our requirements of lithium ion batteries from Sky Power, and our requirements of lithium ion batteries shall be supplied by Sky Power in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of Sky Power. Our cost for lithium ion batteries purchased from Sky Power shall be Sky Power’s actual manufacturing costs for such batteries for the fiscal quarter of Sky Power in which our purchase takes place. On May 25, 2010, the Sky Power License Agreement was amended to reflect Sky Power’s territory would be the United States, U.S. possessions and territories only and the Company can license other companies in other parts of the world.

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

Effective May 28, 2010, the Company entered into a ten year license agreement with Lithium Electric Vehicle Corp. (“LEVC”) providing for the Company to license to LEVC certain of the Company’s patent applications and technologies for electric vehicles and other applications. The purpose of the licensee is to expand sales of the Company’s line of products by the manufacture and sale of such products in Canada, which is LEVC’s exclusive territory under the license agreement.

The license agreement consists of an annual fee of $500,000 for ten years and an additional $1,750,000 based on a valuation report prepared by an independent third party.  LEVC is required to pay $1 million of the license fee during year one for the initial two years and $500,000 each additional year.  The Company has received $732,666 from LEVC with a balance due of $267,334 as of July 31, 2012, which is now delinquent.  The Company has reflected the delinquent amount due from LEVC in its accounts receivable and has established a reserve for doubtful accounts for the entire amount.

The Company is still in discussions with LEVC regarding the delinquency.

The note of $1,750,000 has been reflected on the books of the Company and the fee is being amortized over the life of the ten-year agreement. Due to LEVC having no assets to secure the note, the Company has recorded a reserve for doubtful accounts for the entire note amount of $1,750,000.

Electric Motors

We used a variety of electric motors in our converted vehicles; we were not reliant on any single manufacturer of electric motors. There are many domestic and foreign manufacturers of electric motors, and motors with the specifications we require should be available at reasonable commercial prices from a number of these sources.

An important characteristic of our technology is the lithium battery power source, which is more efficient and powerful than other battery power sources. Vehicles utilizing this technology have the ability to travel greater distances, can recharge in less time and benefit from weight reduction, as compared with vehicles using other battery powered systems. One of the major historic hurdles facing electric vehicle manufacturers was that most power sources do not allow the vehicle to travel more than 100 miles before needing to be recharged. We believe that we can produce electric powered vehicles with a travel range equal to or greater than 200 miles.

A significant difference between electric vehicles and gasoline-powered vehicles is the number of moving parts. The electric vehicle motor has one moving part, the shaft, which is very reliable and requires little or no maintenance, thus reducing repair costs. Whereas the gasoline-powered vehicle’s motor has numerous moving parts, requiring a wide range of maintenance. The controller and charger are electronic devices with no moving parts, and they require little or no maintenance. Electric vehicle batteries are sealed and maintenance free. However, the life of these batteries is limited, and batteries will require periodic replacement. New batteries are being developed that will not only extend the range of electric vehicles, but will also extend the life of the battery pack which may eliminate the need to replace the battery pack during the life of the vehicle.

Products Under Development

Vehicles

Li-ion designed from the ground up a prototype INIZIO, a luxurious sports car that we expect will achieve speeds up to 200 miles per hour with acceleration from 0 to 60 in 5 seconds and a range of up to 250 miles before recharging. The prototype was built and DOT certification was started. With funding and engineers the certification can be completed.

The Company also designed a prototype WAVE as a family car. The Wave is expected to be available in both two and four door models. The Wave is aerodynamically designed to reach speeds up to 80 miles per hour with acceleration from zero to sixty in twelve seconds. Both these innovative vehicles manufactured by Li-ion Motors have no emissions. DOT certification was also begun for the Wave, with funding and engineers the certification will be completed.

Commercial Initiatives

On March 9, 2009, the State of North Carolina issued a manufacturing license to the Company. We can manufacture our own original design vehicles with Vehicle Identification Number’s (“VIN”), and continue to convert other vehicles. The manufacturing license is currently suspended.

Since February 2004, the LiVTM series electric vehicles were tested and reviewed by a number of government agencies. The testing of the LiVTM series vehicles by NASA, Arcadis, a contractor to the U.S. Environmental Protection Administration, NYC Taxi Commission, and US Paratransit has been completed. The LiVTM WISE is listed in the catalogue of the Unites States General Services Administration, and these vehicles were available for purchase by multiple government agencies. The target market for the LiVTM WISE is federal government offices, utility companies, defense organizations and fleet operators. Li-Ion worked with Zero Truck- USA for commercialization of lithium ion powered heavy duty truck. We hope to offer our own, WAVE two and four door electric vehicles and the INIZIO super cars to the US market. The WAVE electric vehicle is targeted at the commuter environment, and the INIZIO super sport car targets the high performance car market. We anticipate that the INIZIO and WAVE will be the front line vehicles for us.

We signed a Space Act agreement with NASA and several of our electric vehicles were driven daily by NASA at the Kennedy Space Center in Florida.

Competition

The discussion below identifies some of our principal competitors in the electric vehicle area, yet is by no means a comprehensive discussion of the companies competing or planning to compete in this area.

Until recently, the market of all electric street-legal vehicles was small due to the technological complexities of producing competitively priced comparable cars. Green Car reports Nissan sold 9,674 Leafs in 2011 and Chevy sold 7,671 Volts. Ford sold 8 Electric Focus hatchbacks, Telsa doesn’t release figures, it is estimated they sell about 10 monthly, from the 2011 plug-in sales figures: “It's going to be slow, and the cars cost more than gasoline cars of similar performance. Plug-ins may not reach even 1 percent of global production (or 1 million vehicles of 100 million built worldwide) until the end of the decade. Advances in electric vehicle technology are allowing the industry to begin expanding.”

The Automotive X-prize drew many companies into the challenge of designing electric vehicles. Aptera, RaceAbout, Project TW4XP, Edision2, OptaMotive all entered that competition, and they anticipate producing electric vehicles.

ZAP has a 100% plug-in electric car designed in a three-wheeled configuration, two wheels in front, one in the rear.  ZAP has sold a three-wheeled city-car and truck called the Xebra since 2006 and has one of the only electric vehicle distribution and service dealer networks in existence.  ZAP has some dealers throughout the USA as well as a number of international distribution points, including South America and The Middle East.

Tata Motors is India's largest automobile company, India’s leader in commercial vehicles and among the top three in passenger vehicles. Tata Motors plans to develop cars that are more fuel efficient, cleaner, with minimum impact to the environment.

The Lightning GT is a battery powered sports car manufactured by the United Kingdom British Lightning Car Company that is going into production in early 2013 with a limited run of 20 vehicles. Reservations are 10,000, 12,000 and 15,000 British Pounds.

Employees

As of the date of this report, we have one employee and all other work is being performed by consultants. Our President and CEO, Stacey Fling, has elected to defer her salary. Our accounting consultant is now in a minimal capacity and Holly Roseberry serves in an advisory position in Las Vegas, Nevada.

Research and Development Expenditures

We incurred research and development expenditures of $483,599 in our fiscal year ended July 31, 2012, and $1,318,267 in our fiscal year ended July 31, 2011.

Patents and Trademarks

            Li-ion Motors Corp.  filed three utility patents, (non-provisional);  each application claims the benefit of the provisional filing date of July 1, 2009.  The Patent Office has issued a Notice of Allowance for the company’s Rechargable Battery Cathode Material patent application. Issuance and publication fees are due January 2013.

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

2. Rechargeable Battery Cathode Material - Application No. 12829355

 A novel cathode material for a rechargeable battery. The patent office has issued a Notice of Allowance.

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

Item 1A.  Risk Factors

You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

We have ceased electric vehicle operations in North Carolina and our facility there has been foreclosed upon.

Our facility in Mooresville, North Carolina, was closed in May 2012, and all employees in North Carolina were released. Currently, all ongoing work is being performed by consultants. Foreclosure proceedings on the Company’s facility in Mooresville were initiated in July 2012 by the lenders secured by our Mooresville facility, and  the property was sold pursuant to a foreclosure and sale on August 22, 2012.  There is no assurance that we will ever be able to resume production of electric vehicles.

We have incurred substantial losses and anticipate ongoing losses.

We do not have revenues from our joint ventures or substantial sales of our products. We have not signed any definitive joint venture agreements to commercialize any of our products.  As of July 31, 2012, we had cash on hand of $64. At that same date our liabilities totaled $3,351,316.  For the year ended July 31, 2012, we had a net loss from continuing operations of $2,312,015.  On July 31, 2012, we had a working capital deficiency of $2,046,537 and stockholders' deficiency of $2,254,218.

We expect that we will continue to have no or minimal earnings or incur operating losses in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

If we do not obtain additional financing, our business will fail.

We currently have no operating funds and receive no revenues from converted vehicle sales therefore we are unable to commercialize our products. The X-Prize award was of assistance to us; however, we need to obtain financing to complete our business plan. We do not currently have arrangements for additional financing and we may not find such financing as required. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

  We are subject to all of the risks of a new business.

Our business operations are relatively recent; therefore, we face a potentially higher risk of business failure. Our sales revenues are currently nonexistent as of the date of this report. Potential investors should be aware of the difficulties normally encountered by newer companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the many problems including: expenses, difficulties, complications, delays encountered in connection with the commercialization of our products, unanticipated problems relating to product development, arranging and negotiating with joint venture partners, additional costs and expenses that may exceed current estimates. We have limited history upon which to base any assumption as to the likelihood that our business will prove successful, and investors should be aware that there is a substantial risk that we may not generate any significant operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Our products are highly regulated.

Our products are highly regulated. There are special safety standards in effect for vehicles with a top speed of up to 25 miles per hour.  Marketing vehicles that compete with passenger cars, requires compliance with the full federal safety standards. Regulatory reviews and compliance have already consumed significant time and resources and will continue to do so as we work towards renewing our dealership license and DOT certification for the INIZIO and the WAVE, which are currently at a standstill. This may adversely affect the timing of bringing products to market, as well as the profitability of such products once regulatory approvals are obtained.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in Las Vegas, Nevada. Our mailing address is 4894 Lone Mountain Rd., Suite 168, Las Vegas, Nevada 89130, for which we pay $25 per month, on a month to month basis.

In May 2006, we purchased 40,000 square foot facility at 158 Rolling Hill in Mooresville, North Carolina. The Company’s facility in Mooresville, North Carolina was financed through Bayview Loan Servicing, LLC (“Bayview”) and Frontline Asset Management, Inc. (“Frontline”), which had a second lien on the property. Li-ion became delinquent with the mortgage payments, and, following a prior foreclosure filing and new agreement as to payments under the mortgage, on July 12, 2012, Bayview refiled a notice of hearing on foreclosure on its deed of trust and security agreement for a hearing on August 21, 2012, the outstanding amount of the loan at July 31, 2012 being $946,279.   A similar notice of foreclosure pursuant to the Frontline deed of trust was filed by the Trustee with the same court on July 25, 2012, noticing a hearing for August 22, 2012, the amended notice of default in the amount of $660,546 having been given on July 23, 2012. The Trustee for Frontline also filed on July 25, 2012, a notice of foreclosure and sale to take place on August 22, 2012.  The Trustee under the Bayview deed of trust on August 21, 2012, filed its notice of foreclosure and sale to take place on September 18, 2012, of the real and personal property securing the deed of trust.   On September 14, 2012, the sale of the property pursuant to the Frontline August 22, 2012 foreclosure and sale was completed, and Frontline assigned its rights to its foreclosure bid to A&S Holdings Inc., a related holding company, subject to the rights of Bayview, as the holder of the first mortgage on the property.

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

Internal Revenue Service

Internal Revenue Service (“IRS”) served the Company with a tax lien dated March 3, 2010 in the total amount of $251,928. Third quarter 2009 taxes are approximately $117,000, which are included in total due.  The Company has been served with an additional tax lien dated January 19, 2011, in the amount of $2,925. The Company had a payment plan in place with IRS; however, the Company is arrears in payments as of July 31, 2012. Management is working with the local IRS office to try and revise the payment agreement.  The balance due on the most recent statement from the IRS is $566,071.

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

 Bayview Loan Servicing, LLC

The Company’s facility in Mooresville North Carolina was financed through Bayview Loan Servicing, LLC (“Bayview”) secured by a first lien on the Company’s property located at 158 Rolling Hill Road  in Mooresville. Frontline Asset Management, Inc. (“Frontline”) holds a note in the amount of $2,000,000 (current balance due of $508,492) secured by a second lien on the property..  On July 12, 2012, Bayview  refiled a notice of hearing on foreclosure on its deed of trust and security agreement for a hearing on August 21, 2012, the outstanding amount of the loan at July 31, 2012 being $946,279.   A similar notice of foreclosure pursuant to the Frontline deed of trust was filed by the Trustee with the same court on July 25, 2012, noticing a hearing for August 22, 2012, with an amended notice of default, the amount of $508,492 being outstanding under the loan as of July 31, 2012. The Trustee for Frontline also filed in Superior Court of Iredell County North Carolina on July 25, 2012, a notice of foreclosure and sale to take place on August 22, 2012.  The Trustee under the Bayview deed of trust on August 21, 2012, filed its notice of foreclosure and sale to take place on September 18, 2012, of the real and personal property securing the deed of trust.   On September 14, 2012, the sale of the property pursuant to the Frontline August 22, 2012 foreclosure and sale was completed, and Frontline assigned its rights to its foreclosure bid to A&S Holdings Inc., subject to the rights of Bayview, as the holder of the first mortgage on the property.

 FINE Mobile

Fine Mobile and Li-ion Motors entered into a confession of judgment in relation to the X-Prize winnings.  The parties agreed to a payment arrangement of $10,000 per month for a period of eight (8) months.  If a default were to occur, the debtor would then be entitled to exercise confession of judgment in the amount of $120,000 without further delay.  The initial payment was wired on December 15, 2011; however, the Company was unable to make any additional payments.  On June 18, 2012 Fine Mobile executed the judgment with the Iredell County Sheriff’s Office and on July 2, 2012, the Sherriff took possession of the building located at 158 Rolling Hill Road, Mooresville, NC, seizing all remaining assets.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock trade and have traded on the NASD OTC Bulletin Board since March 4, 2002. Our common stock also trades on the OTCQB Tier of the Pink OTC Markets.  The following table sets forth for our last two fiscal years by quarter the high and low closing prices of our common shares traded on the OTC Bulletin Board:

Period	High	Low
August 1, 2010 to October 31, 2010	$1.56	$0.81
November 1, 2010 - January 31, 2011	$1.01	$0.55
February 1, 2011 - April 30, 2011	$1.14	$0.68
May 1, 2011 - July 31, 2011	$0.85	$0.30
August 1, 2011 to October 31, 2011	$1.98	$0.65
November 1, 2011 - January 31, 2012	$1.01	$0.25
February 1, 2012 - April 30, 2012	$0.39	$0.10
May 1, 2012 - July 31, 2012	$0.13	$0.05

(1)	A one-for-five reverse split was effective January 26, 2012.

The above quotations are taken from information provided by Google and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Common Stock

As of November 16, 2012, we had 176 holders of record of our common stock.

Dividends

Our current policy is to retain earnings in order to finance our operations.  Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

 Securities Authorized for Issuance under Equity Compensation Plans

All stock options under all plans have been granted.

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
		Crystal Capital Investments, Inc.	NA	NA/NA

May 18, 2010	10,000,000 shares of common stock issued as collateral security pursuant to Loan Agreement, dated April 15, 2010, between the Company and Winsor Capital Inc.	Winsor Capital, Inc.	NA	NA/NA

April 29, 2011	1,000,000 shares of common stock issued upon conversion of debt.	Eurolink Corporation	NA	NA/NA

April 29,2011	1,041,212 shares of common stock issued upon conversion of debt.	Kisumu SA	NA	NA/NA

July 14, 2011
20,000,000 shares of common stock issued as collateral security pursuant to Loan Agreement, dated July 14, 2011, between the Company and Cameo Properties LLC. Shares issued pursuant to anti-dilution provisions in Loan Agreement.
		Cameo Properties, LLC	NA	NA/NA

September 13, 2012	1,300,000 shares of common stock issued upon conversion of debt.	Kisumu SA	NA	NA/NA

October 5, 2012	1,450,000 shares of common stock issued upon conversion of debt.	Frontline Asset Management	NA	NA/NA

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

Recent Developments

Our facility in Mooresville, North Carolina, was closed in May 2012, and all employees in North Carolina were released. Currently, all ongoing work is being performed by consultants. The Company is looking to establish a facility in Quebec Canada, where government incentives will help cover expenses related to research and development and also to license its automotive and battery technologies to other electric vehicle manufacturers.

Foreclosure proceedings on the Company’s facility in Mooresville were initiated in July 2012 by Bayview Loan Servicing, LLC (“Bayview”) and Frontline Asset Management, Inc. (“Frontline”), with the County of Iredell, North Carolina, General Court of Justice, Superior Court Division. The property was sold pursuant to the Frontline notice of foreclosure and sale on August 22, 2012.  On September 14, 2012, the sale of the property pursuant to the Frontline foreclosure and sale was completed, and Frontline assigned to a third party its rights to its foreclosure bid, subject to the rights of Bayview, as the holder of the first mortgage on the property.

Results of Operations for the Year Ended July 31, 2012

Electric Vehicle Operations

We sold two of our electric prototype vehicles during the fiscal year ended July 31, 2012 to Frontline Asset Management for $255,000 which was applied to our outstanding debt with them. We have closed our facility in North Carolina and liquidated or wrote off most of our assets with some assets being seized by the sheriff’s department in relation to a court action with FINE Mobile. Other sales during fiscal year ended July 31, 2012, were for vehicle parts totaling $7,795.

We had converted and manufactured vehicles in Mooresville, North Carolina. We had teams of highly qualified engineers overseeing electrical and mechanical staff, all engineers and staff were released from contracts when the building was closed just prior to foreclosure proceedings. When we had licensed our lithium battery and electric vehicle technology described below, we hoped to concentrate on sales of our vehicles.

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

Sky Power agreed to invest a minimum of $1,500,000 in 2008 and 2009 in development of the technology for the Licensed Products. In the initial year under the License Agreement, To date, Sky Power has not met the minimum requirements in the development of technology, and therefore, is not in compliance with its obligations under this covenant of the license agreement.  The Company has advised Sky Power that it will not give notice of default against them for their failure to comply with this covenant over the term of the License Agreement. With the closure of the Mooresville facility and the loss of the leased space to Sky Power, they may be unable to fulfill this agreement.

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

The license agreement consists of an annual fee of $500,000 for ten years and an additional $1,750,000 based on a valuation report prepared by an independent third party.  LEVC is required to pay $1 million of the license fee during year one for the initial two years and $500,000 each additional year.  The Company has received $732,666 from LEVC with a balance due of $267,334 as of July 31, 2012, which is now delinquent.  The Company has reflected the delinquent amount due from LEVC in its accounts receivable and has established a reserve for doubtful accounts for the entire amount.

Cost of Sales

Cost of sales as a percentage of net sales for the fiscal year ended July 31, 2012, was approximately 177% as compared to approximately 246% during the same period in 2011.  Cost of sales at July 31, 2012, included $209,947 in inventory write offs due to the facility being closed.  Excluding this write off, our cost of sales would have been 97% of our sales.  Based on our historical review of costs, we expect that cost of sales in the future will remain in line on a percentage basis with our historic level of approximately 105%.  If sales volumes and prices increase, costs should then reduce as a percentage of sales.

General and Administrative Expenses

General and administrative (“SG&A”) expenses decreased to $1,054,901for the fiscal year ended July 31, 2012, as compared to $1,448,274 during the same period in 2011. The decrease was attributable to bad debt expense of $523,226 related to the LEVC note.  This was offset by a reduction in: (1) advertising and promotion expense of $391,015; (2) professional fees of $207,572; (3) finder’s fees related to debt financing of $97,529; (4) travel related expenses of $78,073; (5) insurance expense of $36,897; (6) directors fees of $31,500; (7) utilities of $21,113; (8) warranty expense of $24,600; (9) depreciation expense of $20,095; and (10) other various expenses of $8,204.  Of all SG&A expenses the Company incurred during fiscal 2012, the majority were charges that are expected to be recurring.

Research and Development Expenses

No set amount has been set aside for research and development (“R&D”), however, all projects and purchases require approval prior to initiation. Salaries, payroll taxes, and benefits expensed to R&D for the year ending July 31, 2012, amounted to $471,300 and $1,261,478 for year ending July 31, 2011. Parts and supplies, shipping charges, and battery management systems expensed to R&D were $12,299 and $56,789 for the year ending July 31, 2012 and July 31, 2011, respectively. We expect that research and development expenses will continue to remain substantial and grow as we try to bring products to market.

Interest Expense

Interest expense decreased to $145,088 for the fiscal year ended July 31, 2012 as compared to $422,156 for 2011.  The decrease was due to the conversion of debt to the Company’s common stock. Interest expense consists primarily of interest related to borrowings.

Other Income

Effective April 16, 2008, Sky Power agreed to lease approximately 5,000 square feet of space (“Leased Space”) in our North Carolina facility, such Leased Space to be suitable for, and utilized by Sky Power for, Sky Power’s developmental and manufacturing operations for Licensed Products pursuant to the License Agreement.  The Leased Space is leased on a month-to-month basis at a monthly rental of $3,038 the monthly rental to be escalated five (5%) percent annually.  With the closing of the facility in May 2012, and pending foreclosure this lease is null and void.

Other income for the year ended July 31, 2012, consisted primarily of (1) interest income from the LEVC Note of $175,479; (2) accounting fees and rental income from Sky Power for $62,083; (3) nonrefundable deposit of $30,000; and (4) forgiveness of debt of $17,435.  This income was offset by: (1) write down of lost deposit of $50,000; and (2) other expense of $143.

 Other income for the year ended July 31, 2011, consisted primarily of (1) accounting fees and rental income from Sky Power for $72,625; (2) interest income from the LEVC Note of $118,440; (3) forgiveness of debt of $123,621; and (4) net proceeds of  $2,303,790 from X-Prize.

Net Loss

Net loss attributable to common stockholders for the fiscal year ended July 31, 2012, decreased to $2,312,015 from  net earnings of $118,921 for the previous fiscal year. Basic and diluted loss attributable to common stockholders per share of common stock for the fiscal year ended July 31, 2012, was $0.09 as compared to earnings of $0.00 for the fiscal year ended July 31, 2011.

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

At July 31, 2012, we had liabilities of $3,351,316, as compared with $4,292,604 at July 31, 2011; and a working capital deficiency of $2,046,537 and stockholders' deficiency of $2,254,218.

Our property, plant and equipment decreased to $1,054,931 at July 31, 2012, as compared with $1,983,739 at July 31, 2011.  An impairment of $740,000 was determined after an evaluation of the Company’s facility in North Carolina; as well as some assets were sold for pennies on the dollar, others were seized by the sheriff and most have now been written off.

We used net cash in operating activities of $742,456 in the year ended July 31, 2012, as compared with $1,170,778 in 2011, and cash received in investing activities was $35,285 in 2012, as compared with cash used of $135,157 in 2011.

During the year ended July 31, 2012, from the issuance of a promissory note for a receivable, we advanced $81,758 to Sky Power and were repaid $22,984. During the year ended July 31, 2012, we received net proceeds of $838,814 from the issuance of promissory notes for debt, and made repayments of $79,698.  Total cash provided by financing activities in the year ended July 31, 2012 was $700,342 as compared with $1,309,701 in 2011.

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

On April 19, 2011, Starglow converted the entire $3,000,000 outstanding loan amount for the 7,500,000 collateralized shares and the Company issued a Stock Purchase Warrant (“Starglow Warrant”) which entitles Starglow, for a three-year period, to purchase at a purchase price of $.001 per share, on a one time basis and only following the effectiveness of the first reverse split of the Company’s common stock following the issuance of the Starglow Warrant , such number of shares of common stock as is equal to the difference between 7,500,000 and the number of shares into which such 7,500,000 shares were changed in such first reverse split, the effect of the Starglow Warrant being to protect Starglow from any dilution to its 7,500,000 shareholding resulting from such first reverse split.

On February 26, 2010, the Company entered into a loan agreement with Frontline. The loan provides for payments to the Company of $2,000,000 with interest at a fixed annual rate of 12%.  On March 1, 2012, an Addendum to the original Promissory Note, dated February 26, 2010, was entered into which amended the term of the note to  provide for interest only payments, due on the last day of every month until maturity date March 30, 2013, when all principal and accrued interest shall be due and payable.  On April 11, 2011, Frontline assigned $850,279 of its debt to Windsor Capital, Inc. (“Windsor”). On April 19, 2011, Frontline partially assigned $437,309 to Kisumu S.A. (“Kisumu”) and Kisumu immediately converted the assigned note for 1,041,212 shares of Common Stock at a fair value price of $0.42 per share.  On April 19, 2011, Frontline assigned $420,000 to Eurolink Corporation (“Eurolink”) and Eurolink immediately converted the assigned note for 1,000,000 shares of Common Stock at a fair value price of $0.42 per share.  On December 27, 2011, Frontline purchased two electric vehicles for $255,000.  On the same day Frontline assigned $250,000 to Cameo Properties, LLC.  On April 26, 2012, the Company assigned $112,500 of its note receivable with SPS to Frontline which reduced the balance due to Frontline by $112,500.

On April 15, 2010, the Company entered into a loan agreement for $2,000,000 with Windsor. The loan provided for payments of up to $2,000,000 to the Company with an initial installment of $250,000 and additional installments of up to $1,750,000 with a 10% interest rate. The entire loan amount was secured by 12,000,000 shares of the Company common stock. Each loan installment matured in three years from issuance of the installment. The loan had an anti-dilution clause for the stock issued as collateral. Stock is issued and delivered proportionately to the delivery of funds.  The loan was fully funded during the third quarter ending April 30, 2011 with (1) cash advances of $250,000; (2) debt assignment from Frontline of $850,279; (3) accrued interest of $33,534; and (4) $97,528 in cash advance fees.

On April 19, 2011, Windsor converted the entire $2,000,000 outstanding loan amount for the 10,000,000 collateralized shares and the Company issued a Stock Purchase Warrant (“Windsor Warrant”) which entitles Windsor, for a three-year period, to purchase at a purchase price of $.001 per share, on a one time basis and only following the effectiveness of the first reverse split of the Company’s common stock following the issuance of the Windsor Warrant , such number of shares of common stock as is equal to the difference between 10,000,000 and the number of shares into which such 10,000,000 shares were changed in such first reverse split, the effect being to protect Windsor from any dilution to its 10,000,000 share holding resulting from such first reverse split.

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

Liquidity Issues

On October 27, 2010, we received the $2,500,000 in funds for the X-Prize award, from the competition sponsored by Progressive Insurance Casualty Company. Those funds have all been used and we need capital to recommence development and marketing of our electric vehicles. Given the number of companies competing in this sector and the fact that many of the larger car manufacturers are developing and marketing electric and hybrid vehicles there is no guarantee we will achieve or maintain a place in this market.

The Company has substantial obligations to the Internal Revenue Service and other creditors. The Company is trying to make payments to the Internal Revenue Service (IRS) for delinquent payroll taxes, and had a plan in place with one of two judgment creditors, upon which we have defaulted.  There is no assurance that we will be able raise additional required capital to meet obligations arising from the settlements of these obligations and litigation matters, as well as the settlement payments with the IRS, and continue operations.

Our current operating funds will not allow any commercialization of our planned products, and therefore we need to obtain additional financing in order to complete our business plan.  In addition, our facility in Mooresville, North Carolina, was closed in May 2012, and all employees in North Carolina were released. Currently, all ongoing work is being performed by consultants. Foreclosure proceedings on the Company’s facility in Mooresville were initiated in July 2012 by the lenders secured by our Mooresville facility, and  the property was sold pursuant to a foreclosure and sale on August 22, 2012.  There is no assurance that we will ever be able to resume production of electric vehicles.
We anticipate approximately $2,000,000 of additional working capital will be  required  over the next 12  months for certification and market introduction  of these products through joint venture partners or otherwise.  We do not have sufficient cash on hand to meet these anticipated obligations, which are in addition to payments we will owe to judgment creditors and the IRS.

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

July 31, 2012 and 2011

Madsen & Associates, CPA's Inc.
684 East Vine Street
Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Li-ion Motors Corp.
Las Vegas, NV

We have audited the accompanying consolidated balance sheets of Li-ion Motors Corp. (formerly EV
Innovations, Inc.) (collectively, the “Company”) as of July 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficiency) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2012 and 2011 financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2012 and 2011, and the results of its operations and its cash flows each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its accounting policy of recognizing revenue from licensing agreements.  The Company's licensee is in default in making timely payments to the Company.  The Company's revenue recognition policy is to recognize license revenue only to the extent the amount of payments received.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company did not have any revenue from vehicle sales in 2012 other than from related parties, does not have cash flows to support its current operations and needs to cover expenses in future periods as the Company continues to incur losses from operations.  The building where the Company conducts its operations in North Carolina was foreclosed upon and sold to a third party subsequent to the balance sheet date.  These factors and others described in Note 1 raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Madsen & Associates, CPA's Inc.
Madsen & Associates, CPA's Inc.
November 19, 2012

Li-ion Motors Corp.
Consolidated Balance Sheets

	July 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$64	$5,118
Accounts receivable, net of allowance for doubtful accounts of $561,237 and $0, respectively	-	-
Notes receivable, net of allowance for doubtful accounts of $2,458,602 and $762,327, respectively	-	1,750,000
Inventories	1,500	380,558
Building and building improvements, net	1,049,146
Other current assets	3,190	193,893
Total current assets	1,053,900	2,329,569

Property and equipment, net	5,785	1,983,739

Deferred patent and trademark costs	37,413	35,858
Total assets	$1,097,098	$4,349,166

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$1,538,060	$1,156,136
Current portion of long-term debt	1,460,189	399,407
Customer deposits	102,188	102,287
Deferred license agreement revenue	-	324,333
Total current liabilities	3,100,437	1,982,163

Long-term liabilities:

Long-term debt, less current portion	250,879	939,608
Deferred license agreement revenue, less current portion	-	1,370,833
Total liabilities	3,351,316	4,292,604

Commitments and contingencies	-	-
Stockholders' equity (deficiency)

Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 400,000,000 shares authorized, 26,423,470 and 26,423,470 issued and 26,423,470 and 6,423,470 outstanding at July 31, 2012 and July 31, 2011, respectively.	26,423	26,423
Additional paid-in capital	62,619,444	62,639,444
Accumulated deficit	(64,892,123)	(62,580,108)
Accumulated other comprehensive loss	(7,962)	(9,197)

	(2,254,218)	76,562
Less: Treasury stock, 20,000,000 shares at cost at July 31, 2011	-	(20,000)
Stockholders' equity (deficiency) attributable to Li-ion Motors Corp.	(2,254,218)	56,562

Non-controlling interests	-	-
Stockholders' equity (deficiency)	(2,254,218)	56,562
Total stockholders' equity (deficiency)	(2,254,218)	56,562
Total liabilities and stockholders' equity (deficiency)	$1,097,098	$4,349,166

See accompanying notes to consolidated financial statements

Li-ion Motors Corp.
Consolidated Statements of Operations

	For the Year Ended
	July 31,
	2012	2011
Revenue:
Sales	$262,795	$7,013
License agreement revenue	149,333	704,167
Total revenue	412,128	711,180

Costs and expenses:
Cost of sales	464,623	17,243
General and administrative	1,054,901	1,448,274
Loss on disposal of property and equipment	70,786	-
Impairment charge	740,000	-
Research and development	483,599	1,318,267
Total costs and expenses	2,813,909	2,783,784

Loss from operations	(2,401,781)	(2,072,604)

Other (expenses) income:
Interest expense	(145,088)	(422,156)
Other income	234,854	2,613,681

Earnings (loss) before provision for (benefit from) income taxes	(2,312,015)	118,921

Provision for (benefit from) income taxes	-	-

Net earnings (loss)	(2,312,015)	118,921

Less: Net earnings (loss) attributable to non-controlling interest	-	-

Net earnings (loss) attributable to Li-ion Motors Corp	$(2,312,015)	$118,921

Earnings (loss) per share - basic and diluted:
Earnings (loss) per common share attributable to Li-ion Motors Corp. common shareholders	$(0.09)	$0.00

Weighted average number of shares outstanding - basic and diluted	26,423,470	26,127,867

See accompanying notes to consolidated financial statements

Li-ion Motors Corp.
Consolidated Statement of Comprehensive Income (Loss)

	For the Year Ended
	July 31,
	2012	2011
Net earnings (loss)	$(2,312,015)	$118,921

Other comprehensive income
Currency translation adjustment	1,235	(761)

Comprehensive income (loss)	(2,310,780)	118,160
Comprehensive income (loss) attributable to noncontrolling interest	-	-
Comprehensive income (loss) attributable to Li-ion Motors Corp	$(2,310,780)	$118,160

See accompanying notes to consolidated financial statements

Li-ion Motors Corp.
Consolidated Statements of Cash Flows

	For the Year Ended
	July 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(2,312,015)	$118,921
Adjustments to reconcile net earnings (loss) to net cash utilized by operating activities
Depreciation	51,003	71,099
Loss on disposal of property and equipment, net	70,786	-
Impairment charge	740,000	-
Loss on disposal of inventory due to facility closure	209,947	-
Loss on finished goods write down	31,527	-
Loss on deposit	50,000	-
Provision for doubtful accounts	444,346	(78,880)
Licensing fees	56,567	(204,167)
Non-cash sale of inventories	(255,000)	-
Increase (decrease) in cash flows from changes in operating assets and liabilities
Note receivable, net	-	(1,750,000)
Inventories	-	(345,558)
Employee advances	-	10,000
Prepaid expenses and other current assets	22,278	(142,890)
Deferred patent and trademark costs	(1,555)	(11,600)
Bank overdraft	-	(14,104)
Accounts payable and accrued expenses	390,759	(140,598)
Customer deposits	(99)	2,287
Deferred revenue	(241,000)	1,314,712
Net cash used in operating activities	(742,456)	(1,170,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	35,825	-
Additions to property and equipment	-	(135,157)
Net cash used in investing activities	35,825	(135,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes receivable	(81,758)	(208,587)
Payments received on notes receivable	22,984	287,467
Proceeds from issuance of debt	838,814	2,403,163
Payments on debt	(79,698)	(1,172,342)
Net cash provided by financing activities	700,342	1,309,701

Effect of exchange rate changes on cash and cash equivalents	1,235	(761)
	-
CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	(5,054)	3,005
Cash and cash equivalents at beginning of period	5,118	2,113

Cash and cash equivalents at end of period	$64	$5,118

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$20,470	$394,927
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Property and equipment and inventories exchanged for payment on debt	$255,000	$-
Assignment of note receivable with Sky Power Solutions Corp. to Frontline Asset Management debt	$112,500	$-
Shares issued for debt	$-	$5,857,309

See accompanying notes to consolidated financial statements

Li-ion Motors Corp.
Consolidated Statement of Stockholders' Equity (Deficiency)
For the Periods Ended As Noted

	Number of Common Shares	Common Shares $0.01 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Non-Controlling Interest	Comprehensive Income (Loss)	Total

Balance - August 1, 2010	6,015,227	$6,015	$56,782,543	$(62,699,029)	$(8,436)	$-	$-		$(5,918,907)

Issuance of stock for conversion of promissory notes	408,243	408	5,856,901	-	-	-	-		5,857,309
Common stock issued as collateral on loan	20,000,000	20,000	-	-	-	(20,000)	-		-
Foreign currency translation	-	-	-	-	(761)	-	-	$(761)	(761)
Net earnings	-	-	-	118,921	-	-	-	118,921	118,921
Comprehensive income								$118,160	-
Balance - July 31, 2011	26,423,470	26,423	62,639,444	(62,580,108)	(9,197)	(20,000)	-		56,562

Common stock issued as collateral on loan released to lender	-	-	(20,000)	-	-	20,000	-		-
Foreign currency translation	-	-	-	-	1,235	-	-	$1,235	1,235
Net earnings	-	-	-	(2,312,015)	-	-	-	(2,312,015)	(2,312,015)
Comprehensive income								$(2,310,780)	-
Balance - July 31, 2012	26,423,470	$26,423	$62,619,444	$(64,892,123)	$(7,962)	$-	$-		$(2,254,218)

See accompanying notes to consolidated financial statements

Li-ion Motors Corp.
Notes to Consolidated Financial Statements
For the Years Ended and as of July 31, 2012 and 2011

Note 1. Financial Statement Presentation

History and Nature of Business

Li-ion Motors Corp was incorporated under the laws of the State of Nevada on April 12, 2000. The Company is currently pursuing the development and marketing of electric powered vehicles and products based on the advanced lithium battery technology it has developed.

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

The license agreement consists of an annual fee of $500,000 for ten years and an additional $1,750,000 based on a valuation report prepared by an independent third party.  LEVC is required to pay $1 million of the license fee during year one for the initial two years and $500,000 each additional year.  The Company has received $732,666 from LEVC with a balance due of $267,334 as of July 31, 2012, which is now delinquent.  The Company has reflected the delinquent amount due from LEVC in its accounts receivable and has established a reserve for doubtful accounts for the entire amount.

The Company is currently in discussions with LEVC regarding the delinquency.

The note of $1,750,000 has been reflected on the books of the Company. Due to LEVC having no assets to secure the note, the Company has recorded a reserve for doubtful accounts for the entire note amount of $1,750,000.

Basis of Presentation

Going Concern

The Company’s financial statements for the year ended July 31, 2012, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company did not have any cash revenue from vehicle sales in 2012.  Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses, as the Company continues to incur losses from operations.

Since its incorporation, the Company financed its operations through advances and loans from its controlling shareholders.  The Company expects to finance operations through the sale of equity or other investments as well as continued advances from shareholders for the foreseeable future, as the Company does not expect to receive significant revenue from vehicle sales until the required certifications have been received.  There is no guarantee that the Company will be successful in arranging financing on acceptable terms.

The Company’s facility in Mooresville, North Carolina was financed through Bayview Loan Servicing, LLC (“Bayview”) and Frontline Asset Management, Inc. (“Frontline”), which had a second lien on the property. Li-ion became delinquent with the mortgage payments, and, following a prior foreclosure filing and new agreement as to payments under the mortgage, on July 12, 2012, Bayview refiled a notice of hearing on foreclosure on its deed of trust and security agreement for a hearing on August 21, 2012, the outstanding amount of the loan at July 31, 2012 being $946,279.   A similar notice of foreclosure pursuant to the Frontline deed of trust was filed by the Trustee with the same court on July 25, 2012, noticing a hearing for August 22, 2012, the amended notice of default in the amount of $660,546 having been given on July 23, 2012. The Trustee for Frontline also filed on July 25, 2012, a notice of foreclosure and sale to take place on August 22, 2012.  The Trustee under the Bayview deed of trust on August 21, 2012, filed its notice of foreclosure and sale to take place on September 18, 2012, of the real and personal property securing the deed of trust.   On September 14, 2012, the sale of the property pursuant to the Frontline August 22, 2012 foreclosure and sale was completed, and Frontline assigned its rights to its foreclosure bid to A&S Holdings Inc., a related holding company, subject to the rights of Bayview, as the holder of the first mortgage on the property.

As of the filing of this Report, the Company does not have any substantive plan on where its facilities will be or how it will continue the manufacturing process of its electric vehicles.

The Company’s ability to raise additional capital is affected by trends and uncertainties beyond its control.  The Company does not currently have any arrangements for financing and it may not be able to find such financing if required.  Obtaining additional financing would be subject to a number of factors, including investor sentiment.  Market factors may make the timing, amount, terms or conditions of additional financing unavailable to it.  These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include adjustments that might result from the outcome of these uncertainties. The Company has reduced the workforce to a few consultants, even if financing is obtained qualified engineers and technicians that would need to be hired may not be readily available.

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

Effective January 26, 2012, the Financial Industry Regulatory Authority approved a one-for-five reverse split of the common stock.  All share and per share amounts have been restated to reflect the one-for-five reverse stock split.

All shares and per share information has been revised to give retroactive effect to the reverse stock split.

Our board of directors unanimously approved an amendment to our Articles of Incorporation to increase the authorized number of shares of common stock from 60,000,000 shares, par value $.001 per share, to 400,000,000 shares, par value $.001 per share, on July 20, 2012. On the same date we received the written consent from shareholders of our company holding a majority (75.69%) of the outstanding shares of our common stock. We filed the amendment with the Secretary of State of Nevada on August 30, 2012, and the amendment was effective on that date.

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

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of July 31, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended July 31, 2012 and 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of July 31, 2012 and 2011.

		Assets at Fair Value as of July 31, 2011 and 2010 Using

		Quoted Prices in Activated Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
	Total	(Level 1)	(Level 2)	(Level 2)
July 31, 2012
Cash and Cash Equivalents	$64	$64	$-	$-

July 31, 2011
Cash and Cash Equivalents	$5,118	$5,118	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of July 31, 2012.

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

Evaluation of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with the guidance in ASC 360-15-35 “Impairment or Disposal of Long-Lived Assets”.  An impairment exists when the carrying amount of the long-lived assets is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If an impairment exists the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.  The Company’s building in North Carolina was foreclosed upon and sold to a third party subsequent to the balance sheet date.  The first mortgage debt was liquidated upon the sale and the amount due to the second mortgagee was reduced by $50,000.  As a result of the sale of the building, the Company recorded a $740,000 impairment charge related to the building during the year ended July 31, 2012.

Deferred Patent Costs

The Company capitalizes costs directly incurred in pursuing patent applications as deferred patent costs. When such applications result in an issued patent, the related costs are amortized over the remaining legal life of the patents, which is assumed to be 17 years, using the straight-line method. On a quarterly basis, the Company reviews the issued patents and pending patent applications and if the Company determines to abandon a patent application, or an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed. As of July 31, 2012, the Company’s patents were in the approval processing phase.

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

Revenue received from the sale of license agreements is earned over the life of the agreement.  Revenue received but not earned is classified as deferred revenue on the Company's consolidated balance sheet.  The Company has changed its accounting policy of recognizing revenue from licensing agreements.  The Company’s licensee is in default in making timely payments to the Company.  The Company’s revenue recognition policy is to recognize license revenue only to the extent the amount of payments received.

The Company typically has a twenty-four month warranty policy for workmanship defects.  The Company establishes an accrual for warranty work and expenses the amount over a two year period.

Customer Deposits

The Company receives advances from customers for automobiles to be manufactured in the future.  The Company applies these advances against future billings.  As of July 31, 2012 and 2011, customer deposits amounted to $102,188 and $102,287, respectively.

Shipping and Handling

Shipping and handling costs related to services and product sales are expensed as incurred.

Advertising

Advertising costs are expensed as incurred and are included in general and administrative expenses. Total advertising expenditures for the year ended July 31, 2012 and 2011, amounted to $5,019 and $369,034, respectively.

Research and Development

No set amount has been set aside for research and development (“R&D”), however, all projects and purchases require approval prior to initiation. Salaries, payroll taxes, and benefits expensed to R&D for the year ending  July 31, 2012 and 2011, were $471,300 and $1,261,479, respectively.  Parts and supplies; battery and motor management systems; and shipping charges were $12,299 and $56,788, for the year ending July 31, 2012 and July 31, 2011, respectively. The Company expects the research and development expenses will continue to remain substantial and grow as the Company aggressively moves to bring products to market.

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

Foreign Currency Translation

The functional currency for some foreign operations is the local currency. The reporting currency is the US Dollar. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Other Comprehensive Income (Loss). The translation gain for the year ended July 31, 2012, was $1,235 and the translation loss for the year ended July 31, 2011, was $761.

Comprehensive Loss

The Company reports comprehensive loss in accordance with the requirements of FASB ASC 220-10-15, “Comprehensive Income”, and (“ASC 220-10-15”). For the years ended July 31, 2012 and 2011, the difference between net loss and comprehensive loss was foreign currency translation.

Net Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the specified period.  Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares during the specified period. All potentially dilutive securities have been excluded from the computations for the year ending July 31, 2012, as their effect is anti-dilutive.

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

Note 3. Notes Receivable

During the year ended July 31, 2012, the Company advanced Sky Power Solutions Corp. (“SPS”) $81,758. The advances were reduced by $22,984 in payments through a reimbursement for a leased employee and $112,500 through an assignment of debt to Frontline.  During the year ended July 31, 2011 the Company advanced SPS $208,587 of which $287,467 was repaid ($173,600 in the form of cash and $113,867 in reimbursement for a leased employee).  As of July 31, 2012 and July 31, 2011, an allowance for doubtful accounts in the amount of $698,207 and $762,327, respectively, was recorded against the note receivable, reducing the amount to $0.

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

The Company recognized interest income of $175,479, none of which has been received, in accordance to the terms of the LEVC Note for the year ended July 31, 2012.  The Company has reflected the amount due from LEVC in its accounts receivable and has established a reserve for doubtful accounts for the entire amount and is included in general and administrative expenses on the Company’s consolidated statement of operations.

Note 4. Inventories

Inventories consist of the following:

	Years Ended
	July 31,
	2012	2011
Raw Materials	$-	$1,103
Work-In-Progress	-	344,455
Finished Goods	1,500	35,000
	$1,500	$380,558

Raw materials, work in progress and finished goods for the year ended July 31, 2012 and July 31, 2011, are related to the Company’s planned sales of electric powered vehicles. On May 31, 2012, the Company closed its facility in North Carolina and wrote off $209,947 of the inventory it had in raw materials and work-in-process at May 31, 2012.  This amount is included in  cost of sales on the Company’s consolidated statement of operations.  In addition, at July 31, 2012, management evaluated the value of its finished goods and wrote down $33,500 which was offset by a reserve of $1,973, for a net effect of $31,527, and is included in cost of goods sold on the Company’s consolidated statement of operations.

Note 5. Property and Equipment

Property and equipment consist of:

	July 31,	July 31,
	2012	2011
Building and Improvements	$552,276	$1,292,276
Equipment and Furniture and Fixtures	4,827	328,663
Vehicles	66,429	66,429
Software Costs	-	28,913
Land	700,000	700,000
	1,323,532	2,416,281

Less Accumulated Depreciation	(268,601)	(432,542)
Net Property and Equipment	$1,054,931	$1,983,739

Depreciation expense for the year ended July 31, 2012 and 2011 was $51,003 and $71,099, respectively and is included in general and administrative expenses on the Company’s consolidated statement of operations.

In accordance with the guidance in ASC 360-15-35 “Impairment or Disposal of Long-Lived Assets”, The Company reviewed its building in North Carolina at July 31, 2012, for impairment and determined  the amount carried on the books exceeded current fair market value by $740,000.  Therefore, the company reduced the carrying amount and recorded the impairment under operating costs on the consolidated statement of operations.  The building was sold subsequent to the balance sheet date and accordingly, the Company has reclassified the building and improvements to current assets.

During the year ended July 31, 2012, the Company closed its office in Las Vegas, subsequent to year end, and its facility in North Carolina has been foreclosed upon.  All employees were laid off and minimal consultants are working on projects in North Carolina.  The Company evaluated its remaining fixed asset inventory of equipment, furniture and fixtures, and software and wrote off $99,304 due to obsolescence.  This was offset by a net effect of $3,693 for the surrender of equipment to Treger Financial (See Note 8); $5,975 from the seizure of assets (See below) and cash from individuals in the amount of $18,850 for various equipment.

During the year ended July 31, 2012, the Company signed a confession of judgment on November 7, 2011, which was filed with the Iredell Country, North Carolina Superior Court Division. The plaintiff enforced the judgment and the Company’s assets at our North Carolina facility were seized and auctioned off.  The Sherriff’s office received $5,975 which was applied to the Company’s accrued expense account and partially offset the write off of obsolete assets.

Note 6. Other Current Assets

	Years Ended
	July 31,
	2011	2011

Deposits	$3,190	$4,957
Deferred Product Asset	-	4,958
Prepaid Expenses	-	65,553
Interest Receivable	-	118,425
Total	$3,190	$193,893

The deferred product asset is for product liability costs that the Company prepared and amortized over the two year life in the amount of $24,936 and $20,636  as of July 31, 2012 and 2011, respectively and is included in accrued expenses-other.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses and other current liabilities at July 31, 2012 and 2011 consisted of:

	Years Ended
	July 31,
	2012	2011

Accounts Payable	$291,156	$608,623
Accounts Payable - Related Parties	4,682	28,029
Wages, Paid Leave and Payroll Related Taxes	948,410	259,122
Accrued Interest	120,067	8,403
Legal Settlements	152,976	171,750
Other	20,769	80,209
Total	$1,538,060	$1,156,136

Accounts payable due to related parties are reimbursable general and administrative expenses paid by the Company’s President and Consultant.

Note 8. Long-Term Debt

Long-term debt consists of:

	July 31,	July 31,
	2012	2011
5% Note payable to Bayview Loan Servicing, LLC, payable in monthly installments of $5,433 including interest, collateralized by real property. Due to foreclosure of the building, the entire balance is included in current portion of long-term debt. (1)	$946,279	$951,921

9.367% Note payable to Allegiance Direct Bank, payable in monthly installments of approximately $1000, due in full on February 28, 2012 (2)	-	6,112

12% Note payable to Frontline Asset Management, payable in monthly installments of interest only, due in full on March 1, 2012 (3)	508,492	349,465

48.956% Note payable to Amicus Funding Group, LLC, payable in monthly installments of approximately $467, collateralized by real property due in full on September 1, 2013 (4)	6,297	7,394

26.85% Note payable to Treger Financial, payable in monthly installments of approximately $2,000, collateralized by real property due in full on June 1, 2012 (5)	-	24,123

10% Note payable to Cameo Properties, LLC payable in monthly installments of interest only, due in full on December 27, 2014 (6)	250,000	-

	1,711,068	1,339,015
Less Current Portion	(1,460,189)	(399,407)
	$250,879	$939,608

Principal maturities for long-term debt are as follows for the years ended July 31:

2013	$1,460,189
2014	879
2015	250,000
2016	-
2017	-
Thereafter	-
$1,711,068

(1) In November 2007, the Company refinanced the first mortgage loan on its Mooresville, North Carolina building (the “property”) with Bayview. On March 31, 2010, the Company entered into a stipulation agreement with Bayview which reduced the monthly payment to $5,349, including interest. On May 27, 2011, the Company entered into a loan adjustment agreement with Bayview which increased the unpaid liability by $9,043 to $953,316 and decreased the monthly payments to $5,433, including interest. In 2013, Bayview may step up the interest rate at that time.  The loan is set to mature on March 31, 2038.  Effective April 1, 2012, the interest rate adjusted to Prime plus 4.875%. Interest rate changes are limited to 2% increase or decrease in any annual adjustments. Interest expense for the year ended July 31, 2012 and 2011, was $47,981 and $34,753, respectively.  The Company is in default of this note, and on the debt secured by a second lien on the property held by Frontline.  On July 25, 2012, Frontline, the junior lien holder noticed a foreclosure hearing and sale to take place on August 22, 2012, and the sale of the property to an assignee of Frontline, which was the only bidder, was completed on September 14, 2012.  The Company debt to Bayview was reduced to zero upon the completion of the sale.

(2) On February 28, 2011, the Company financed a general liability insurance policy with Allegiance Direct Bank (“Allegiance”) for the period February 28, 2011 to February 28, 2012 for $13,351. The Company was required to make a down payment of $3,351 in February 2011 and monthly payments including interest of 9.4%.  During the year ended July 31, 2012 and 2011, the Company repaid $6,111 and $8,888, respectively.  The Company was unable to make the final three payments on the note and the Company’s general liability insurance was cancelled.  The remaining months unused in the policy was credited back to the note of $3,098, which left a zero balance due to Allegiance.  Interest expense for the year ended July 31, 2012 and 2011, paid to Allegiance Direct Bank is $197 and $692, respectively.

(3) On February 26, 2010, the Company entered into a loan agreement with Frontline. The loan provides for payments to the Company of $2,000,000 with interest at a fixed annual rate of 12%.  On March 1, 2012, an Addendum to the original Promissory Note, dated February 26, 2010, was entered into which amended the term of the note to  provide for interest only payments, due on the last day of every month until maturity date March 30, 2013, when all principal and accrued interest shall be due and payable.  On April 11, 2011, Frontline assigned $850,279 of its debt to Winsor Capital, Inc. (“Winsor”). On April 19, 2011, Frontline partially assigned $437,309 to Kisumu S.A. (“Kisumu”) and Kisumu immediately converted the assigned note for 1,041,212 shares of Common Stock at a fair value price of $0.42 per share.  On April 19, 2011, Frontline assigned $420,000 to Eurolink Corporation (“Eurolink”) and Eurolink immediately converted the assigned note for 1,000,000 shares of Common Stock at a fair value price of $0.42 per share.  On December 27, 2011, Frontline purchased two electric vehicles for $255,000.  On the same day Frontline assigned $250,000 to Cameo Properties, LLC.  On April 26, 2012, the Company assigned $112,500 of its note receivable with SPS to Frontline which reduced the balance due to Frontline by $112,500.

Loans under the Frontline loan agreement are secured by a junior deed of trust on the Company’s  property located at 158 Rolling Hill Road, Mooresville, North Carolina.  On August 22, 2012, the foreclosure by Frontline of the property took place, pursuant to a notice of foreclosure and sale dated July 25, 2012, and the foreclosure sale to an assignee of Frontline, which was the only bidder, was completed on September 14, 2012.  Frontline received $50,000 upon the sale of the foreclosed property and this amount will reduce the debt to Frontline.

During the year ended July 31, 2012 and 2011, the Company received advances totaling $838,814 and $1,968,314, respectively; and made payments of $62,288 and $1,146,665, respectively.  Interest expense for the year ended July 31, 2012 and 2011, was $65,071 and $101,522, respectively.

(4) On March 11, 2011, the Company financed $7,992 for office equipment with Amicus Funding Group, LLC (“Amicus”) and monthly payments including interest of 48.956% are approximately $467.  During the year ended July 31, 2012 and 2011, the Company repaid $1,097 and $598, respectively. Interest expense for the year ended July 31, 2012 and 2011, was $3,109 and $1,269, respectively. The Company is in default on this note.

(5) On February 1, 2011, the Company financed $29,750 for production equipment with Treger Financial (“Treger”) and monthly payments including interest of 26.85% are approximately $2,000.  During the year ended July 31, 2012 and 2011, the Company repaid $4,560 and $5,627, respectively. Interest expense for the year ended July 31, 2012 and 2011, was $2,591 and $3,996, respectively.

On June 13, 2012, the Company entered into an agreement with Treger in which we agreed to surrender the production equipment to them in return for; (1) $11,000 in cash; (2) all late fees incurred of $9,423; (3) the outstanding principal balance of $19,563;  and (4) accrued interest of $2,207 would be eliminated.

(6) The Company entered into a Loan Agreement, dated as of July 14, 2011, with Cameo Properties LLC (“Cameo”) and was amended on October 14, 2011 (the “Amended Loan Agreement”). Each Note issued under the Amended Loan Agreement is due three years from the date of its issuance. The Amended Loan Agreement provides for loans to the Company of up to $750,000 (the “Loan”), with a minimum initial loan of $250,000 within 60 days of the date of the Loan Agreement, and up to an additional $500,000 within the first year and a half from execution of the Amended Loan Agreement. This is not a revolving facility, and any principal repaid by the Company will not be available for additional advances to the Company under the Amended Loan Agreement. The Company cannot, without the Lender’s consent, prepay all or part of the Loan. The notes evidencing the installments of the loans bear interest payable monthly in arrears at the rate of 10% per annum, and mature and are due and payable three years from the date of issuance. On December 27, 2011, Frontline assigned $250,000 of its receivable to Cameo.  Interest expense for the year ended July 31, 2012 and 2011, was $14,863 and $0, respectively.

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

On July 14, 2011, the Company entered into a Loan Agreement with Cameo Properties LLC (“Cameo”). The loans under the Loan Agreement are secured, over the life of the loan, by 20 million shares of our common stock.  If the Company should default on the loan, Cameo will retain all of the 20 million shares of common stock.  In the event of a reverse stock split or combination of shares, the number of shares of common stock constituting the Share Collateral will, immediately following such reverse stock split or combination of shares, be increased by a new issuance of common stock of the Company to that number of shares constituting the Share Collateral immediately prior to such reverse stock split or combination of shares. The certificates representing any share dividends that the Company pays during the term of the Loan with respect to the Shares being held in escrow shall be credited and delivered to the Lender and held by the Lender pursuant to the terms of the Loan Agreement.

Effective January 26, 2012, the Securities and Exchange Commission approved a one-for-five reverse split of the common stock.  Pursuant to the anti-dilution provisions in the Cameo Properties loan agreement the Company issued 16,000,000 shares to Cameo Properties, so they again held 20,00,000 post reverse stock split shares.

Changes to Authorized Common Stock

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

On December 13, 2011, the Board of Directors unanimously approved an amendment to the Company’s Articles of Incorporation to change the authorized number of shares of common stock from 300 million shares, par value $.001 per share, to 60 million shares, par value $.001 per share, and to effect a reverse split in the outstanding common stock in the same ratio.  The Company filed the amendment with the Secretary of State of Nevada on December 14, 2011.

Our board of directors unanimously approved an amendment to our Articles of Incorporation to increase the authorized number of shares of common stock from 60,000,000 shares, par value $.001 per share, to 400,000,000 shares, par value $.001 per share, on July 20, 2012. On the same date we received the written consent from shareholders of our company holding a majority (75.69%) of the outstanding shares of our common stock. We filed the amendment with the Secretary of State of Nevada on August 30, 2012, and the amendment was effective on that date.

Note 10. Net Earnings (Loss) Per Common Share

The following table sets forth the reconciliation of the basic and diluted net earnings (loss) per common share computations for the years ended July 31, 2012 and 2011.

	Years Ended
	July 31,
	2012	2011
Basic and Diluted Earnings (Loss) Per Share
Net Earnings (Loss) Ascribed to Common Shareholders - Basic and Diluted	$(2,312,015)	$118,921
Weighted Average Shares Outstanding - Basic and Diluted	26,423,470	26,127,867
Basic and Diluted Net Earnings (Loss) Per Common Share	$(0.09)	$0.00

The amounts previously reported for the year ended July 31, 2012, was as follows:

Year Ended
July 31, 2011
Basic and Diluted Loss Per Common Share	$-
Weighted Average Number of Shares Outstanding -Basic and Diluted	30,628,907

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

Stock Option Plan

As of July 31, 2012, there are no shares of common stock remaining and available for issuance under the stock option plans.

Note 12. Income Taxes

The Company adopted the provisions of ASC 740, “Income Taxes” (“ASC 74”) on August 1, 2007. The implementation of ASC 740 did not impact the total amount of the Company’s liabilities for uncertain tax position.

The Company recorded no provisions for income taxes for the years ended July 31, 2012 and 2011.

A reconciliation of taxes on income computed at federal statuary rate to the amount provided is as follows:

	Years Ended
	July 31,
	2012	2011
Tax Provisions Computed at Federal Statuary Rate of 35%
Continuing Operations	$(809,205)	$41,622

Increase (Decrease) in Taxes Resulting From:
(Used) Unused Operating Losses	809,205	(41,622)
	$-	$-

Components of deferred income tax assets are as follows:

	Years Ended
	July 31,
	2012 Tax Effect	2011 Tax Effect

Deferred Tax Assets - Current:

United States Net Operating Loss	$22,705,162	$21,895,957
Valuation Allowances	(22,705,162)	(21,895,957)
	$-	$-

The net operating loss carry forward as of July 31, 2012, is approximately $64.9 million and will expire in years through 2026.

Note 13. Commitments and Contingencies

Lease Agreement

Effective April 16, 2008, SPS agreed to lease approximately 5,000 square feet of space in the Company’s North Carolina facility at a rental rate of $2,500 per month and the monthly rental to be escalated five (5%) percent annually beginning April 16, 2009.  The leased space was suitable for, and utilized by SPS for, SPS’s developmental and manufacturing operations for licensed products pursuant to the License Agreement. The leased space was leased on a month-to-month basis at a monthly rental of $3,038. Although the lease was signed, the space was only 80% completed as of July 31, 2012. On May 31, 2012, with the Company closing its facility in North Carolina, Sky Power’s lease was terminated and we are no longer collecting rent from them.

Total rental income for the years ended July 31, 2012 and 2011 was $32,083and $42,625, respectively.

Surety Bond

The Company renewed the manufacturing license with the North Carolina Department of Motor Vehicles. This license requires a surety bond of $50,000 for three years which the Company acquired from Kaercher Campbell & Associates and is effective through February 18, 2012. The Company is licensed as a motor vehicle dealer to engage in the business of selling motor vehicles by the State of North Carolina DMV.  The Company's license was effective through March 31, 2012. The bond was not renewed and subsequently lapsed.  With the economic downturn, the status of the North Carolina facility still unresolved, the layoff of employees, the company has not sought another bond to renew the manufacturing license. It is possible that when funding is available, engineers and technicians have been hired, the present location or a new location has been secured that applying for a manufacturing license may need to be commenced anew without the possibility of renewing the lapsed license.

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

Internal Revenue Service (“IRS”) served the Company with a tax lien dated March 3, 2010 in the total amount of $251,928. Third quarter 2009 taxes are approximately $117,000, which are included in total due.  The Company has been served with an additional tax lien dated January 19, 2011, in the amount of $2,925. The Company had a payment plan in place with IRS; however, the Company is arrears in payments as of July 31, 2012. Management is working with the local IRS office to try and revise the payment agreement.  The balance due on the most recent statement from the IRS is $566,071.

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

The Company’s facility in Mooresville, North Carolina was financed through Bayview and Frontline, which had a second lien on the property. Li-ion became delinquent with the mortgage payments, and, following a prior foreclosure filing and new agreement as to payments under the mortgage, on July 12, 2012, Bayview  refiled a notice of hearing on foreclosure on its deed of trust and security agreement for a hearing on August 21, 2012, the outstanding amount of the loan at July 31, 2012 being $946,279.   A similar notice of foreclosure pursuant to the Frontline deed of trust was filed by the Trustee with the same court on July 25, 2012, noticing a hearing for August 22, 2012, with an amended notice of default, the amount of $508,492 being outstanding under the loan as of July 31, 2012. The Trustee for Frontline also filed on July 25, 2012, a notice of foreclosure and sale to take place on August 22, 2012.  The Trustee under the Bayview deed of trust on August 21, 2012, filed its notice of foreclosure and sale to take place on September 18, 2012, of the real and personal property securing the deed of trust.   On September 14, 2012, the sale of the property pursuant to the Frontline August 22, 2012 foreclosure and sale was completed, and Frontline assigned its rights to its foreclosure bid to A&S Holdings Inc., subject to the rights of Bayview, as the holder of the first mortgage on the property.

Fine Mobile and Li-ion Motors entered into a confession of judgment in relation to X-Prize winnings.  The parties agreed to a payment arrangement of $10,000 per month for a period of eight (8) months.  If a default were to occur, the debtor would then be entitled to exercise confession of judgment in the amount of $120,000 without further delay.  The initial payment was wired on December 15, 2011; however, the Company was unable to make any additional payments.  On June 18, 2012 Fine Mobile executed the judgment with the Iredell County Sheriff’s Office and on July 2, 2012, the Sherriff took possession of the building located at 158 Rolling Hill Road, Mooresville, NC, seizing all remaining assets.

Note 14. Other Miscellaneous Income

Other income for the year ended July 31, 2012, consisted primarily of accounting fees and rental income from Sky Power for $62,083 and interest income from the LEVC Note of $175,479.  This income was offset by other miscellaneous expenses of $2,708.

Other income for the year ended July 31, 2011, consisted primarily of (a) accounting fees and rental income from Sky Power for $72,625; (b) interest income from the LEVC Note of $118,440; (c) forgiveness of debt in connection with the adjustment of previously recorded accounts payable of $123,621; and (d) net proceeds of  $2,303,790 from X-Prize.

Note 15. Subsequent Events

Our board of directors unanimously approved an amendment to our Articles of Incorporation to increase the authorized number of shares of common stock from 60,000,000 shares, par value $.001 per share, to 400,000,000 shares, par value $.001 per share, on July 20, 2012. On the same date we received the written consent from shareholders of our company holding a majority (75.69%) of the outstanding shares of our common stock. We filed the amendment with the Secretary of State of Nevada on August 30, 2012, and the amendment was effective on that date.

On August 25, 2012, the Board approved a debt conversion at $.03 per share.  Frontline assigned $39,000 debt to Kisumu S.A. 1,300,000 shares were issued on September 13, 2012 and that portion of the debt was retired.

On September 28, 2012, the Board approved the cancellation of $12,180 of Frontline debt at $0.0084 per share and issued 1,450,000 shares of common stock.

On July 12, 2012, Bayview  filed a notice of hearing on foreclosure on its deed of trust and security agreement on the Company’s property at 158 Rolling Hill Road, Mooresville, NC (the “property”), with the County of Iredell, North Carolina, General Court of Justice, Superior Court Division, for a hearing on August 21, 2012.   A similar notice of foreclosure pursuant to  the Frontline deed of trust was filed by the Trustee with the same court on July 25, 2012, noticing a hearing for August 22, 2012, the amended notice of default in the amount of $660,546 having been given on July 23, 2012. The Frontline Trustee also filed on July 25, 2012, a notice of foreclosure and sale to take place on August 22, 2012.  The Trustee under the Bayview deed of trust on August 21, 2012, filed its notice of foreclosure and sale to take place on September 18, 2012, of the real and personal property securing the deed of trust.   On September 14, 2012, the sale of the property pursuant to the Frontline August 22, 2012 foreclosure and sale was completed, and Frontline assigned its rights to its foreclosure bid to A&S Holdings Inc., subject to the rights of Bayview, as the holder of the first mortgage on the property.

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

As of July 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not as effective as they have previously been. We are tightening procedures to ensure in the future control and paperwork of finances meet GAAP standards.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2012. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In this assessment management noted that Frontline Asset Management, who has loaned and funded the company, made some direct wage payments for Li-ion and other liability payments, paperwork on these items was not turned over to the company. Some employees have provided written confirmation of payments received; others were not willing to provide written confirmation.  Li-ion has instructed Frontline in the future all funds must go directly to the company so records are properly maintained.

Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission. Management concluded in this assessment that, as of July 31, 2012, given management’s actions with regard to the above reportable conditions, our internal control over financial reporting was effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2012 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages as of October 31, 2012 are as follows:

Name	Age	Position
Stacey Fling	53	Chief Executive Officer, President and Director

Our Board of Directors consists of one director. The following information with respect to the principal occupation or employment of each officer and director, the principal business of the corporation or other organization in which such occupation or employment is carried on, and such person's business experience during the past five years, has been furnished to the Company by the respective officers and director:

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

 Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially  own more  than ten  percent  of the Company's  equity  securities,  to file  reports  of  ownership  and  changes in ownership with the Securities and Exchange Commission.  Officers,  directors and greater than ten percent  shareholders are required by SEC regulation to furnish the  Company  with copies of all  Section  16(a)  forms they file.  Based on its review of the copies of such forms  received  by it, the Company  believes  that during the fiscal  year ended  July  31,  2012, all such  filing  requirements applicable to its officers and  directors  were  complied  with.

Item 11. Executive Compensation.

The following table sets forth certain information as to the Company's  highest paid executive officers and directors for  the  Company's  fiscal years ended July 31, 2012, 2011, and 2010.  No other compensation was paid to any such  officer or director other than the cash compensation set forth below.

Summary Compensation Table

Name and Principal Position	Year*	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	( c )	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stacey Fling, President	2010	$74,100	$-	$-	$-	$-	$-	$-	$74,100
	2011	61,200	-	-	-	-	-	-	61,200
	2012	62,400	-	-	-	-	-	-	62,400

Holly Roseberry, Director	2010	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-

* Years ended July 31, 2012, 2011 and 2010.
** Holly  Roseberry held the office of President from November 15, 2002 to April 30, 2009 .

Option/SAR Grants in Last Fiscal Year

There were no grant of options to purchase our common stock to our officers or directors in fiscal 2012, and there were no exercises of such options during or options held at the end of such fiscal year by officers or directors.

Directors’ Compensation

The following table shows compensation paid to our directors in the fiscal year ended July 31, 2012.
Director Compensation

					Change in
					Pension Value and
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
(a)	(b)	( c )	(d)	(e)	(f)	(g)	(h)
Stacey Fling	$12,000						$12,000

Holly Roseberry	$21,000						$21,000

*  Stacey Fling has acted as a director since May 1, 2009 and Holly Roseberry commenced service as a Director on November 15, 2002 and resigned December 21, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned  beneficially as of  October 24, 2012, by: (i) each person  (including  any group) known to us to own more than five percent (5%) of any  class of our  voting  securities,  (ii)  each of our  directors, and (iii)officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and  investment  power with  respect to the shares shown.

Title of Class	Owner	Number of Shares of Common Stock	Percentage of Outstanding
Common Stock
	Stacey Fling, President and Chief Executive Officer	107	*
	4933 W. Craig Road
	Las Vegas, NV 89130

	Cameo Properties LLC	20,000,000	68.55%
	Hunkins Waterfront Plaza
	PO Box 556
	Charlestown, Nevis, West Indies

	All Officers and Directors	107	*
	Directors as a Group (2 persons)

*        Less than 1%
(1)	As of November 16, 2012, there were 32,373,470 shares of our common stock issued and outstanding.

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

Effective April 16, 2008, SPS agreed to lease approximately 5,000 square feet of space in the Company’s North Carolina facility at a rental rate of $2,500.00 per month and the monthly rental to be escalated five (5%) percent annually beginning April 16, 2009.  The leased space is suitable for, and utilized by SPS for, SPS’s developmental and manufacturing operations for licensed products pursuant to the License Agreement. The leased space is leased on a month-to-month basis at a current monthly rental of $3,038. Although the lease was signed, the space is only 80% completed as of July 31, 2012. The facility was closed in May 2012, and there is no longer any leased space available.

Item 14.  Principal Accountant Fees and Services.

	Fiscal 2012	Fiscal 2011

Audit - Related Fees (1)	$18,250	$42,000
Tax Fees (2)	-	-
All Other Fees	-	-
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

3.1k	Certificate of Change, filed December 13, 2011. (Incorporated by reference to Exhibit 3.1k to the Company’s Current Report on Form 8-K, filed with the Commission on January 31, 2011.)

3.1l
Certificate of Amendment to Articles of Incorporation, filed effective August 30, 2012. (Incorporated by reference to Exhibit 3.1l to the Company’s Current Report on Form 8-K, filed with the Commission on September 7, 2012.)

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

10.26
License Agreement, dated April 15, 2008, between the Company and Zingo, Inc. (now Sky Power Solutions, Inc.).(Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2008.)

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

10.29
Letter to the Sky Power Solutions, Inc., dated October 1, 2009, waiving default under April 14, 2008 License Agreement, (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.)

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

10.33	Promissory Note, payable to Frontline Asset Management, Inc.(Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.).

10.34
Amendment to Promissory Note, dated October 11, 2010, between the Company and Frontline Asset Management, Inc. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.)

10.35
Amendment, dated as of October 11, 2010, to License Agreement, dated as of May 28, 2010, by and between the Company and Lithium Electric Vehicle Corp.. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.).

10.36
Amendment, dated as of October 12, 2010, to Loan Agreement, dated as of May 5, 2008, between the Company and Crystal Capital Investments(Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.).

10.37
Amendment, dated May 25, 2010, to License Agreement, dated April 14, 2008, between the Company and Sky Power Solutions, Inc. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.)

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

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LI-ION MOTORS, CORP.

Date: November 21, 2012	By:	/s/ Stacey Fling
Stacey Fling
Chief Executive Officer and Principal Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stacey Fling
Stacey Fling
President and C.E.O.
(President, Chief Executive Officer
Principal Financial Officer and Director)

Date:	November 21, 2012