Form 10-Q
period 2012-10-31
Li-ion Motors Corp.
filed 2012-12-18
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended October 31, 2012

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

[X] Yes   [ ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] Yes   [X]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [ X ] No

On December 17, 2012, there were 32,373,470 shares of common stock outstanding.

Table of Contents	-1-

Table of Contents	-2-

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operation for the three months ended October 31, 2012 and 2011, are not necessarily indicative of the results for the entire fiscal year or for any other period.

Table of Contents	-3-

Li-ion Motors Corp.
Consolidated Balance Sheets
(unaudited)

	October 31	July 31,
	2012	2012
Assets

Current assets:
Cash and cash equivalents	$44	$64
Accounts receivable, net of allowance for doubtful accounts of $605,347 and $561,237, respectively	—	—
Notes receivable, net of allowance for doubtful accounts of $1,750,000 and $2,458,602, respectively	—	—
Inventories	1,500	1,500
Building and building improvements, net	—	1,049,146
Other current assets	3,190	3,190
Total current assets	4,734	1,053,900
Property and equipment, net	5,146	5,785
Deferred patent and trademark costs	37,913	37,413
Total assets	$47,793	$1,097,098

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued expenses	$1,474,901	$1,538,060
Current portion of long-term debt	463,107	1,460,189
Customer deposits	102,188	102,188
Total current liabilities	2,040,196	3,100,437

Long-term liabilities:
Long-term debt, less current portion	250,000	250,879
Total liabilities	2,290,196	3,351,316

Commitments and contingencies	—	—

Stockholders' deficiency
Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 400,000,000 shares authorized, 29,173,470 and 26,423,470 issued and outstanding at October 31, 2012 and July 31, 2012, respectively.	29,173	26,423
Additional paid-in capital	62,667,874	62,619,444
Accumulated deficit	(64,931,435)	(64,892,123)
Accumulated other comprehensive loss	(8,015)	(7,962)
Stockholders' deficiency attributable to Li-ion Motors Corp.	(2,242,403)	(2,254,218)

Non-controlling interests	—	—
Stockholders' deficiency	(2,242,403)	(2,254,218)
Total stockholders' deficiency	(2,242,403)	(2,254,218)
Total liabilities and stockholders' deficiency	$47,793	$1,097,098

See accompanying notes to unaudited consolidated financial statements

Table of Contents	-4-

Li-ion Motors Corp.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	October 31,
	2012	2011
Revenue:
Sales	$—	$3,568
License agreement revenue	—	168,750
Total revenue	—	172,318

Costs and expenses:
Cost of sales	—	595
General and administrative	48,320	224,218
Loss on disposal of property and equipment	12,019	—
Research and development	1,297	255,866

Total costs and expenses	61,636	480,679

Loss from operations	(61,636)	(308,361)

Other (expenses) income:
Interest (expense)	(22,211)	(41,533)
Other income	44,535	62,671

Loss before provision for (benefit from) income taxes	(39,312)	(287,224)

Provision for (benefit from) income taxes	—	—

Net loss	(39,312)	(287,224)

Less: net loss attributable to non-controlling interest	—	—

Net loss attributable to Li-ion Motors Corp	$(39,312)	$(287,224)

Loss per share - basic and diluted:
Loss per common share attributable to Li-ion Motors Corp. common shareholders	$(0.00)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	27,475,667	26,423,470

See accompanying notes to unaudited consolidated financial statements

Table of Contents	-5-

Li-ion Motors Corp.
Consolidated Statement of Comprehensive Loss
(unaudited)

	For the Three Months Ended
	October 31,
	2012	2011
Net loss	$(39,312)	$(287,224)

Other comprehensive income
Currency translation adjustment	(53)	43

Comprehensive loss	(39,365)	(287,181)

Comprehensive loss attributable to noncontrolling interest	—	—

Comprehensive loss attributable to Li-ion Motors Corp	$(39,365)	$(287,181)

See accompanying notes to unaudited consolidated financial statements

Table of Contents	-6-

Li-ion Motors Corp.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	October 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,312)	$(287,224)
Adjustments to reconcile net earnings (loss) to net cash utilized by operating activities
Depreciation	639	23,073
Loss on disposal of property and equipment, net	12,019	—
Provision for doubtful accounts	—	20,353
Licensing fees	—	(43,750)
Increase (decrease) in cash flows from changes in operating assets and liabilities
Inventories	—	(86,132)
Prepaid expenses and other current assets	—	(52,801)
Deferred patent and trademark costs	(500)	(725)
Bank overdraft	—	2,540
Accounts payable and accrued expenses	(10,370)	114,921
Customer deposits	—	(99)
Deferred revenue	—	(125,000)
Net cash used in operating activities	(37,524)	(434,844)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes receivable	—	(35,976)
Payments received on notes receivable	—	15,623
Proceeds from issuance of debt	37,557	475,027
Payments on debt	—	(24,708)
Net cash provided by financing activities	37,557	429,966

Effect of exchange rate changes on cash and cash equivalents	(53)	43
	—
CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	(20)	(4,835)
Cash and cash equivalents at beginning of period	64	5,118

Cash and cash equivalents at end of period	$44	$283

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$—	$9,411
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Assignment of note receivable with Sky Power Solutions Corp. to Frontline Asset Management debt	$70,860	$—
Shares issued for debt	$51,180	$—

See accompanying notes to unaudited consolidated financial statements

Table of Contents	-7-

Li-ion Motors Corp.
Consolidated Statement of Stockholders' Equity (Deficiency)
For the Periods Ended As Noted
(unaudited)

	Number of Common Shares	Common Shares $0.01 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Non- Controlling Interest	Comprehensive Income (Loss)	Total

Balance - August 1, 2011	26,423,470	$26,423	$62,639,444	$(62,580,108)	$(9,197)	$(20,000)	$—	$118,160	$56,562

Common stock issued as collateral on loan released to lender	—	—	(20,000)	—	—	20,000	—		—
Foreign currency translation	—	—	—	—	1,235	—	—	1,235	1,235
Net earnings	—	—	—	(2,312,015)	—	—	—	(2,312,015)	(2,312,015)
Comprehensive income								$(2,310,780)	—

Balance-July 31, 2012	26,423,470	26,423	62,619,444	(64,892,123)	(7,962)	—	—		(2,254,218)

Common stock issued on conversion of debt	2,750,000	2,750	48,430	—	—	—	—		51,180
Foreign currency translation	—	—	—	—	(53)	—	—	(53)	(53)
Net earnings	—	—	—	(39,312)	—	—	—	(39,312)	(39,312)
Comprehensive income		—				—		$(39,365)	—

Balance- July 31, 2012	29,173,470	$29,173	$62,667,874	$(64,931,435)	$(8,015)	$—	$—		$(2,242,403)

See accompanying notes to unaudited consolidated financial statements

Table of Contents	-8-

Li-ion Motors Corp.

Notes to Unaudited Consolidated Financial Statements

As of and for the Three Months Ended October 31, 2012

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

Basis of Presentation

Going Concern

The Company’s financial statements for the three months ended October 31, 2012, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company did not have any cash revenue from vehicle sales in the three months ended October 31, 2012.  Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses, as the Company continues to incur losses from operations.

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

Table of Contents	-9-

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

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2012. There were no significant changes to these accounting policies during the three months ended October 31, 2012 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

Table of Contents	-10-

As of October 31, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended October 31, 2012 and 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of October 31, 2012 and July 31, 2012.

		Assets at Fair Value as of October 31, 2012 and 2011 Using

		Quoted Prices in Activated Markets for Identical Asssets	Significant Other Observable Inputs	Significant Observable Inputs
	Total	(Level 1)	(Level 2)	(Level 2)
October 31, 2012
Cash and Cash Equivalents	$44	$44	$—	$—

July 31, 2012
Cash and Cash Equivalents	$64	$64	$—	$—

Note 4. Notes Receivable

As of July 31, 2012, the Company had a note receivable balance with Sky Power Corp. (“SPS”) of $708,602. On October 2, 2012 the Company sold its interest in the receivable to Frontline Asset Management (“Frontline”) for $0.10 on the dollar which reduced the Company’s debt with Frontline by $70,786. The entire note receivable had previously been reserved for in its entirety; therefore, we had a $70,786 credit in our bad debt expense which is included in the general and administrative expenses on the Company’s consolidated statement of operations.

During the three months ended October 31, 2012, the Company advanced $0 and $0 was repaid by SPS. During the three months ended October 31, 2011 the Company advanced SPS $35,976 of which $15,623 was repaid. As of October 31, 2012 and July 31, 2012, an allowance for doubtful accounts in the amount of $0 and $708,602, respectively, was recorded against the note receivable, reducing the amount to $0.

On November 26, 2010, LEVC issued the Company a Secured Promissory Note (“LEVC Note”) in the amount of $1,750,000 in accordance with the license agreement. The LEVC Note bears interest at ten (10%) percent per annum on the outstanding amount of the loan and shall accrue for the first 12 months during which the outstanding amount, or any portion thereof is outstanding. Commencing for the first month following the first year and for all subsequent months during which any portion of the amount is outstanding, LEVC shall make monthly interest payments in arrears on the first day of the month following the month for which the interest payment is made on the outstanding amount of the LEVC Note, including any accrued unpaid interest thereon. The outstanding amount and any accrued but unpaid interest thereon shall be repaid in full by LEVC within sixty (60) days of receiving written demand for repayment by the Company. LEVC shall have the right to repay the LEVC Note in whole or in part, at any time without notice, bonus or penalty. The LEVC Note is secured by LEVC’s (1) inventory; (2) equipment, other than inventory; (3) receivables; and (4) all other property, including leasehold interests, chattel paper, documents of title, securities, instruments, money and intangibles. In addition, the LEVC Note includes a conversion right in which the Company can convert the LEVC Note if LEVC should begin trading on the TSX Venture Exchange. The conversion clause stipulates that the LEVC Note will be converted at a price the greater of fifteen cents ($0.15) per share or ninety percent (90%) of the average ten (10) day trading price and if the conversion of the LEVC Note results in a fractional share, LEVC shall, in lieu of issuing such fractional share, pay to the Company an amount equal to the conversion value of the fractional share.

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

The Company recognized interest income of $44,535 and $44,110, none of which has been received, in accordance to the terms of the LEVC Note for the three months ended October 31, 2012 and October 31, 2011, respectively. The Company has reflected the amount due from LEVC in its accounts receivable and has established a reserve for doubtful accounts for the entire amount and is included in general and administrative expenses on the Company’s consolidated statement of operations.

Table of Contents	-11-

Note 5. Inventories

Inventories consist of the following:

	October 31,	July 31,
	2012	2012
Finished Goods	$1,500	$1,500
	$1,500	$1,500

Finished goods for the quarter ended October 31, 2012, and year ended July 31, 2012, are related to the Company’s planned sales of electric powered vehicles.

 Note 6. Property and Equipment

Property and equipment consist of:

	October 31,	July 31,
	2012	2012

Building and Improvements	$—	$552,276
Equipment and Furniture and Fixtures	4,827	4,827
Vehicles	66,429	66,429
Land	—	700,000

	71,256	1,323,532

Less Accumulated Depreciation	(66,110)	(268,601)
Less Current Portion	-	(1,049,146)
Net Property and Equipment	$5,146	$5,785

Depreciation expense for the three months ended October 31, 2012 and 2011 was $639 and $23,073, respectively and is included in general and administrative expenses on the Company’s consolidated statement of operations.

On September 14, 2012, the sale of the property pursuant to the Frontline August 22, 2012 foreclosure and sale was completed. Due to the foreclosure of the property and the loss of rights to the facility, the Company wrote-off the building and its improvements, which caused a loss of $12,019 and is reflected on the Company’s consolidated statement of operations.

Note 7. Other Current Assets

	July 31,	October 31,
	2012	2012
Deposits	$3,190	$3,190
Total	$3,190	$3,190

Note 8. Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other current liabilities at October 31, 2011 and July 31, 2011 consisted of:

	October 31,	July 31,
	2012	2012

Accounts Payable	$313,686	$291,156
Accounts Payable - Related Parties	7,177	4,682
Wages, Paid Leave and Payroll Related Taxes	971,639	948,410
Accrued Interest	27,533	120,067
Legal Settlements	152,976	152,976
Other	1,890	20,769

Total	$1,474,901	$1,538,060

Accounts payable due to related parties are reimbursable general and administrative expenses paid by the Company’s President and Consultant.

Table of Contents	-12-

Note 9. Long-Term Debt

Long-term debt consists of:

	October 31,	July 31,
	2012	2012

5% Note payable to Bayview Loan Servicing, LLC, payable in monthly installments of $5,433 including interest, collateralized by real property. Due to foreclosure of the building, the entire balance has been eliminated. (1)	$—	$946,279

12% Note payable to Frontline Asset Management, payable in monthly installments of interest only, due in full on March 1, 2013 (2)	456,809	508,492

48.956% Note payable to Amicus Funding Group, LLC, payable in monthly installments of approximately $467, collateralized by real property due in full on September 1, 2013 (3)	6,297	6,297

10% Note payable to Cameo Properties, LLC payable in monthly installments of interest only, due in full on December 27, 2014 (4)	250,000	250,000

	713,106	1,711,068
Less current portion	(250,000)	(399,407)
	$463,106	$1,311,661

Principal maturities for long-term debt are as follows for the first quarters ended October 31:

2013	$463,106
2014	250,000
2015	—
2016	—
2017	—
Thereafter	—
$713,106

Table of Contents	-13-

(1 In November 2007, the Company refinanced the first mortgage loan on its Mooresville, North Carolina building (the “property”) with Bayview. On July 25, 2012, Frontline, the junior lien holder noticed a foreclosure hearing and sale to take place on August 22, 2012, and the sale of the property to an assignee of Frontline, which was the only bidder, was completed on September 14, 2012.  The Company debt to Bayview was reduced to zero upon the completion of the sale.

(2) On February 26, 2010, the Company entered into a loan agreement with Frontline. The loan provides for payments to the Company of $2,000,000 with interest at a fixed annual rate of 12%.  On March 1, 2012, an Addendum to the original Promissory Note, dated February 26, 2010, was entered into which amended the term of the note to  provide for interest only payments, due on the last day of every month until maturity date March 30, 2013, when all principal and accrued interest shall be due and payable.  On April 11, 2011, Frontline assigned $850,279 of its debt to Windsor Capital, Inc. (“Windsor”). On April 19, 2011, Frontline partially assigned $437,309 to Kisumu S.A. (“Kisumu”) and Kisumu immediately converted the assigned note for 1,041,212 shares of Common Stock at a fair value price of $0.42 per share.  On April 19, 2011, Frontline assigned $420,000 to Eurolink Corporation (“Eurolink”) and Eurolink immediately converted the assigned note for 1,000,000 shares of Common Stock at a fair value price of $0.42 per share.  On December 27, 2011, Frontline purchased two electric vehicles for $255,000.  On the same day Frontline assigned $250,000 to Cameo Properties, LLC.  On April 26, 2012, the Company assigned $112,500 of its note receivable with SPS to Frontline which reduced the balance due to Frontline by $112,500. On September 13, 2012, Frontline converted $39,000 of accrued interest for 1,300,000 shares of Common Stock at a fair value price of $0.30 per share. On October 2, 2012, Frontline purchased our receivable with SPS at $0.10 on the dollar for $70,786, which reduced the Company’s accrued interest by $43,726 and debt by $27,060. On October 2, 2012, Frontline converted $12,180 for 1,450,000 shares of Common Stock at a fair value price of $0.0084 per share.

Loans under the Frontline loan agreement are secured by a junior deed of trust on the Company’s  property located at 158 Rolling Hill Road, Mooresville, North Carolina.  On August 22, 2012, the foreclosure by Frontline of the property took place, pursuant to a notice of foreclosure and sale dated July 25, 2012, and the foreclosure sale to an assignee of Frontline, which was the only bidder, was completed on September 14, 2012.  Frontline received $50,000 upon the sale of the foreclosed property and this amount reduced the debt to Frontline.

During the three months ended October 31, 2012 and 2011, the Company received advances totaling $37,557 and $457,634, respectively; and made payments of $0 and $13,811, respectively. Interest expense for the three months ended October 31, 2012 and 2011, was $15,289 and $17,659, respectively.

(3) On March 11, 2011, the Company financed $7,992 for office equipment with Amicus Funding Group, LLC (“Amicus”) and monthly payments including interest of 48.956% are approximately $477. During the three months ended October 31, 2012 and 2011, the Company repaid $0 and $515, respectively. Interest expense for the three months ended October 31, 2012 and 2011, was $567 and $885, respectively. The Company is in default on this note.

(4) The Company entered into a Loan Agreement, dated as of July 14, 2011, with Cameo Properties LLC (“Cameo”) and was amended on October 14, 2011 (the “Amended Loan Agreement”). Each Note issued under the Amended Loan Agreement is due three years from the date of its issuance. The Amended Loan Agreement provides for loans to the Company of up to $750,000 (the “Loan”), with a minimum initial loan of $250,000 within 60 days of the date of the Loan Agreement, and up to an additional $500,000 within the first year and a half from execution of the Amended Loan Agreement. This is not a revolving facility, and any principal repaid by the Company will not be available for additional advances to the Company under the Amended Loan Agreement. The Company cannot, without the Lender’s consent, prepay all or part of the Loan. The notes evidencing the installments of the loans bear interest payable monthly in arrears at the rate of 10% per annum, and mature and are due and payable three years from the date of issuance. On December 27, 2011, Frontline assigned $250,000 of its receivable to Cameo. Interest expense for the three months ended October 31, 2012 and 2011, was $6,301 and $0, respectively.

Note 10. Stockholders’ Equity (Deficiency)

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

Table of Contents	-14-

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

Note 11. Net Earnings (Loss) Per Common Share

The following table sets forth the reconciliation of the basic and diluted net earnings (loss) per common share computations for the three months ended October 31, 2012 and 2011.

	Three Months Ended
	October 31,
	2012	2011
Basic and Diluted Earnings (Loss) Per Share
Net Earnings (Loss) Ascribed to Common Shareholders - Basic and Diluted	$(39,312)	$(287,224)
Weighted Average Shares Outstanding - Basic and Diluted	27,475,667	32,088,513

Basic and Diluted Net Earnings (Loss) Per Common Share	$(0.00)	$(0.01)

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

Stock Option Plan

As of October 31, 2012, there are no shares of common stock remaining and available for issuance under the stock option plans.

Note 13. Income Taxes

The Company adopted the provisions of ASC 740, “Income Taxes” (“ASC 74”) on August 1, 2007. The implementation of ASC 740 did not impact the total amount of the Company’s liabilities for uncertain tax position.

The Company recorded no provisions for income taxes for the three months ended October 31, 2012 and 2011.

Note 14. Commitments and Contingencies

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

Table of Contents	-15-

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

 Note 15. Subsequent Events

On November 13, 2012, Frontline assigned $17,280 of its debt to Kisumu, S.A. (“Kisumu”) and Kisumu converted the assigned note for 3,200,000 shares of common stock below fair market value at $0.0054 per share.

Li-ion Motors has filed merger documents with Nevada Secretary of State on November 30, 2012 to merge its wholly owned subsidiary, Terra Inventions Corp. into the Company, and in the merger to change the Company’s name to Terra Inventions Corp. The name change will take effect when approved for trading by FINRA. On the same date the Company filed a one-for-ten reverse split of the common stock with a change to the authorized common stock in the same ratio also to be effective upon approval for trading by FINRA.

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

Table of Contents	-16-

Results of Operations for the Three Months Ended October 31, 2012

Electric Vehicle Operations

We did not have any sales for our electric vehicles during the three months ended October 31, 2012 and 2011. Our only sales during the three months ended October 31, 2011, were for vehicle parts which totaled $3,568.

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

The note of $1,750,000 has been reflected on the books of the Company and due to LEVC having no assets to secure the note; the Company has recorded a reserve for doubtful accounts for the entire note amount of $1,750,000.

Cost of Sales

Cost of sales as a percentage of net sales for the three months ended October 31, 2012, was approximately 0% as compared to approximately 0% during the same period in 2011. Based on our historical review of costs, we expect that cost of sales in the future will remain in line on a percentage basis with our historic level of approximately 20%. As sales volumes and prices increase, costs should then reduce as a percentage of sales.

General and Administrative Expenses

General and administrative (“SG&A”) expenses decreased to $48,320 for the three months ended October 31, 2012, as compared to $224,218 during the same period in 2011. The decrease was attributable to: (1) bad debt expense of $91,139; (2) penalties and late fees of $39,937; (3) depreciation expense of $22,434; (4) director fees of $16,000; and (5) other various expenses of $6,388. Of all SG&A expenses the Company incurred during the first quarter 2012, the majority were charges that are expected to be recurring.

Table of Contents	-17-

Research and Development Expenses

No set amount has been set aside for research and development (“R&D”), however, all projects and purchases require approval prior to initiation. Salaries, payroll taxes, and benefits expensed to R&D for the three months ending October 31, 2012, amounted to $0 and $248,806 for the three months ending October 31, 2011. Parts and supplies, shipping charges, and battery management systems expensed to R&D were $1,297 and $7,060 for the three months ending October 31, 2012 and October 31, 2011, respectively. We expect that research and development expenses will continue to remain substantial and grow as we aggressively move to bring products to market.

Interest Expense

Interest expense decreased to $22,211 for the three months ended October 31, 2011, as compared to $41,533 for 2011. Interest expense consists primarily of interest related to borrowings.

Other Income

Other income for the three months ended October 31, 2012, consisted of interest income from the LEVC Note of $44,535.

Other income for the three months ended October 31, 2011, consisted primarily of accounting fees and rental income from Sky Power for $18,431 and interest income from the LEVC Note of $44,110.

Net Loss

Net loss attributable to common stockholders for the three months ended October 31, 2012 was $39,312, as compared to $287,223 for the previous fiscal quarter. Basic and diluted loss attributable to common stockholders per share of common stock for the three months ended October 31, 2012 was $0.00 as compared to $0.01 for the previous fiscal quarter.

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

At October 31, 2012, we had liabilities of $2,290,196, as compared with $3,351,316 at July 31, 2012; and working capital of $2,035,462 and stockholders' equity deficiency of $2,242,403.

Our property and equipment decreased to $5,146 at October 31, 2012, as compared with $5,785 at July 31, 2012.

Net cash used in operating activities was $37,524 during the three months ended October 31, 2012, as compared with $434,844 in 2011. We did not have any investing activities during the three months ended October 31, 2012 and 2011.

During the three months ended October 31, 2012, from the issuance of a promissory note for a receivable, we advanced $0 to Sky Power and were repaid $0. During the three months ended October 31, 2012, we received net proceeds of $37,557 from the issuance of promissory notes for debt, and made repayments of $0. Total cash provided by financing activities in the three months ended October 31, 2012 was $37,557 as compared with $429,666 in 2011.

Liquidity Issues

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

Table of Contents	-18-

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

 Critical Accounting Issues

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2012. There were no significant changes to these accounting policies during the three months ended October 31, 2012, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Item 4. Controls and Procedures.

As of the end of the fiscal quarter covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective in timely alerting her to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Table of Contents	-19-

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

Table of Contents	-20-

ITEM 6. Exhibits

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

Table of Contents	-21-

SIGNATURES

In  accordance  with  Section 13 or 15(d) of the Exchange  Act,  the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Li-ion Motors Corp.

Date: December 17, 2012	By:	/s/ Stacey Fling
Stacey Fling
Chief Executive Officer and Principal Financial Officer

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stacey Fling
Stacey Fling
President
(President, Chief Executive Officer
Principal Financial Officer and Director)

Date: December 17, 2012

Table of Contents	-22-

Exhibit 31 CERTIFICATION

I, Stacey Fling, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Li-ion Motor s Corp.;

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

4. The registrant 's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and have:

a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

December 17, 2012 By: /s/ Stacey Fling

-----------------------------

Stacey Fling, President

(Principal Executive and Financial Officer)

Table of Contents	-23-

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Li-ion Motors Corp. (the “Company”) on Form 10-Q for the quarter ended October 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stacey Fling, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Stacey Fling

----------------------

Stacey Fling

Chief Executive Officer and

Principal Financial Officer

December 17, 2012