Form 10-Q
period 2013-01-31
Li-ion Motors Corp.
filed 2013-03-18
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended January 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-33391

Terra Inventions Corp.

(Formerly Li-ion Motors Corp.)

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
Common Stock, Par value $0.01 per share

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

On March 11, 2013, there were 39,938,166 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operation for the three and six months ended January 31, 2013 and 2012 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Terra Inventions Corp.
(Formerly Li-ion Motors Corp.)
Consolidated Balance Sheets
(unaudited)

	January 31,	July 31,
	2013	2012
Assets

Current assets:

Cash and cash equivalents	$14	$64
Accounts receivable, net of allowance for doubtful accounts of 649,457 and $561,237, respectively	—	—
Notes receivable, net of allowance for doubtful accounts of $1,750,000 and $2,458,602, respectively	—	—
Inventories	1,500	1,500
Building and building improvements, net	—	1,049,146
Other current assets	—	3,190

Total current assets	1,514	1,053,900

Property and equipment, net	4,508	5,785

Deferred patent and trademark costs	38,063	37,413

Total assets	$44,085	$1,097,098

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued expenses	$1,509,293	$1,538,060
Current portion of long-term debt	385,256	1,460,189
Customer deposits	102,188	102,188

Total current liabilities	1,996,737	3,100,437

Long-term liabilities:

Long-term debt, less current portion	250,000	250,879

Total liabilities	2,246,737	3,351,316

Commitments and contingencies	—	—

Stockholders' deficiency

Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 39,938,166 and 20,642,347 issued
and outstanding at January 31, 2013 and July 31, 2012, respectively.	39,938	20,642
Additional paid-in capital	62,905,729	62,625,225
Accumulated deficit	(65,140,015)	(64,892,123)
Accumulated other comprehensive loss	(8,304)	(7,962)

Stockholders' deficiency attributable to Terra Inventions Corp.	(2,202,652)	(2,254,218)

Non-controlling interests	—	—
Stockholders' deficiency	(2,202,652)	(2,254,218)
Total stockholders' deficiency	(2,202,652)	(2,254,218)

Total liabilities and stockholders' deficiency	$44,085	$1,097,098

See accompanying notes to unaudited consolidated financial statements

Terra Inventions Corp.
(Formerly Li-ion Motors Corp.)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Revenue:
Sales	$—	$473,128	$—	$476,696
License agreement revenue	—	168,750	—	337,500
Total revenue	—	641,878	—	814,196

Costs and expenses:
Cost of sales	—	257,452	—	258,047
General and administrative	120,954	2,396,441	169,274	2,620,659
(Gain) loss on disposal of property and equipment	(6,467)	—	5,552	—
Research and development	—	155,785	1,297	411,651

Total costs and expenses	114,487	2,809,678	176,123	3,290,357

Loss from operations	(114,487)	(2,167,800)	(176,123)	(2,476,161)

Other (expenses) income:
Interest (expense)	(18,897)	(32,309)	(41,108)	(73,842)
Loss on extinguishment of debt	(119,140)	—	(119,140)	—
Other income	43,944	93,060	88,479	155,731

Loss before provision for (benefit from) income taxes	(208,580)	(2,107,049)	(247,892)	(2,394,272)

Provision for (benefit from) income taxes	—	—	—	—

Net loss	(208,580)	(2,107,049)	(247,892)	(2,394,272)

Less: net loss attributable to non-controlling interest	—	—	—	—

Net loss attributable to Terra Inventions Corp.	$(208,580)	$(2,107,049)	$(247,892)	$(2,394,272)

Loss per share - basic and diluted:
Loss per common share attributable to Terra Inventions Corp. common shareholders	$(0.02)	$(0.10)	$(0.01)	$(0.12)

Weighted average number of shares outstanding - basic and diluted	13,704,783	20,642,347	21,399,154	20,642,347

See accompanying notes to unaudited consolidated financial statements

Terra Inventions Corp.
(Formerly Li-ion Motors Corp.)
Consolidated Statement of Comprehensive Loss
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Net loss	$(208,580)	$(2,107,049)	$(247,892)	$(2,394,272)

Other comprehensive income
Currency translation adjustment	(289)	468	(342)	511

Comprehensive loss	(208,869)	(2,106,581)	(248,234)	(2,393,761)

Comprehensive loss attributable to noncontrolling interest	—	—	—	—

Comprehensive loss attributable to Terra Inventions Corp	$(208,869)	$(2,106,581)	$(248,234)	$(2,393,761)

See accompanying notes to unaudited consolidated financial statements

Terra Inventions Corp.
(Formerly Li-ion Motors Corp.)
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(247,892)	$(2,394,272)
Adjustments to reconcile net earnings (loss) to net cash utilized by operating activities
Depreciation	1,277	31,716
Loss on disposal of property and equipment, net	5,552	4,687
Provision for doubtful accounts	—	2,167,313
Licensing fees	—	(354,833)
Non-cash sale of property and equipment	—	139,537
Non-cash sale of inventories	—	255,000
Non-cash sale of electric vehicles		217,000
Loss on extinguishment of debt	119,140	—
Increase (decrease) in cash flows from changes in operating assets and liabilities
Inventories	—	(84,389)
Prepaid expenses and other current assets	3,190	138,132
Deferred patent and trademark costs	(650)	(875)
Bank overdraft	—	806
Accounts payable and accrued expenses	42,491	300,274
Customer deposits	—	(99)
Deferred revenue	—	(66,000)
Net cash used in operating activities	(76,892)	353,997

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes receivable	—	(54,539)
Payments received on notes receivable	—	22,984
Proceeds from issuance of debt	77,185	572,462
Payments on debt	—	(900,102)
Net cash provided by financing activities	77,185	(359,195)

Effect of exchange rate changes on cash and cash equivalents	(342)	511

CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	(49)	(4,687)
Cash and cash equivalents at beginning of period	64	5,118

Cash and cash equivalents at end of period	$15	$431

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$—	$9,975
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Assignment of note receivable with Sky Power Solutions Corp. to Frontline Asset Management debt	$70,860	$—
Shares issued for debt	$299,800	$—
Property and equipment, inventories and electric vehicles exchanged for payment on debt	$—	$611,537

See accompanying notes to unaudited consolidated financial statements

Terra Inventions Corp.
(Formerly Li-ion Motors Corp.)
Consolidated Statement of Stockholders' Equity (Deficiency)
For the Periods Ended As Noted
(unaudited)

	Number of Common Shares	Common Shares $0.01 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Non-Controlling Interest	Comprehensive Income (Loss)	Total

Balance - August 1, 2011	642,347	$642	$62,645,225	$(62,580,108)	$(9,197)	$(20,000)	$—	$—	$36,562

Common stock issued as collateral on loan released to lender	20,000,000	20,000	(20,000)	—	—	20,000	—		20,000
Foreign currency translation	—	—	—	—	1,235	—	—	1,235	1,235
Net earnings	—	—	—	(2,312,015)	—	—	—	(2,312,015)	(2,312,015)
Comprehensive income								$(2,310,780)	—
Balance - July 31, 2012	20,642,347	20,642	62,625,225	(64,892,123)	(7,962)	—	—		(2,254,218)

Common stock issued on conversion of debt	19,295,819	19,296	280,504	—	—	—	—		299,800
Foreign currency translation	—	—	—	—	(342)	—	—	(342)	(342)
Net earnings	—	—	—	(247,892)	—	—	—	(247,892)	(247,892)
Comprehensive income		—				—		$(248,234)	—
Balance - January 31, 2013	39,938,166	$39,938	$62,905,729	$(65,140,015)	$(8,304)	$—	$—		$(2,202,652)

See accompanying notes to unaudited consolidated financial statements

Terra Inventions Corp.

(Formerly Li-ion Motors Corp.)

Notes to Unaudited Consolidated Financial Statements

January 31, 2013

Note 1. Financial Statement Presentation

History and Nature of Business

Li-ion Motors Corp. was incorporated under the laws of the State of Nevada on April 12, 2000. On November 30, 2012, Li-ion Motors merged with its wholly owned subsidiary, Terra Inventions, Corp. (the “Company” or “Terra”) and as a result of the merger the name of the Company was changed. The name Terra was effective for trading purposes on December 21, 2012. The Company is currently pursuing the development and marketing of electric powered vehicles and products based on the advanced lithium battery technology it has developed.

Effective April 15, 2008, the Company entered into a License Agreement (“License Agreement”) with Sky Power Solutions, now Clean Enviro Tech Corp. (“CET”), CET providing for their license to CET of their patent applications and technologies for rechargeable lithium ion batteries for electric vehicles and other applications (“Licensed Products”). Under the License Agreement, the Company has the right to purchase their requirements of lithium ion batteries from CET, and their requirements of lithium ion batteries shall be supplied by CET in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of CET. The Company’s cost for lithium ion batteries purchased from CET shall be CET’s actual manufacturing costs for such batteries for the fiscal quarter of CET in which the Company’s purchase takes place. On May 25, 2010, the license agreement was amended to reflect Clean Enviro Tech’s territory would only be the United States and US possessions and territories and we can license to other companies in other parts of the world. The Company issued a license to a firm for the rights in Canada in 2010.

Under the terms of the license agreement, CET had agreed to invest a minimum of $1,500,000 in each of the following two years(2009 and 2010)in development of the technology for the Licensed Products. To date, CET has not met the minimum requirements in the development of technology, and therefore, is not in compliance with its obligations under this covenant of the license agreement.  The Company has advised CET that it will not give notice of default against them for their failure to comply with this covenant over the term of the License Agreement.

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

As of February 19, 2013 Terra Inventions Corp and Lithium Electric Vehicle Corp. signed an amended License Agreement.  Both parties have agreed that, (1) Terra Inventions will own 49% of LEVC in exchange for the balance of any funds due to Terra in connection with the license agreement.  (2) LEVC intends to further develop Terra’s technology in Canada.  In exchange for this agreement Terra will have full access to these developments made by LEVC for Terra’s use, including further development in the United States.  (3) LEVC will retain ownership of further developments only. (4) Terra and LEVC also agree that LEVC will be doing R & D and develop free energy technology and wind turbine technology to achieve higher efficiency for electric vehicles.  By Terra providing the platform, technology and BMS system for electric vehicles to LEVC, LEVC will also allow Terra to further develop these technologies in the United States.  (5) Both parties understand that LEVC will own these technologies accept for rights hereby granted to Terra for the USA.

Basis of Presentation

Going Concern

The Company’s financial statements for the six months ended January 31, 2013, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company did not have any cash revenue from vehicle sales in the six months ended January 31, 2013.  Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses, as the Company continues to incur losses from operations.

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

The Company’s facility in Mooresville, North Carolina was financed through Bayview Loan Servicing, LLC (“Bayview”). Frontline Asset Management, Inc. (“Frontline”), had a second lien on the property. Li-ion became delinquent with the mortgage payments, and, following a prior foreclosure filing and new agreement as to payments under the mortgage, on July 12, 2012, Bayview refiled a notice of hearing on foreclosure on its deed of trust and security agreement for a hearing on August 21, 2012, the outstanding amount of the loan at July 31, 2012 being $946,279.   A similar notice of foreclosure pursuant to the Frontline deed of trust was filed by the Trustee with the same court on July 25, 2012, noticing a hearing for August 22, 2012, the amended notice of default in the amount of $660,546 having been given on July 23, 2012. The Trustee for Frontline also filed on July 25, 2012, a notice of foreclosure and sale to take place on August 22, 2012.  The Trustee under the Bayview deed of trust on August 21, 2012, filed its notice of foreclosure and sale to take place on September 18, 2012, of the real and personal property securing the deed of trust.   On September 14, 2012, the sale of the property pursuant to the Frontline August 22, 2012 foreclosure and sale was completed, and Frontline assigned its rights to its foreclosure bid to A&S Holdings Inc., a related holding company, subject to the rights of Bayview, as the holder of the first mortgage on the property.

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

Effective January 26, 2012, the Financial Industry Regulatory Authority (“FINRA”) approved a one-for-five reverse split of the common stock.

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

Our Board of Directors unanimously approved an amendment to our Articles of Incorporation to decrease the authorized number of shares of common stock from 400,000,000 shares, par value $.001 per share, to 40,000,000 shares, par value $.001 per share, on November 29, 2012. On the same date we received the written consent from shareholders of our company holding a majority (75.69%) of the outstanding shares of our common stock. We filed the amendment with the Secretary of State of Nevada on November 29, 2012, and the amendment was effective on that date.

Effective December 31, 2012, FINRA approved a one-for-ten reverse split of the common stock. All share and per share amounts have been restated to reflect the one-for-ten reverse stock split.

All shares and per share information has been revised to give retroactive effect to the reverse stock splits.

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2012. There were no significant changes to these accounting policies during the three months ended January 31, 2013 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

As of January 31, 2013, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended January 31, 2013, and 2012.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of January 31, 2013, and July 31, 2012.

		Assets at Fair Value Using
		Quoted Prices in Activated Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
	Total	(Level 1)	(Level 2)	(Level 2)
January 31, 2013
Cash and cash equivalents	$14	$14	$—	$—

July 31, 2012
Cash and cash equivalents	$64	$64	$—	$—

Note 4. Notes Receivable

As of July 31, 2012, the Company had a note receivable balance with CET of $708,602. On October 2, 2012 the Company sold its interest in the receivable to Frontline Asset Management (“Frontline”) for $0.10 on the dollar which reduced the Company’s debt with Frontline to $70,786. The entire note receivable had previously been reserved for in its entirety; therefore, we had a $70,786 credit in our bad debt expense which is included in the general and administrative expenses on the Company’s consolidated statement of operations for the six months ended January 31, 2013.

During the six months ended January 31, 2013, the Company advanced $0 and $0 was repaid by CET. During the six months ended January 31, 2012 the Company advanced CET $54,539 of which $22,984 was repaid. As of January 31, 2013 and July 31, 2012, an allowance for doubtful accounts in the amount of $0 and $708,602, respectively, was recorded against the note receivable, reducing the amount to $0.

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

The Company recognized interest income of $88,645 and $88,219, none of which has been received, in accordance to the terms of the LEVC Note for the six months ended January 31, 2013 and January 31, 2012, respectively. The Company has reflected the amount due from LEVC in its accounts receivable and has established a reserve for doubtful accounts for the entire amount and is included in general and administrative expenses on the Company’s consolidated statement of operations.

Note 5. Inventories

Inventories consist of the following:

	January 31,	July 31,
	2013	2012
Finished Goods	$1,500	$1,500
	$1,500	$1,500

Raw materials, work in progress and finished goods for the quarter ended January 31, 2013, and year ended July 31, 2012, are related to the Company’s planned sales of electric powered vehicles.

 Note 6. Property and Equipment

Property and equipment consist of:

	January 31,	July 31,
	2013	2012
Building and Improvements	$—	$552,276
Equipment and Furniture and Fixtures	4,827	4,827
Vehicles	66,429	66,429
Land	—	700,000
	71,256	1,323,532

Less Accumulated Depreciation	(66,748)	(268,601)
Net Property and Equipment	$4,508	$1,054,931

Depreciation expense for the three months ended January 31, 2013 and 2012, was $639 and $8,643, respectively. Depreciation expense for the six months ended January 31, 2013 and 2012, was $1,277 and $31,716, respectively, and is included in general and administrative expenses on the Company’s consolidated statement of operations.

On September 14, 2012, the sale of the property pursuant to the Frontline August 22, 2012 foreclosure and sale was completed. Due to the foreclosure of the property and the loss of rights to the facility, the Company wrote-off the building and its improvements, which caused a loss of $5,552 and is reflected on the Company’s consolidated statement of operations.

Note 7. Other Current Assets

	January 31,	July 31,
	2013	2012

Deposits	$—	$3,190

Total	$—	$3,190

Note 8. Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other current liabilities at January 31, 2012 and July 31, 2011 consisted of:

	January 31,	July 31,
	2012	2012

Accounts Payable	$310,532	$291,156
Accounts Payable - Related Parties	10,177	4,682
Wages, Paid Leave and Payroll Related Taxes	998,235	948,410
Accrued Interest	34,428	120,067
Legal Settlements	152,976	152,976
Other	2,945	20,769

Total	$1,509,293	$1,538,060

Accounts payable due to related parties are reimbursable general and administrative expenses paid by the Company’s President.

Note 9. Long-Term Debt

Long-term debt consists of:

	January 31,	July 31,
	2013	2012
5% Note payable to Bayview Loan Servicing, LLC, payable in monthly installments of $5,433 including interest, collateralized by real property. Due to foreclosure of the building, the entire balance has been eliminated. (1)	$—	$946,279

12% Note payable to Frontline Asset Management, payable in monthly installments of interest only, due in full on March 1, 2013 (2)	378,959	508,492

48.956% Note payable to Amicus Funding Group, LLC, payable in monthly installments of approximately $467, collateralized by real property due in full on September 1, 2013 (3)	6,297	6,297

10% Note payable to Cameo Properties, LLC payable in monthly installments of interest only, due in full on December 27, 2014 (4)	250,000	250,000

	635,256	1,711,068
Less Current Portion	(385,256)	(1,460,189)
	$250,000	$250,879

Principal maturities for long-term debt are as follows for the second quarters ended January 31:

2013	$385,256
2014	250,000
2015	—
2016	—
2017	—
Thereafter	—
$635,256

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

(2) On February 26, 2010, the Company entered into a loan agreement with Frontline. The loan provides for payments to the Company of $2,000,000 with interest at a fixed annual rate of 12%.  On March 1, 2012, an Addendum to the original Promissory Note, dated February 26, 2010, was entered into which amended the term of the note to  provide for interest only payments, due on the last day of every month until maturity date March 30, 2013, when all principal and accrued interest shall be due and payable.  On April 11, 2011, Frontline assigned $850,279 of its debt to Windsor Capital, Inc. (“Windsor”). On April 19, 2011, Frontline partially assigned $437,309 to Kisumu S.A. (“Kisumu”) and Kisumu immediately converted the assigned note for 1,041,212 shares of Common Stock at a fair value price of $0.42 per share.  On April 19, 2011, Frontline assigned $420,000 to Eurolink Corporation (“Eurolink”) and Eurolink immediately converted the assigned note for 1,000,000 shares of Common Stock at a fair value price of $0.42 per share.  On December 27, 2011, Frontline purchased two electric vehicles for $255,000.  On the same day Frontline assigned $250,000 to Cameo Properties, LLC.  On April 26, 2012, the Company assigned $112,500 of its note receivable with CET to Frontline which reduced the balance due to Frontline by

$112,500. On September 13, 2012, Frontline converted $39,000 of accrued interest for 1,300,000 shares of Common Stock at a discounted value price of $0.30 per share. On October 2, 2012, Frontline purchased our receivable with CET at $0.10 on the dollar for $70,786, which reduced the Company’s accrued interest by $43,726 and debt by $27,060. On October 2, 2012, Frontline converted $12,180 for 1,450,000 shares of Common Stock at a discounted value price of $0.0084 per share. On November 13, 2012, Frontline partially assigned $17,280 to Kisumu and Kisumu immediately converted the assigned note for 3,200,000 shares of Common Stock at a discounted value price of $0.0054 per share. On December 26, 2012, Frontline partially assigned $112,200 to Kisumu and Kisumu converted the assigned note for 18,700,000 shares of Common Stock at a discounted price of $0.006 per share.

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

Interest expense for the three months ended January 31, 2013 and 2012, was $12,135 and $15,244, respectively . Interest expense for the six months ended January 31, 2013 and 2012, was $27,423 and $32,904, respectively.

(3) On March 11, 2011, the Company financed $7,992 for office equipment with Amicus Funding Group, LLC (“Amicus”) and monthly payments including interest of 48.956% are approximately $477. During the three months ended January 31, 2013 and 2012, the Company repaid $0 and $380, respectively. During the six months ended January 31, 2013 and 2012, the Company repaid $0 and $895, respectively. The Company is in default on this note.

Interest expense for the three months ended January 31, 2013 and 2012, was $461 and $819, respectively. Interest expense for the six months ended January 31, 2013 and 2012, was $1,028 and $1,703, respectively.

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

Interest expense for the three months ended January 31, 2013 and 2012, was $6,301 and $2,937, respectively. Interest expense for the six months ended January 31, 2013 and 2012, was $12,603 and $2,937, respectively.

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

Effective December 31, 2012, the Securities and Exchange Commission approved a one-for-ten reverse split of the common stock.  Pursuant to the anti-dilution provisions in the Cameo Properties loan agreement the Company issued 18,000,000 shares to Cameo Properties, so they again held 20,00,000 post reverse stock split shares.

On September 13, 2012, Frontline converted $39,000 of accrued interest for 1,300,000 shares of Common Stock at a discounted value price of $0.30 per share. The Company recorded a loss on extinguishment of debt in the amount of $26,000 in connection with the conversion.

On October 2, 2012, Frontline converted $12,180 for 1,450,000 shares of Common Stock at a discounted value price of $0.0084 per share. The Company recorded a loss on extinguishment of debt in the amount of $5,220 in connection with the conversion.

On November 13, 2012, Frontline partially assigned $17,280 to Kisumu and Kisumu immediately converted the assigned note for 3,200,000 shares of Common Stock at a discounted value price of $0.0054 per share. The Company recorded a loss on extinguishment of debt in the amount of $13,120 in connection with the conversion.

On December 26, 2012, Frontline partially assigned $112,200 to Kisumu and Kisumu converted the assigned note for 18,700,000 shares of Common Stock at a discounted price of $0.006 per share. The Company recorded a loss on extinguishment of debt in the amount of $74,800 in connection with the conversion.

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

On November 29, 2012, our Board of Directors unanimously approved an amendment to our Articles of Incorporation to increase the authorized number of shares of common stock from 400,000,000 shares, par value $.001 per share, to 40,000,000 shares, par value $.001 per share. On the same day we received the written consent from shareholders of our company holding a majority (75.69%) of the outstanding shares of our common stock. We filed the amendment with the Secretary of State of Nevada on November 29, 2012, and the amendment was effective on that date.

Note 11. Net Earnings (Loss) Per Common Share

The following table sets forth the reconciliation of the basic and diluted net earnings (loss) per common share computations for the three months ended January 31, 2013 and 2012.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013	2012	2012	2011
Basic and Diluted Earnings (Loss) Per Share
Net Earnings (Loss) Ascribed to Common Shareholders - Basic and Diluted	$(208,580)	$(2,107,049)	$(247,892)	$(2,394,272)
Weighted Average Shares Outstanding - Basic and Diluted	13,704,783	20,642,347	21,399,154	20,642,347

Basic and Diluted Net Earnings (Loss) Per Common Share	$(0.02)	$(0.10)	$(0.01)	$(0.12)

Net loss per common share for the six months ended January 31, 2012, has been revised. All share and per share amounts have been restated to reflect the one-for-five reverse stock split as discussed in Note 10.

The amounts previously reported for the three months ended January 31, 2011, were as follows:

	Three Months Ended	Six Months Ended
	January 31, 2012	January 31, 2012
Basic and Diluted Loss Per Common Share	$(0.33)	$(0.37)

Weighted Average Number of Shares
Outstanding -Basic and Diluted	6,418,322	6,418,322

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

Stock Option Plan

As of January 31, 2013, there are no shares of common stock remaining and available for issuance under the stock option plans.

Note 13. Income Taxes

The Company adopted the provisions of ASC 740, “Income Taxes” (“ASC 74”) on August 1, 2007. The implementation of ASC 740 did not impact the total amount of the Company’s liabilities for uncertain tax position.

The Company recorded no provisions for income taxes for the six months ended January 31, 2013 and 2012.

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

Results of Operations for the Three and Six months Ended January 31, 2013

Electric Vehicle Operations

Sales of our electric powered vehicles for the three months ended January 31, 2013 and 2012 were $0 and $472,000, respectively. Vehicle parts sold during the three months ended January 31, 2013 and 2012 were $0 and $1,128, respectively.

Sales of our electric powered vehicles for the six months ended January 31, 2013 and 2012 were $0 and $472,000, respectively. Vehicle parts sold during the six months ended January 31, 2013 and 2012 were $0 and $4,696, respectively.

With the licenses of our lithium battery and electric vehicle technology described below, we are concentrating on sales of our vehicles.

Clean Enviro Tech Corp. License Agreement

We entered into a License Agreement (“Clean Enviro Tech License Agreement”) with Clean Enviro Tech Corp. (formerly Sky Power Solutions) in April 2008, providing for our license to Clean Enviro Tech Corp. (“CET”) of our patent applications and technologies for rechargeable lithium ion batteries for hybrid vehicles and other applications (“Licensed Products”). Under the CET License Agreement, we have the right to purchase our requirements of lithium ion batteries from CET, and our requirements of lithium ion batteries shall be supplied by CET in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of CET. Our cost for lithium ion batteries purchased from CET shall be CET’s actual manufacturing costs for such batteries for the fiscal quarter of CET in which our purchase takes place. On May 25, 2010, the CET License Agreement was amended to reflect CET’s territory would be the United States, U.S. possessions and territories only, and the Company can license other companies in other parts of the world.

CET agreed to invest a minimum of $1,500,000 in 2008 and 2009, in development of the technology for the Licensed Products. To date, CET has not met the minimum requirements in the development of technology, and therefore, is not in compliance with its obligations under this covenant of the license agreement.  The Company has advised CET that it will not give notice of default against them for their failure to comply with this covenant over the term of the License Agreement.

On May 25, 2010 the CET License Agreement was amended to limiting the license granted to CET to only the United States, permitting Terra to grant other licenses to companies in other parts of the world.

Lithium Electric Vehicle Corp. License Agreement

Effective May 28, 2010, the Company entered into a ten year license agreement with Lithium Electric Vehicle Corp. (“LEVC”) providing for the Company to license to LEVC certain Company patent applications and technologies for electric vehicles and other applications. The purpose of the licensee is to expand sales of the Company’s line of products by the manufacture and sale of such products in Canada, which is LEVC’s exclusive territory under the license agreement.

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

As of February 19, 2013 Terra Inventions Corp and Lithium Electric Vehicle Corp. signed an amended License Agreement.  Both parties have agreed that, (1) Terra Inventions will own 49% of LEVC in exchange for the balance of any funds due to Terra in connection with the license agreement.  (2) LEVC intends to further develop Terra’s technology in Canada.  In exchange for this agreement Terra will have full access to these developments made by LEVC for Terra’s use, including further development in the United States.  (3) LEVC will retain ownership of further developments only. (4) Terra and LEVC also agree that LEVC will be doing R & D and develop free energy technology and wind turbine technology to achieve higher efficiency for electric vehicles.  By Terra providing the platform, technology and BMS system for electric vehicles to LEVC, LEVC will also allow Terra to further develop these technologies in the United States.  (5) Both parties understand that LEVC will own these technologies accept for rights hereby granted to Terra for the USA.

Cost of Sales

Cost of sales as a percentage of net vehicle sales for the three months ended January 31, 2013 was 0% compared to approximately 54% during the same period in 2012. Cost of sales as a percentage of net vehicle sales for the six months ended January 31, 2013 was 0% compared to approximately 54% during the same period in 2012. Based on our historical review of costs, we expect that cost of sales in the future will remain in line on a percentage basis with our historic level of approximately 20%. As sales volumes and prices increase, costs should then reduce as a percentage of sales.

General and Administrative Expenses

General and administrative (“SG&A”) expenses decreased to $120,954 for the three months ended January 31, 2013, as compared to $2,396,441 during the same period in 2012. The decrease was attributable to a reduction in: (1) bad debt expense of $2,191,070; (2) payroll related expenses of $64,472; and (3) other various expenses of $19,945.

SG&A expenses decreased to $169,274 for the six months ended January 31, 2013, as compared to $2,620,659 during the same period in 2012. The decrease was attributable to a reduction in: (1) bad debt expense of $2,238,173; (2) payroll related expenses of $63,915; (3) depreciation expense of $30,438; (4) penalties of $29,084; (5) financing related expenditure of $25,000; (6) director fees of $21,000 and (6) other various expenses of $43,775.

Of all SG&A expenses the Company incurred during the first six months of 2013, the majority were charges that are expected to be recurring.

Research and Development Expenses

No set amount has been set aside for research and development (“R&D”), however, all projects and purchases require approval prior to initiation. Salaries, payroll taxes, and benefits expensed to R&D for the three months ended January 31, 2013 and January 31, 2012, amounted to $0 and $151,013, respectively. Parts and supplies expensed to R&D was $0 and $4,772 for the three months ended January 31, 2013 and 2012, respectively.

Salaries, payroll taxes, and benefits expensed to R&D for the six months ended January 31, 2013 and January 31, 2012, amounted to $0 and $399,819, respectively. Parts and supplies expensed to R&D was $1,297 and $11,832 for the six months ended January 31, 2013 and 2012, respectively.

We expect that research and development expenses will continue to remain substantial and grow as we aggressively move to bring products to market

Interest Expense

Interest expense decreased to $18,897 for the three months ended January 31, 2013 as compared to $32,309 for 2012, and $41,108 for the six months ended January 31, 2013 as compared to $73,842 for 2012 due to the reduction of the Company’s debt. Interest expense consists primarily of interest related to borrowings.

Other Income

Other income for the three months ended January 31, 2013, consisted primarily of interest income from the LEVC Note of $43,944.

Other income for the three months ended January 31, 2012 consists of (1) accounting fees and rental income from

CET for $16,931; (2) rental income from Advanced Tech of $6,928; (3) interest income from the LEVC note of $44,110; (4) forfeiture of customer deposit of $30,000; and (5) various other income of $130. Other income was reduced by $4,688 for loss from sale of assets and $351 for foreign exchange transactional expense.

Other income for the six months ended January 31, 2013, consisted of interest income from the LEVC Note of $88,645, which was offset by $166 for foreign exchange transactional expense.

Other income for the six months ended January 31, 2012 consists of (1) accounting fees and rental income from CET for $35,362; (2) rental income from Advanced Tech of $6,928; (3) interest income from the LEVC note of $88,219; (4) forfeiture of customer deposit of $30,000; and (5) various other income of $130. Other income was reduced by $4,688 for loss from sale of assets and $220 for foreign exchange transactional expense.

Net Loss

Net loss attributable to common stockholders for the three months ended January 31, 2013 was $208,580 compared to $2,107,049 for the previous fiscal quarter. Basic and diluted loss attributable to common stockholders per share of common stock for the three months ended January 31, 2013 was $.02 as compared to $0.10 for the previous fiscal quarter.

Net earnings attributable to common stockholders for the six months ended January 31, 2013 was $247,892 compared to a net loss of $2,394,272 for the previous fiscal quarter. Basic and diluted loss attributable to common stockholders per share of common stock for the six months ended January 31, 2013 was $.01 as compared to $0.12 for the previous fiscal quarter.

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

At January 31, 2013, we had liabilities of $2,246,737, as compared with $3,351,316 at July 31, 2012; and working capital deficiency of $1,995,223 and stockholders' equity deficiency of $2,202,652.

Our property and equipment decreased to $4,508 at January 31, 2013, as compared with $5,785 at July 31, 2012.

Net cash used in operating activities was $76,892 during the three months ended October 31, 2012, as compared with net cash provided by of $353,997 in 2012. We did not have any investing activities during the six months ended January 31, 2013 and 2012.

During the six months ended January 31, 2013, from the issuance of a promissory note for a receivable, we advanced $0 to CET and were repaid $0. During the six months ended January 31, 2013, we received net proceeds of $77,185 from the issuance of promissory notes for debt, and made repayments of $0. Total cash provided by financing activities in the six months ended January 31, 2011 was $77,185 as compared with cash used of $359,195 in 2012.

Liquidity Issues

The Company has substantial obligations to the Internal Revenue Service and other creditors. The Company is working toward a payment plan with the Internal Revenue Service (IRS) for delinquent payroll taxes, and has a plan in place with one of two judgment creditors. There is no assurance that we will be able raise additional required capital to meet obligations arising from the settlements of these obligations and litigation matters, as well as the settlement payments with the IRS, and continue operations.

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

Critical Accounting Issues

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2012. There were no significant changes to these accounting policies during the six months ended January 31, 2013, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Caudle & Spears v. EV Innovations, Inc.

Caudle & Spears has obtained a default judgment against the Company in Mecklenburg County, North Carolina, General Court, in the amount of $17,686. This law firm represented us in our litigation against Martin Koebler, a former employee, whom we successfully sued for return of Company property and other damages. The Company is in settlement negotiations with Caudle & Spears, since its judgment against Martin Koebler is still in the collection process. A payment agreement has been reached in the amount of $2,500 per month with no interest until paid. The Company is not current with its payment arrangements and has a balance of $4,263 still due.

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

Terra Inventions Corp.

Date: March 15, 2013	By:	/s/ Stacey Fling
Stacey Fling
Chief Executive Officer and Principal Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stacey Fling
Stacey Fling
President
(President, Chief Executive Officer
Principal Financial Officer and Director)

Date: March 15, 2013

