Form 10-Q
period 2013-04-30
Li-ion Motors Corp.
filed 2013-06-11
CIK 1141263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended April 30, 2013
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
(702) 425-4289 (Issuer’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

On June 14, 2013, there were 39,945,517 shares of common stock outstanding.

Table of Contents	-1-

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operation for the three and nine months ended April 30, 2013 and 2012, are not necessarily indicative of the results for the entire fiscal year or for any other period.

Table of Contents	-2-

Terra Inventions Corp.
(Formerly Li-ion Motors Corp.)
Consolidated Balance Sheets
(unaudited)

	April 30,	July 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$22	$64
Accounts receivable, net of allowance for doubtful accounts of $0 and $561,237, respectively	—	—
Notes receivable, net of allowance for doubtful accounts of $0 and $2,458,602, respectively	—	—
Inventories	1,500	1,500
Building and building improvements, net	—	1,049,146
Other current assets	—	3,190
Total current assets	1,522	1,053,900
Property and equipment, net	3,880	5,785
Deferred patent and trademark costs	38,063	37,413
Total assets	$43,465	$1,097,098

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued expenses	$1,559,012	$1,538,060
Current portion of long-term debt	418,480	1,460,189
Customer deposits	102,188	102,188
Total current liabilities	2,079,680	3,100,437
Long-term liabilities:
Long-term debt, less current portion	250,000	250,879
Total liabilities	2,329,680	3,351,316
Commitments and contingencies	—	—
Stockholders' deficiency
Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 39,938,166 and 20,642,347 issued and outstanding at April 30, 2013 and July 31, 2012, respectively.	39,938	20,642
Additional paid-in capital	62,905,729	62,625,225
Accumulated deficit	(65,223,168)	(64,892,123)
Accumulated other comprehensive loss	(8,714)	(7,962)
Stockholders' deficiency attributable to Terra Inventions Corp.	(2,286,215)	(2,254,218)
Non-controlling interests	—	—
Stockholders' deficiency	(2,286,215)	(2,254,218)
Total stockholders' deficiency	(2,286,215)	(2,254,218)
Total liabilities and stockholders' deficiency	$43,465	$1,097,098

See accompanying notes to unaudited consolidated financial statements

Table of Contents	-3-

Terra Inventions Corp.
(Formerly Li-ion Motors Corp.)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
Revenue:
Sales	$—	$(217,000)	$—	$259,696
License agreement revenue	—	168,750	—	506,250
Total revenue	—	(48,250)	—	765,946

Costs and expenses:
Cost of sales	—	(36,871)	—	221,176
General and administrative	64,710	82,334	233,984	2,702,993
(Gain) loss on disposal of property and equipment	—	128,702	5,552	133,390
Research and development	—	73,986	1,297	485,637

Total costs and expenses	64,710	248,151	240,833	3,543,196

Loss from operations	(64,710)	(296,401)	(240,833)	(2,777,250)

Other (expenses) income:
Interest (expense)	(18,443)	(34,220)	(59,551)	(108,062)
Loss on extinguishment of debt	—	—	(119,140)	—
Other income	—	89,602	88,479	240,645

Loss before provision for (benefit from) income taxes	(83,153)	(241,019)	(331,045)	(2,644,667)

Provision for (benefit from) income taxes	—	—	—	—

Net loss	(83,153)	(241,019)	(331,045)	(2,644,667)

Less: net loss attributable to non-controlling interest	—	—	—	—

Net loss attributable to Terra Inventions Corp.	$(83,153)	$(241,019)	$(331,045)	$(2,644,667)

Loss per share - basic and diluted:
Loss per common share attributable to Terra Inventions Corp. common shareholders	$(0.00)	$(0.01)	$(0.01)	$(0.13)

Weighted average number of shares outstanding - basic and diluted	39,938,166	20,642,347	27,270,403	20,642,347

See accompanying notes to unaudited consolidated financial statements

Table of Contents	-4-

Terra Inventions Corp.
(Formerly Li-ion Motors Corp.)
Consolidated Statement of Comprehensive Loss
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
Net loss	$(83,153)	$(241,019)	$(331,045)	$(2,644,667)

Other comprehensive income
Currency translation adjustment	(410)	(118)	(752)	393

Comprehensive loss	(83,563)	(241,137)	(331,797)	(2,644,274)

Comprehensive loss attributable to noncontrolling interest	—	—	—	—

Comprehensive loss attributable to Terra Inventions Corp	$(83,563)	$(241,137)	$(331,797)	$(2,644,274)

See accompanying notes to unaudited consolidated financial statements

Table of Contents	-5-

Terra Inventions Corp.
(Formerly Li-ion Motors Corp.)
Consolidated Statements of Cash Flows
(unaudited)
	For the Nine Months Ended
	April 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(331,045)	$(2,644,667)
Adjustments to reconcile net earnings (loss) to net cash utilized by operating activities
Depreciation	1,905	41,816
Loss on disposal of property and equipment, net	5,552	133,390
Provision for doubtful accounts	—	2,071,639
Licensing fees	—	(398,577)
Non-cash sale of property and equipment	—	—
Non-cash sale of inventories	—	(255,000)
Non-cash sale of electric vehicles	—
Loss on extinguishment of debt	119,140	—
Increase (decrease) in cash flows from changes in operating assets and liabilities
Inventories	—	135,611
Prepaid expenses and other current assets	3,190	140,236
Deferred patent and trademark costs	(650)	(1,405)
Bank overdraft	—	—
Accounts payable and accrued expenses	92,210	517,141
Customer deposits	—	(99)
Deferred revenue	—	(232,673)
Net cash used in operating activities	(109,698)	(492,588)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	—	—
Net cash used in investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes receivable	—	(71,364)
Payments received on notes receivable	—	22,991
Proceeds from issuance of debt	110,408	575,555
Payments on debt	—	(39,978)
Net cash provided by financing activities	110,408	487,204
Effect of exchange rate changes on cash and cash equivalents	(752)	393
CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	(42)	(4,991)
Cash and cash equivalents at beginning of period	64	5,118
Cash and cash equivalents at end of period	$22	$127
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$—	$18,008
Income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Assignment of note receivable with Clean Enviro Tech Corp. to Frontline Asset Management debt	$70,860	$112,500
Shares issued for debt	$299,800	$—
Property and equipment, inventories and electric vehicles exchanged for payment on debt	$—	$259,415
Assignment of debt from Frontline Asset Management to Cameo Properties, LLC	$—	$250,000
See accompanying notes to unaudited consolidated financial statements

Table of Contents	-6-

Terra Inventions Corp.
(Formerly Li-ion Motors Corp.)
Consolidated Statement of Stockholders' Equity (Deficiency)
For the Periods Ended As Noted
(unaudited)

	Number of Common Shares	Common Shares $0.01 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Non-Controlling Interest	Total

Balance - August 1, 2011	642,347	$642	$62,645,225	$(62,580,108)	$(9,197)	$(20,000)	$—	$36,562

Common stock issued as collateral on loan released to lender	20,000,000	20,000	(20,000)	—	—	20,000	—	20,000
Foreign currency translation	—	—	—	—	1,235	—	—	1,235
Net earnings	—	—	—	(2,312,015)	—	—	—	(2,312,015)

Balance - July 31, 2012	20,642,347	20,642	62,625,225	(64,892,123)	(7,962)	—	—	(2,254,218)

Common stock issued on conversion of debt	19,295,819	19,296	280,504	—	—	—	—	299,800
Foreign currency translation	—	—	—	—	(752)	—	—	(752)
Net earnings	—	—	—	(331,045)	—	—	—	(331,045)

Balance - April 30, 2013	39,938,166	$39,938	$62,905,729	$(65,223,168)	$(8,714)	$—	$—	$(2,286,215)

See accompanying notes to unaudited consolidated financial statements

Table of Contents	-7-

Note 1. Financial Statement Presentation

The balance sheet as of April 30, 2013 and the statement of operations, stockholders’ deficiency and the cash flows for the periods presented have been prepared by Terra Inventions Corp. and are unaudited. The financial statements are prepared in accordance with the requirements for unaudited interim periods and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, change in stockholders’ deficiency and cash flows for the periods presented have been made. The information for the balance sheet as of July 31, 2012, are derived from audited financial statements of the Company.

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

Under the terms of the license agreement, CET had agreed to invest a minimum of $1,500,000 in each of the following two years(2009 and 2010) in development of the technology for the Licensed Products. To date, CET has not met the minimum requirements in the development of technology, and therefore, is not in compliance with its obligations under this covenant of the license agreement.  The Company has advised CET that it will not give notice of default against them for their failure to comply with this covenant over the term of the License Agreement.

The Company entered into a ten year license agreement with Lithium Electric Vehicle Corp. (“LEVC”) on May 28, 2010, providing for the Company to license to LEVC certain of the Company’s patent applications and technologies for electric vehicles and other applications. The purpose of the license was to expand sales of the Company’s current line of products by the manufacture and sale of such products in Canada, which is LEVC’s exclusive territory under the license agreement.

The license agreement consisted of an annual fee of $500,000 for ten years and an additional $1,750,000 based on a valuation report prepared by an independent third party.  LEVC was required to pay $1 million of the license fee during year one for the initial two years and $500,000 each additional year.  The Company had received $732,666 from LEVC with a balance due of $267,334 as of July 31, 2012.  The Company reflected the delinquent amount due from LEVC in its accounts receivable and had established a reserve for doubtful accounts for the entire amount. In addition, the note of $1,750,000 had been reflected on the books of the Company. Due to LEVC having no assets to secure the note, the Company recorded a reserve for doubtful accounts for the entire note amount of $1,750,000.

On February 19, 2013, the Company and LEVC amended the License Agreement and both parties have agreed that; (1) Terra Inventions will own 49% of LEVC in exchange for the balance of any funds due to Terra in connection with the license agreement; (2) LEVC intends to further develop Terra’s technology in Canada. In exchange for this agreement Terra will have full access to these developments made by LEVC for Terra’s use, including further development in the United States; (3) LEVC will retain ownership of further developments only; (4) Terra and LEVC also agree that LEVC will be doing R&D and develop free energy technology and wind turbine technology to achieve higher efficiency for electric vehicles. By Terra providing the platform, technology and BMS system for electric vehicles to LEVC, LEVC will also allow Terra to further develop these technologies in the United States; and (5) both parties understand that LEVC will own these technologies accept for rights hereby granted to Terra for the USA.

During the three months ended April 30, 2013, the Company reversed the receivable for the license fees of $267,334 and the note receivable of $1,750,000 by offsetting the reserve for doubtful accounts. These transactions did not have an effect on the Company’s financials. See Note 3.

Table of Contents	-8-

Basis of Presentation

Going Concern

The Company’s financial statements for the nine months ended April 30, 2013, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company did not have any cash revenue from vehicle sales in the nine months ended April 30, 2013.  Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses, as the Company continues to incur losses from operations.

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

Table of Contents	-9-

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

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2012. There were no significant changes to these accounting policies during the three months ended April 30, 2013 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 3. Notes Receivable

As of July 31, 2012, the Company had a note receivable balance with CET of $708,602. On October 2, 2012 the Company sold its interest in the receivable to Frontline Asset Management (“Frontline”) for $0.10 on the dollar which reduced the Company’s debt with Frontline to $70,786. The entire note receivable had previously been reserved for in its entirety; therefore, we had a $70,786 credit in our bad debt expense which is included in the general and administrative expenses on the Company’s consolidated statement of operations for the nine months ended April 30, 2013.

During the nine months ended April 30, 2013, the Company advanced $0 and $0 was repaid by CET. During the nine months ended April 30, 2012 the Company advanced CET $71,364 of which $22,991was repaid in payments through a reimbursement for a leased employee and $112,500 through an assignment of debt to Frontline. As of April 30, 2013 and July 31, 2012, an allowance for doubtful accounts in the amount of $0 and $708,602, respectively, was recorded against the note receivable, reducing the amount to $0.

On November 26, 2010, LEVC issued the Company a Secured Promissory Note (“LEVC Note”) in the amount of $1,750,000 in accordance with the license agreement. The LEVC Note bore an interest of ten (10%) percent per annum on the outstanding amount of the loan and accrued for the first 12 months during which the outstanding amount, or any portion thereof is outstanding. Commencing for the first month following the first year and for all subsequent months during which any portion of the amount is outstanding, LEVC would monthly interest payments in arrears on the first day of the month following the month for which the interest payment is made on the outstanding amount of the LEVC Note, including any accrued unpaid interest thereon. The outstanding amount and any accrued but unpaid interest thereon would be repaid in full by LEVC within sixty (60) days of receiving written demand for repayment by the Company. LEVC would have the right to repay the LEVC Note in whole or in part, at any time without notice, bonus or penalty. The LEVC Note is secured by LEVC’s (1) inventory; (2) equipment, other than inventory; (3) receivables; and (4) all other property, including leasehold interests, chattel paper, documents of title, securities, instruments, money and intangibles. In addition, the LEVC Note included a conversion right in which the Company could convert the LEVC Note if LEVC began trading on the TSX Venture Exchange. The conversion clause stipulated that the LEVC Note would be converted at a price the greater of fifteen cents ($0.15) per share or ninety percent (90%) of the average ten (10) day trading price and if the conversion of the LEVC Note resulted in a fractional share, LEVC would, in lieu of issuing such fractional share, pay to the Company an amount equal to the conversion value of the fractional share. The Company had recorded a reserve for doubtful accounts for the entire note amount of $1,750,000.

 The Company recognized interest income of $88,645 and $88,219, none of which has been received, in accordance to the terms of the LEVC Note for the nine months ended April 30, 2013 and April 30, 2012, respectively. The Company had reflected the amount due from LEVC in its accounts receivable and had established a reserve for doubtful accounts for the entire amount and is included in general and administrative expenses on the Company’s consolidated statement of operations.

Due to the execution of the amended License Agreement on February 19, 2013 with LEVC, the Company reversed the accounts and note receivables of $382,123 and $1,750,000, respectively, by offsetting it with the established reserve for doubtful accounts. This a zero effect on the Company’s Consolidated Balance Sheet.

Table of Contents	-10-

Note 4. Property and Equipment

Property and equipment consist of:

	April 30,	July 31,
	2013	2012
Building and Improvements	$—	$552,276
Equipment and Furniture and Fixtures	4,827	4,827
Vehicles	66,429	66,429
Land	—	700,000
	71,256	1,323,532

Less Accumulated Depreciation	(67,376)	(268,601)
Less Current Portion	—	(1,049,146)
Net Property and Equipment	$3,880	$5,785

Depreciation expense for the three months ended April 30, 2013 and 2012, was $628 and $10,100, respectively. Depreciation expense for the nine months ended April 30, 2013 and 2012, was $1,905 and $41,816, respectively, and is included in general and administrative expenses on the Company’s consolidated statement of operations.

On September 14, 2012, the sale of the property pursuant to the Frontline August 22, 2012 foreclosure and sale was completed. Due to the foreclosure of the property and the loss of rights to the facility, the Company wrote-off the building and its improvements, which caused a loss of $5,552 and is reflected on the Company’s consolidated statement of operations.

Note 5. Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other current liabilities at April 30, 2013 and July 31, 2012 consisted of:

	April 30,	July 31,
	2013	2012

Accounts Payable	$316,672	$291,156
Accounts Payable - Related Parties	13,177	4,682
Wages, Paid Leave and Payroll Related Taxes	1,022,492	948,410
Accrued Interest	52,871	120,067
Legal Settlements	152,976	152,976
Other	824	20,769

Total	$1,559,012	$1,538,060

Accounts payable due to related parties are reimbursable general and administrative expenses paid by the Company’s President.

Table of Contents	-11-

Note 6. Long-Term Debt

Long-term debt consists of:

	April 30,	July 31,
	2013	2012
5% Note payable to Bayview Loan Servicing, LLC, payable in monthly installments of $5,433 including interest, collateralized by real property. Due to foreclosure of the building, the entire balance has been eliminated. (1)	$—	$946,279

12% Note payable to Frontline Asset Management, payable in monthly installments of interest only, due in full on March 1, 2014 (2)	412,183	508,492

48.956% Note payable to Amicus Funding Group, LLC, payable in monthly installments of approximately $467, collateralized by real property due in full on September 1, 2013 (3)	6,297	6,297

10% Note payable to Cameo Properties, LLC payable in monthly installments of interest only, due in full on December 27, 2014 (4)	250,000	250,000

	668,480	1,711,068
Less Current Portion	(418,480)	(1,460,189)
	$250,000	$250,879

Principal maturities for long-term debt are as follows for the third quarters ended April 30:

2013	$418,480
2014	250,000
2015	—
2016	—
2017	—
Thereafter	—
$668,480

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

(2) On February 26, 2010, the Company entered into a loan agreement with Frontline. The loan provides for payments to the Company of $2,000,000 with interest at a fixed annual rate of 12%.  On March 1, 2012, an Addendum to the original Promissory Note, dated February 26, 2010, was entered into which amended the term of the note to  provide for interest only payments, due on the last day of every month until maturity date March 1, 2014, when all principal and accrued interest shall be due and payable.  On April 11, 2011, Frontline assigned $850,279 of its debt to Windsor Capital, Inc. (“Windsor”). On April 19, 2011, Frontline partially assigned $437,309 to Kisumu S.A. (“Kisumu”) and Kisumu immediately converted the assigned note for 1,041,212 shares of Common fStock at a fair value price of $0.42 per share.  On April 19, 2011, Frontline assigned $420,000 to Eurolink Corporation (“Eurolink”) and Eurolink immediately converted the assigned note for 1,000,000 shares of Common Stock at a fair value price of $0.42 per share.  On December 27, 2011, Frontline purchased two electric vehicles for $255,000.  On the same day Frontline assigned $250,000 to Cameo Properties, LLC.  On April 26, 2012, the Company assigned $112,500 of its note receivable with CET to Frontline which reduced the balance due to Frontline by $112,500. On September 13, 2012, Frontline converted $39,000 of accrued interest for 1,300,000 shares of Common Stock at a discounted value price of $0.30 per share. On October 2, 2012, Frontline purchased our receivable with CET at $0.10 on the dollar for $70,786, which reduced the Company’s accrued interest by $43,726 and debt by $27,060. On October 2, 2012, Frontline converted $12,180 for 1,450,000 shares of Common Stock at a discounted value price of $0.0084 per share. On November 13, 2012, Frontline partially assigned $17,280 to Kisumu and Kisumu immediately converted the assigned note for 3,200,000 shares of Common Stock at a discounted value price of $0.0054 per share. On December 26, 2012, Frontline partially assigned $112,200 to Kisumu and Kisumu converted the assigned note for 18,700,000 shares of Common Stock at a discounted price of $0.006 per share.

Table of Contents	-12-

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

Interest expense for the three months ended April 30, 2013 and 2012, was $12,006 and $15,227, respectively . Interest expense for the nine months ended April 30, 2013 and 2012, was $39,430 and $48,131, respectively.

(3) On March 11, 2011, the Company financed $7,992 for office equipment with Amicus Funding Group, LLC (“Amicus”) and monthly payments including interest of 48.956% are approximately $477. During the three months ended April 30, 2013 and 2012, the Company repaid $0 and $0, respectively. During the nine months ended April 30, 2013 and 2012, the Company repaid $0 and $895, respectively. The Company is in default on this note.

Interest expense for the three months ended April 30, 2013 and 2012, was $341 and $745, respectively. Interest expense for the nine months ended April 30, 2013 and 2012, was $1,369 and $2,448, respectively.

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

Interest expense for the three months ended April 30, 2013 and 2012, was $6,096 and $5,624, respectively. Interest expense for the nine months ended April 30, 2013 and 2012, was $18,699 and $8,562, respectively.

Note 7. Stockholders’ Equity (Deficiency)

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

Table of Contents	-13-

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

Table of Contents	-14-

Note 8. Net Earnings (Loss) Per Common Share

The following table sets forth the reconciliation of the basic and diluted net earnings (loss) per common share computations for the three months ended April 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	April 30,		April 30
	2013	2012	2013	2012
Basic and Diluted Earnings (Loss) Per Share
Net Earnings (Loss) Ascribed to Common Shareholders - Basic and Diluted	$(83,153)	$(241,019)	$(331,045)	$(2,664,667)
Weighted Average Shares Outstanding - Basic and Diluted	39,938,166	20,642,347	27,270,403	20,642,347

Basic and Diluted Net Earnings (Loss) Per Common Share	$(0.00)	$(0.01)	$(0.01)	$(0.13)

Net loss per common share for the nine months ended April 30, 2012, has been revised. All share and per share amounts have been restated to reflect the one-for-five reverse stock split as discussed in Note 10.

The amounts previously reported for the nine and three months ended April 30, 2012, were as follows:

	Three Months Ended	Nine Months Ended
	April 30, 2012	April 30, 2012
Basic and Diluted Loss Per Common Share	$(0.01)	$(0.10)

Weighted Average Number of Shares
Outstanding -Basic and Diluted	26,423,270	26,423,270

Note 9. Commitments and Contingencies

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

Internal Revenue Service (“IRS”) served the Company with a tax lien dated March 3, 2010 in the total amount of $251,928. Third quarter 2009 taxes are approximately $117,000, which are included in total due.  The Company has been served with an additional tax lien dated January 19, 2011, in the amount of $2,925. The Company had a payment plan in place with IRS; however, the Company is arrears in payments as of July 31, 2012. Management is working with the local IRS office to try and revise the payment agreement.  The balance due on the most recent statement from the IRS is $590,634.

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

Table of Contents	-15-

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

Table of Contents	-16-

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

Results of Operations for the Three and Nine months Ended April 30, 2013

Electric Vehicle Operations

Sales of our electric powered vehicles for the three months ended April 30, 2013 were $0. We had negative sales of our electric powered vehicles for the three months ended April 30, 2012 of $217,000 due to a return of merchandise which took place during the Company’s second quarter of fiscal 2012 with Frontline Asset Management.

Sales of our electric powered vehicles for the nine months ended April 30, 2013 and 2012 were $0 and $255,000, respectively. Vehicle parts sold during the nine months ended April 30, 2013 and 2012 were $0 and $4,696, respectively.

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

Table of Contents	-17-

Lithium Electric Vehicle Corp. License Agreement

The Company entered into a ten year license agreement with Lithium Electric Vehicle Corp. (“LEVC”) on May 28, 2010, providing for the Company to license to LEVC certain of the Company’s patent applications and technologies for electric vehicles and other applications. The purpose of the license was to expand sales of the Company’s current line of products by the manufacture and sale of such products in Canada, which is LEVC’s exclusive territory under the license agreement.

The license agreement consisted of an annual fee of $500,000 for ten years and an additional $1,750,000 based on a valuation report prepared by an independent third party.  LEVC was required to pay $1 million of the license fee during year one for the initial two years and $500,000 each additional year.  The Company had received $732,666 from LEVC with a balance due of $267,334 as of July 31, 2012.  The Company reflected the delinquent amount due from LEVC in its accounts receivable and had established a reserve for doubtful accounts for the entire amount. In addition, the note of $1,750,000 had been reflected on the books of the Company. Due to LEVC having no assets to secure the note, the Company recorded a reserve for doubtful accounts for the entire note amount of $1,750,000.

On February 19, 2013, the Company and LEVC amended the License Agreement and both parties have agreed that; (1) Terra Inventions will own 49% of LEVC in exchange for the balance of any funds due to Terra in connection with the license agreement; (2) LEVC intends to further develop Terra’s technology in Canada. In exchange for this agreement Terra will have full access to these developments made by LEVC for Terra’s use, including further development in the United States; (3) LEVC will retain ownership of further developments only; (4) Terra and LEVC also agree that LEVC will be doing R&D and develop free energy technology and wind turbine technology to achieve higher efficiency for electric vehicles. By Terra providing the platform, technology and BMS system for electric vehicles to LEVC, LEVC will also allow Terra to further develop these technologies in the United States; and (5) both parties understand that LEVC will own these technologies accept for rights hereby granted to Terra for the USA.

Cost of Sales

Cost of sales as a percentage of net vehicle sales for the three months ended April 30, 2013 was 0% compared to negative 17% (due to the reversal of the second quarter sale). Cost of sales as a percentage of net vehicle sales for the nine months ended April 30, 2013 was 0% compared to approximately 85% during the same period in 2012. Based on our historical review of costs, we expect that cost of sales in the future will remain in line on a percentage basis with our historic level of approximately 20%. As sales volumes and prices increase, costs should then reduce as a percentage of sales.

General and Administrative Expenses

General and administrative (“SG&A”) expenses decreased to $64,710 for the three months ended April 30, 2013, as compared to $82,334 during the same period in 2012. The decrease was attributable to the reduction of expenditures in (1) penalties of $31,058, (2) management fees of $20,498; (3) late fees of $9,925; and (4) depreciation expense of 9,472. The reductions were offset by an increase in bad debt expense of $52,523 and other various expenses of $806.

SG&A expenses decreased to $233,984 for the nine months ended April 30, 2013, as compared to $2,702,993 during the same period in 2012. The decrease was attributable to the reduction of expenditures in (1) bad debt expense of $2,185,650; (2) penalties of $60,142; (3) salaries and wages of $57,785; (4) depreciation expense of $39,311; (5) financing related activities of $25,000; (6) management fees of $23,611; (7) director’s fees of $21,000; (8) late fees of $19,848; (9) travel related expenditures of $12,878; and (10) utilities of $15,717. The reductions were offset by an increase in professional fees of $39,164 and other various expenses of $600.

Table of Contents	-18-

Research and Development Expenses

No set amount has been set aside for research and development (“R&D”), however, all projects and purchases require approval prior to initiation. Salaries, payroll taxes, and benefits expensed to R&D for the three months ended April 30, 2013 and April 30, 2012, amounted to $0 and $71,719, respectively. Parts and supplies expensed to R&D was $0 and $2,267 for the three months ended April 30, 2013 and 2012, respectively.

Salaries, payroll taxes, and benefits expensed to R&D for the nine months ended April 30, 2013 and April 30, 2012, amounted to $0 and $475,969, respectively. Parts and supplies expensed to R&D was $1,297 and $9,668 for the nine months ended April 30, 2013 and 2012, respectively.

We expect that research and development expenses will continue to remain substantial and grow as we aggressively move to bring products to market.

Interest Expense

Interest expense decreased to $18,443 for the three months ended April 30, 2013 as compared to $34,220 for 2012, and $59,551 for the nine months ended April 30, 2013 as compared to $108,062 for 2012 due to the reduction of the Company’s debt. Interest expense consists primarily of interest related to borrowings.

Other Income

The Company did not have any other income for the three months ended April 30, 2013.

Other income for the three months ended April 30, 2012 consists of (1) accounting fees and rental income from CET for $16,325; (2) rental income from Advanced Tech of $20,784; (3) interest income from the LEVC note of $43,151; (4) reclassification of loss on disposal of property and equipment of $9,376; and (5) various other income of $130. Other income was reduced by $164 for foreign exchange transactional expense.

Other income for the nine months ended April 30, 2013, consisted of interest income from the LEVC Note of $88,645, which was offset by $166 for foreign exchange transactional expense.

Other income for the nine months ended April 30, 2012 consists of (1) accounting fees and rental income from CET for $51,687; (2) rental income from Advanced Tech of $27,712; (3) interest income from the LEVC note of $131,370; (4) forfeiture of customer deposit of $30,000; and (5) various other income of $130. Other income was reduced by $254 for foreign exchange transactional expense.

Table of Contents	-19-

Net Earnings (Loss)

Net loss attributable to common stockholders for the three months ended April 30, 2013 was $83,153 compared to $241,019 for the previous fiscal quarter. Basic and diluted loss attributable to common stockholders per share of common stock for the three months ended April 30, 2013 was $0.00 as compared to $0.01 for the previous fiscal quarter.

Net earnings attributable to common stockholders for the nine months ended April 30, 2013 was $331,045 compared to a net loss of $2,644,667 for the previous fiscal quarter. Basic and diluted loss attributable to common stockholders per share of common stock for the nine months ended April 30, 2013 was $0.01 as compared to $0.13 for the previous fiscal quarter.

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

At April 30, 2013, we had liabilities of $2,329,680, as compared with $3,351,316 at July 31, 2012; and working capital deficiency of $2,036,215 and stockholders' equity deficiency of $2,286,215.

Our property and equipment decreased to $3,880 at April 30, 2013, as compared with $5,785 at July 31, 2012.

Net cash used in operating activities was $109,698 during the nine months ended April 30, 2013, as compared to $492,588 in 2012. We did not have any investing activities during the nine months ended April 30, 2013 and 2012.

During the nine months ended April 30, 2013, from the issuance of a promissory note for a receivable, we advanced $0 to CET and were repaid $0. During the nine months ended April 30, 2013, we received net proceeds of $110,408 from the issuance of promissory notes for debt, and made repayments of $0. Total cash provided by financing activities in the nine months ended April 30, 2012 was $110,408 as compared to $487,204 in 2012.

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

Table of Contents	-20-

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

 Critical Accounting Issues

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2012. There were no significant changes to these accounting policies during the nine months ended April 30, 2013, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Table of Contents	-21-

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

Internal Revenue Service

Internal Revenue Service (“IRS”) served the Company with a tax lien dated March 3, 2010 in the total amount of $251,928. Third quarter 2009 taxes are approximately $117,000, which are included in total due. The Company has been served with an additional tax lien dated January 19, 2011, in the amount of $2,925. The Company had a payment plan in place with IRS; however, the Company is arrears in payments as of July 31, 2012. Management is working with the local IRS office to try and revise the payment agreement. The balance due on the most recent statement from the IRS is $590,634.

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

Table of Contents	-22-

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

ITEM 6. Exhibits

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Table of Contents	-23-

SIGNATURES

In  accordance  with  Section 13 or 15(d) of the Exchange  Act,  the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Li-ion Motors Corp.

Date: June 14, 2013	By:	/s/ Stacey Fling
Stacey Fling
Chief Executive Officer and Principal Financial Officer

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stacey Fling
Stacey Fling
President
(President, Chief Executive Officer
Principal Financial Officer and Director)

Date: June 14, 2013

Table of Contents	-24-