Form 10-K
period 2013-07-31
Li-ion Motors Corp.
filed 2013-11-14
CIK 1141263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________________________________________

FORM 10-K

__________________________________________________________________________________

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2013
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

Common Stock, Par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [x] No

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d) of the Act. [ ] Yes [x] No

Table of Contents	-1-

Indicate by check mark whether the issuer:  (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [x] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 31, 2013, was $3,191,191 based on the average bid and asked prices on the OTC Bulletin Board on that date.

On November 1, 2013, there were 39,935,517 shares of common stock outstanding.

Table of Contents	-2-

Table of Contents	-3-

PART I

 NOTE REGARDING FORWARD LOOKING STATEMENTS

 CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS

 OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2013, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1. Business

Company History

Terra Inventions Corp. (“we, “us”, or the “Company”) was incorporated under the laws of the State of Nevada in April 2000. The Company currently has no employees, (only an accounting consultant with limited hours and the CEO), and is seeking funding to enable us to begin the development and marketing of electric powered vehicles and products based on the advanced lithium battery technology we developed.

Recent Developments

Our facility in Mooresville, North Carolina, was closed in May 2012, and all employees in North Carolina were released. Currently, all ongoing work is being performed by consultants. The Company is looking to license its automotive and battery technologies to other electric vehicle manufacturers or for other applications.

We changed our name from Li-ion Motors Corp. to Terra Inventions Corp. on November 30, 2012.

DTC/DWAC Deposit Chill

The Company was notified by an April 16, 2013 letter from The Depository Trust Company (“DTC”) that DTC had determined to impose a restriction on physical deposit and on Deposit/Withdrawal At Custodian (“DWAC”) electronic deposit transactions (referred to as a “deposit chill”) on our common stock. In the letter DTC stated that the deposit chill was due to the filing of an SEC enforcement action against an attorney for securities opinions issued by that attorney. That attorney had been utilized by one of our shareholders in connection with a transfer of stock in 2008 through our transfer agent, which transfer (although the Company was not consulted about or involved in the transfer) appears to the Company to have been in compliance with all SEC rules. We have engaged special counsel in this matter. The effect of the deposit chill is that no new shares of our common stock will be accepted for deposit with DTC for electronic transfer or electronic transfer transactions, until we complete our submissions to DTC and DTC determines to lift the deposit chill.

Foreclosure Proceedings

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

Table of Contents	-4-

 Liquidity and Capital Resources

As of July 31, 2013, we had cash on hand of $76 and our liabilities totaled $2,532,392. For the year ended July 31, 2013, we incurred a net loss from continuing operations of $1,099,873. On July 31, 2013, we had a working capital deficiency of $2,532,316 and stockholders' deficiency of $2,490,836.

We need capital to continue development and marketing of our electric vehicles, particularly given the number of companies competing in this sector and the fact that many of the larger car manufacturers are developing and marketing electric and hybrid vehicles.

We had 39,945,517 shares of common stock issued and outstanding as of November 1, 2013. Our common stock is traded on the OTCQB.

General

We are an early stage technology company. We plan to develop and market electric powered vehicles and products.

Our Electric Battery Pack and Vehicle Technology

In late 2007 and early 2008 we began marketing conversions of four-wheel vehicles. Then in 2009, we began to design and manufacture our own new and innovative auto designs. Currently with only consultant work, and no work in the facility, all employee work is at a standstill.

We had converted and tested vehicles based on Chrysler PT Cruiser, Mini Cooper, Pontiac Vibe, Toyota Yaris and the Mercedes’ Smart car in the Mooresville, North Carolina facility. We replaced the gasoline power systems with all electric lithium battery power systems and battery management systems.  We developed a rapid charge system that reduces charge time by approximately 65%; it was briefly used and tested.

Our Battery Technology

In electric vehicles the battery pack performs the same function as the gas tank in a conventional vehicle: it stores energy needed to operate the vehicle. We used battery packs created in-house from Kokam cells in our converted vehicles.

License Agreements

We entered into a License Agreement (“Clean Enviro License Agreement”) with Clean Enviro Tech Corp. (formerly Sky Power Solutions Corp., “Clean Enviro”) in April 2008, providing for our license to Clean Enviro of our patent applications and technologies for rechargeable lithium ion batteries for electric vehicles and other applications (“Licensed Products”). With the closing of the Mooresville facility the space leased to Clean Enviro is no longer available and we are not certain how this will affect them and their ability to produce batteries or honor the license agreement.

Clean Enviro agreed to invest a minimum of $1,500,000 in 2008 and 2009, in development of the technology for the Licensed Products. To date, Clean Enviro has not met the minimum requirements in the development of technology, and therefore, is not in compliance with its obligations under this covenant of the license agreement.  The Company has advised Clean Enviro that it will not give notice of default against them for their failure to comply with this covenant over the term of the License Agreement.

Commercial Initiatives

On March 9, 2009, the State of North Carolina issued a manufacturing license to the Company that permitted us to manufacture our own original design vehicles with Vehicle Identification Number’s (“VIN”), and continue to convert other vehicles. The manufacturing license is currently suspended.

Table of Contents	-5-

Since February 2004, the LiVTM series electric vehicles were tested and reviewed by a number of government agencies. The testing of the LiVTM series vehicles by NASA, Arcadis, a contractor to the U.S. Environmental Protection Administration, NYC Taxi Commission, and US Paratransit has been completed. The LiVTM WISE is listed in the catalogue of the Unites States General Services Administration, and these vehicles were available for purchase by multiple government agencies. The target market for the LiVTM WISE was federal government offices, utility companies, defense organizations and fleet operators. We worked with Zero Truck- USA for commercialization of lithium ion powered heavy duty truck. The WAVE electric vehicle was targeted at the commuter environment, and the INIZIO super sport car for the high performance car market.

Competition

There are a number of larger companies selling electric vehicles including Nissan, Toyota, Tesla, General Motors and other large automobile manufacturers.

Employees

As of the date of this report, we have one employee and all other work is being performed by consultants. Our President and CEO, Stacey Fling, has elected to defer her salary. Our accounting consultant is now in a minimal capacity and Holly Roseberry serves in an advisory position in Las Vegas, Nevada.

Research and Development Expenditures

We incurred research and development expenditures of $1,297 in our fiscal year ended July 31, 2013, and $483,599 in our fiscal year ended July 31, 2012.

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

Table of Contents	-6-

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

We do not have revenues from our joint ventures or substantial sales of our products. We have not signed any definitive joint venture agreements to commercialize any of our products.  As of July 31, 2013, we had cash on hand of $76 and our liabilities totaled $2,532,392. For the year ended July 31, 2013, we incurred a net loss from continuing operations of $1,099,873. On July 31, 2013, we had a working capital deficiency of $2,532,316 and stockholders' deficiency of $2,490,836.

We expect that we will continue to have no or minimal earnings or incur operating losses in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

If we do not obtain additional financing, our business will fail.

We currently have minimal operating funds and receive no revenues from converted vehicle sales therefore we are unable to commercialize our products. We do not currently have arrangements for additional financing and we may not find such financing as required. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Table of Contents	-7-

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in Las Vegas, Nevada. Our mailing address is 4894 Lone Mountain Rd., Suite 168, Las Vegas, Nevada 89130, for which we pay $25 per month, on a month to month basis.

In May 2006, we purchased 40,000 square foot facility at 158 Rolling Hill in Mooresville, North Carolina. The Company’s facility in Mooresville, North Carolina was financed through Bayview Loan Servicing, LLC (“Bayview”) and Frontline Asset Management, Inc. (“Frontline”), which had a second lien on the property. We became delinquent with the mortgage payments, and, following a prior foreclosure filing and new agreement as to payments under the mortgage, on July 12, 2012, Bayview refiled a notice of hearing on foreclosure on its deed of trust and security agreement for a hearing on August 21, 2012, the outstanding amount of the loan at July 31, 2012 being $946,279.   A similar notice of foreclosure pursuant to the Frontline deed of trust was filed by the Trustee with the same court on July 25, 2012, noticing a hearing for August 22, 2012.   On September 14, 2012, the sale of the property pursuant to the Frontline August 22, 2012 foreclosure and sale was completed, and Frontline assigned its rights to its foreclosure bid to A&S Holdings Inc., a related holding company, subject to the rights of Bayview, as the holder of the first mortgage on the property. See discussion under the caption “Legal Proceedings” below.

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

Javad Hajihadian

Tallman Hudders & Sorrentino has obtained a judgment in Lehigh County, Pennsylvania, on behalf of their client Javad Hajihadian, an individual.  Mr. Hajihadian had ordered and paid for, the first super car to be produced by the Company in November 2008. The car was in the design stage when it was ordered.  Mr. Hajihadian’s attorney subsequently contacted  the Company to cancel his contract and have his payment refunded. The parties had reached a settlement agreement and the payment was being refunded with interest.

Table of Contents	-8-

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

 Bayview Loan Servicing, LLC

The Company’s facility in Mooresville North Carolina was financed through Bayview Loan Servicing, LLC (“Bayview”) secured by a first lien on the Company’s property located at 158 Rolling Hill Road  in Mooresville. Frontline Asset Management, Inc. (“Frontline”) holds a note in the amount of $2,000,000 (current balance due of $508,492) secured by a second lien on the property.  On July 12, 2012, Bayview  refiled a notice of hearing on foreclosure on its deed of trust and security agreement for a hearing on August 21, 2012, the outstanding amount of the loan at July 31, 2012 being $946,279.   A similar notice of foreclosure pursuant to the Frontline deed of trust was filed by the Trustee with the same court on July 25, 2012, noticing a hearing for August 22, 2012, with an amended notice of default, the amount of $508,492 being outstanding under the loan as of July 31, 2012. The Trustee for Frontline also filed in Superior Court of Iredell County North Carolina on July 25, 2012, a notice of foreclosure and sale to take place on August 22, 2012.  The Trustee under the Bayview deed of trust on August 21, 2012, filed its notice of foreclosure and sale to take place on September 18, 2012, of the real and personal property securing the deed of trust.   On September 14, 2012, the sale of the property pursuant to the Frontline August 22, 2012 foreclosure and sale was completed, and Frontline assigned its rights to its foreclosure bid to A&S Holdings Inc., subject to the rights of Bayview, as the holder of the first mortgage on the property.

Under a Stipulation Agreement, dated July 18, 2013, Bayview agreed to suspend foreclosure proceedings and, if four monthly payments of $7,470 each were made on the 30th day of the months August through November, 2013, that it would enter into a Loan Adjustment Agreement, dated as of July 18, 2013, which would extend the term of Bayview’s loan to the same date, would become effective to set the unpaid principal balance of the loan (including unpaid installments, late charges, fees and costs) at $1,107,515, with a monthly payment of principal and interest of $7,470, and a maturity date of March 1, 2038. A&S Holdings has made the first three payments under the Stipulation Agreement, the final payment being due November 30, 2013.

 FINE Mobile

Fine Mobile and The Company entered into a confession of judgment in relation to the X-Prize winnings.  The parties agreed to a payment arrangement of $10,000 per month for a period of eight (8) months.  If a default were to occur, the debtor would then be entitled to exercise confession of judgment in the amount of $120,000 without further delay.  The initial payment was wired on December 15, 2011; however, the Company was unable to make any additional payments.  On June 18, 2012 Fine Mobile executed the judgment with the Iredell County Sheriff’s Office and on July 2, 2012, the Sherriff took possession of the building located at 158 Rolling Hill Road, Mooresville, NC, seizing all remaining assets.

Depository Trust Company

The Company was notified by an April 16, 2013 letter from The Depository Trust Company (“DTC”) that DTC had determined to impose a restriction on physical deposit and on Deposit/Withdrawal At Custodian (“DWAC”) electronic deposit transactions (referred to as a “deposit chill”) on our common stock. We have engaged special counsel in this matter. The effect of the deposit chill is that no new shares of our common stock will be accepted for deposit with DTC for electronic transfer, until we complete our submissions to DTC, and DTC determines to lift the deposit chill.

Item 4. Mine Safety Disclosures.

None.

Table of Contents	-9-

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock trade and have traded on the NASD OTC Bulletin Board since March 4, 2002. Our common stock also trades on the OTCQB Tier of the OTC Markets Group.  The following table sets forth for our last three fiscal years by quarter the high and low closing prices of our common shares traded on the OTC Bulletin Board:

Period	High	Low
August 1, 2010 to October 31, 2010	$1.56	$0.81
November 1, 2010 - January 31, 2011	$1.01	$0.55
February 1, 2011 - April 30, 2011	$1.14	$0.68
May 1, 2011 - July 31, 2011	$0.85	$0.30
August 1, 2011 to October 31, 2011	$1.98	$0.65
November 1, 2011 - January 31, 2012	$1.01	$0.25
February 1, 2012 - April 30, 2012	$0.39	$0.10
May 1, 2012 - July 31, 2012	$0.13	$0.05
August 1, 2012 to October 31, 2012	$0.06	$0.013
November 1, 2012 - January 31, 2013	$0.86	$0.005
February 1, 2013 - April 30, 2013	$0.33	$0.17
May 1, 2013 - July 31, 2013	$0.50	$0.17

__________________________________________________________________________________

(1)   A one-for-five reverse split was effective January 26, 2012, and a one-for-ten reverse split was effective December 21, 2012.

The above quotations are taken from information provided by Google and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Common Stock

As of November 1, 2013, we had 179 holders of record of our common stock.

Dividends

Our current policy is to retain earnings in order to finance our operations.  Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

 Securities Authorized for Issuance under Equity Compensation Plans

All stock options under all plans have been granted.

Table of Contents	-10-

Sales of Unregistered Securities

The following table sets forth the unreported sales of unregistered securities for the last three years.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

September 13, 2012	1,300,000 shares of common stock issued upon conversion of debt.	Kisumu SA	NA	$0.40/NA

October 5, 2012	1,450,000 shares of common stock issued upon conversion of debt.	Frontline Asset Management	NA	$0.132/NA

November 15, 2012	3,200,000 shares of common stock issued upon conversion of debt.	Kisumu SA	NA	$0.10/NA

November 15, 2012	1,610,000 shares of common stock issued upon conversion of debt.	Bridge Capital	NA	$0.10/NA

December 27, 2012	18,700,000 shares of common stock issued upon conversion of debt.	Frontline Asset Management	NA	$0.03/NA

December 31, 2012	18,000,000 shares of common stock issued upon conversion of debt.	Cameo Properties LLC	NA	$0.01/NA

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

Table of Contents	-11-

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

Under a Stipulation Agreement, dated July 18, 2013, Bayview agreed to suspend foreclosure proceedings and, if four monthly payments of $7,470 each were made on the 30th day of the months August through November, 2013, that it would enter into a Loan Adjustment Agreement, dated as of July 18, 2013, which would extend the term of Bayview’s loan to the same date, would become effective to set the unpaid principal balance of the loan (including unpaid installments, late charges, fees and costs) at $1,107,515, with a monthly payment of principal and interest of $7,470, and a maturity date of March 1, 2038. A&S Holdings has made the first three payments under the Stipulation Agreement, the final payment being due November 30, 2013.

Results of Operations for the Year Ended July 31, 2013

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

Clean Enviro License Agreement

We entered into a License Agreement (“Clean Enviro License Agreement”) with Clean Enviro Tech Corp. in April 2008, providing for our license to Clean Enviro of our patent applications and technologies for rechargeable lithium ion batteries for hybrid vehicles and other applications (“Licensed Products”).  Under the Clean Enviro License Agreement, we have the right to purchase our requirements of lithium ion batteries from Clean Enviro, and our requirements of lithium ion batteries shall be supplied by Clean Enviro in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of Clean Enviro. Our cost for lithium ion batteries purchased from Clean Enviro shall be Clean Enviro’s actual manufacturing costs for such batteries for the fiscal quarter of Clean Enviro in which our purchase takes place. On May 25, 2010, the Clean Enviro License Agreement was amended to reflect Clean Enviro’s territory would be the United States, U.S. possessions and territories only, and the Company can license other companies in other parts of the world.

Clean Enviro agreed to invest a minimum of $1,500,000 in 2008 and 2009 in development of the technology for the Licensed Products. To date, Clean Enviro has not met the minimum requirements in the development of technology, and therefore, is not in compliance with its obligations under this covenant of the license agreement.  The Company has advised Clean Enviro that it will not give notice of default against them for their failure to comply with this covenant over the term of the License Agreement. With the closure of the Mooresville facility and the loss of the leased space to Clean Enviro, they may be unable to fulfill this agreement.

Table of Contents	-12-

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

The license agreement consists of an annual fee of $500,000 for ten years and an additional $1,750,000 based on a valuation report prepared by an independent third party.  LEVC is required to pay $1 million of the license fee during year one for the initial two years and $500,000 each additional year.  The Company has received $732,666 from LEVC with a balance due of $267,334 as of July 31, 2012, which is now delinquent.  The Company wrote off the balance due from LEVC during the year ended July 31, 2012.

Cost of Sales

Cost of sales as a percentage of net vehicle sales for the fiscal year ended July 31, 2013 was 0% as compared to 177% for the same period in 2012. Cost of sales at July 31, 2012, included $209,947 in inventory write offs due to the facility being closed.  Excluding this write off, our cost of sales would have been 97% of our sales.

General and Administrative Expenses

General and administrative (“SG&A”) expenses decreased to $534,726 for the fiscal year ended July 31, 2013, as compared to $1,054,901 during the same period in 2012. The decrease was attributable to lender default fees of $200,000.  This was offset by a reduction in: (1) bad debt expense of $506,206; (2) penalties and late fees of $89,088; (3) salaries and related payroll expenses of $61,242; (4) depreciation expense of $48,485; (5) finder’s fees related to debt financing of $25,000; (6) office rental related expenses of $22,889; (7) directors fees of $21,000; and (8) other various expenses of $42,179.  Of all SG&A expenses the Company incurred during fiscal 2013, the majority were charges that are expected to be recurring.

Research and Development Expenses

No set amount has been set aside for research and development (“R&D”), however, all projects and purchases require approval prior to initiation. Salaries, payroll taxes, and benefits expensed to R&D for the fiscal year ended July 31, 2013 and July 31, 2012, amounted to $0 and $471,300, respectively. Parts and supplies expensed to R&D was $1,297 and $12,299 for the fiscal year ended July, 2013 and 2012, respectively.

Interest Expense

Interest expense decreased to $84,438 for the fiscal year ended July 31, 2013 as compared to $145,088 for 2012.  The decrease was due to the conversion of debt to the Company’s common stock. Interest expense consists primarily of interest related to borrowings.

Other Income

Other income for the year ended July 31, 2013, consisted primarily of accounting fees from CET.

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

Table of Contents	-13-

Other income for the year ended July 31, 2012, consisted primarily of (1) interest income from the LEVC Note of $175,479; (2) accounting fees and rental income from Sky Power for $62,083; (3) nonrefundable deposit of $30,000; and (4) forgiveness of debt of $17,435.  This income was offset by: (1) write down of lost deposit of $50,000; and (2) other expense of $143.

Net Loss

Net loss attributable to common stockholders for the fiscal year ended July 31, 2013, decreased to $1,099,873 from $2,312,015 for the previous fiscal year. Basic and diluted loss attributable to common stockholders per share of common stock for the fiscal year ended July 31, 2013 was $0.02 as compared to $0.11 for the fiscal year ended July 31, 2012.

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

At July 31, 2013, we had liabilities of $2,532,392, as compared with $3,351,316 at July 31, 2012; and a working capital deficiency of $2,532,316 and stockholders' deficiency of $2,490,836.

Our property, plant and equipment decreased to $3,267 at July 31, 2013, as compared with $1,054,931 at July 31, 2012.

We used net cash in operating activities of $158,326 in the year ended July 31, 2013, as compared with $742,456in 2012, and cash used in investing activities was $0 in 2013, as compared with cash received of $35,285 in 2012.

During the year ended July 31, 2013, from the issuance of a promissory note for a receivable, we advanced $0 to CET and were repaid $0. During the year ended July 31, 2013, we received net proceeds of $168,228 from the issuance of promissory notes for debt, and made repayments of $9,005. Total cash provided by financing activities in the year ended July 31, 2013 was $159,223 as compared to $700,342 in 2012.

On February 26, 2010, the Company entered into a loan agreement with Frontline. The loan provides for payments to the Company of $2,000,000 with interest at a fixed annual rate of 12%.  On March 1, 2012, an Addendum to the original Promissory Note, dated February 26, 2010, was entered into which amended the term of the note to  provide for interest only payments, due on the last day of every month until maturity date March 30, 2013, when all principal and accrued interest shall be due and payable.  On April 11, 2011, Frontline assigned $850,279 of its debt to Windsor Capital, Inc. (“Windsor”). On April 19, 2011, Frontline partially assigned $437,309 to Kisumu S.A. (“Kisumu”) and Kisumu immediately converted the assigned note for 1,041,212 shares of Common Stock at a fair value price of $0.42 per share.  On April 19, 2011, Frontline assigned $420,000 to Eurolink Corporation (“Eurolink”) and Eurolink immediately converted the assigned note for 1,000,000 shares of Common Stock at a fair value price of $0.42 per share.  On December 27, 2011, Frontline purchased two electric vehicles for $255,000.  On the same day Frontline assigned $250,000 to Cameo Properties, LLC.  On April 26, 2012, the Company assigned $112,500 of its note receivable with Clean Enviro to Frontline which reduced the balance due to Frontline by $112,500.

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

Table of Contents	-14-

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

Table of Contents	-15-

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

Table of Contents	-16-

Item 8. Financial Statements and Supplementary Data.

TERRA INVENTIONS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013 and 2012

Table of Contents	-17-

TABLE OF CONTENTS

Reports of Independent Registered Accounting Firms

Consolidated Balance Sheets as of July 31, 2013 and 2012

Consolidated Statements of Operations for Years Ended July 31, 2013 and July 31, 2012

Consolidated Statement of Comprehensive Income (Loss) for Years Ended July 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended July 31, 2013 and July 31, 2012

Consolidated Statement of Stockholders’ Equity (Deficiency) for the Years Ended July 31, 2013 and July 31, 2012

Notes to Financial Statements, as of and for the Years Ending July 31, 2013 and 2012

Table of Contents	-18-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of

Terra Inventions Corp.(Formerly Li-ion Motors Corp.)

We have audited the accompanying consolidated balance sheet of Terra Inventions Corp. (Formerly Li-ion Motors Corp.) (the Company) as of July 31, 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the year ended June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terra Inventions Corp. (Formerly Li-ion Motors Corp.) as of July 31, 2013, and the consolidated results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

November 14, 2013

Table of Contents	-19-

Madsen & Associates, CPA's Inc.

684 East Vine Street

Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Terra Inventions Corp.

Las Vegas, NV

We have audited the accompanying consolidated balance sheets of Terra Inventions Corp. (formerly EV

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

/s/ Madsen & Associates, CPA's Inc.

Madsen & Associates, CPA's Inc.

November 19, 2012

Table of Contents	-20-

Terra Inventions Corp.
(Formerly Li-ion Motors Corp.)
Consolidated Balance Sheets

	July 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$76	$64
Accounts receivable, net of allowance for doubtful accounts of $0 and $561,237, respectively	—	—
Notes receivable, net of allowance for doubtful accounts of $0 and $2,458,602, respectively	—	—
Inventories	—	1,500
Building and building improvements, net	—	1,049,146
Other current assets	—	3,190
Total current assets	76	1,053,900

Property and equipment, net	3,267	5,785
Deferred patent and trademark costs	38,213	37,413
Total assets	$41,556	$1,097,098

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued expenses	$1,712,910	$1,538,060
Current portion of long-term debt	717,294	1,460,189
Customer deposits	102,188	102,188
Total current liabilities	2,532,392	3,100,437

Long-term liabilities:
Long-term debt, less current portion	—	250,879
Total liabilities	2,532,392	3,351,316

Commitments and contingencies	—	—

Stockholders' deficiency
Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 39,945,517 and 2,650,517 issued
and outstanding at July 31, 2013 and July 31, 2012, respectively.	39,946	2,651
Additional paid-in capital	63,470,061	62,643,216
Accumulated deficit	(65,991,996)	(64,892,123)
Accumulated other comprehensive loss	(8,847)	(7,962)
Stockholders' deficiency attributable to Terra Inventions Corp.	(2,490,836)	(2,254,218)

Non-controlling interests	—	—
Stockholders' deficiency	(2,490,836)	(2,254,218)
Total stockholders' deficiency	(2,490,836)	(2,254,218)
Total liabilities and stockholders' deficiency	$41,556	$1,097,098

See accompanying notes to consolidated financial statements

Table of Contents	-21-

Terra Inventions Corp.
(Formerly Li-ion Motors Corp.)
Consolidated Statements of Operations

	For the Year Ended
	July 31,
	2013	2012
Revenue:
Sales	$—	$262,795
License agreement revenue	—	149,333
Total revenue	—	412,128

Costs and expenses:
Cost of sales	—	464,623
General and administrative	534,726	1,054,901
(Gain) loss on disposal of property and equipment	5,552	70,786
Impairment Charge	1,500	740,000
Research and development	1,297	483,599

Total costs and expenses	543,075	2,813,909

Loss from operations	(543,075)	(2,401,781)

Other (expenses) income:
Interest (expense)	(84,438)	(145,088)
Loss on extinguishment of debt	(483,480)	—
Other income	11,118	234,854

Loss before provision for (benefit from) income taxes	(1,099,873)	(2,312,015)

Provision for (benefit from) income taxes	—	—

Net loss	(1,099,873)	(2,312,015)

Less: net loss attributable to non-controlling interest	—	—

Net loss attributable to Terra Inventions Corp.	$(1,099,873)	$(2,312,015)

Loss per share - basic and diluted:
Loss per common share attributable to Terra Inventions Corp. common shareholders	$(0.02)	$(0.11)

Weighted average number of shares outstanding - basic and diluted	47,690,045	20,642,347

See accompanying notes to consolidated financial statements

Table of Contents	-22-

Terra Inventions Corp.
(Formerly Li-ion Motors Corp.)
Consolidated Statements of Cash Flows
	For the Year Ended
	July 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,099,873)	$(2,312,015)
Adjustments to reconcile net earnings (loss) to net cash utilized by operating activities
Depreciation	2,518	51,003
Loss on disposal of property and equipment, net	5,552	70,786
Loss on impairment	—	740,000
Loss on disposal of inventory due to facility closure	—	209,947
Loss on finished goods write down	—	31,527
Loss on deposit	—	50,000
Provision for doubtful accounts	—	2,139,079
Licensing fees	—	(1,638,166)
Non-cash sale of inventories	—	(255,000)
Default fees on debt	200,000	—
Loss on extinguishment of debt	483,480	—
Increase (decrease) in cash flows from changes in operating assets and liabilities
Inventories	1,500	—
Prepaid expenses and other current assets	3,190	22,278
Deferred patent and trademark costs	(800)	(1,555)
Accounts payable and accrued expenses	246,107	390,759
Customer deposits	—	(99)
Deferred revenue	—	(241,000)
Net cash used in operating activities	(158,326)	(742,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	—	35,825
Additions to property and equipment	—	—
Net cash provided by investing activities	—	35,825

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes receivable	—	(81,758)
Payments received on notes receivable	—	22,984
Proceeds from issuance of debt	168,228	838,814
Payments on debt	(9,005)	(79,698)
Net cash provided by financing activities	159,223	700,342

Effect of exchange rate changes on cash and cash equivalents	(885)	1,235

CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	12	(5,054)
Cash and cash equivalents at beginning of period	64	5,118
Cash and cash equivalents at end of period	$76	$64

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$—	$20,470
Income taxes	$—	$—

Table of Contents	-23-

Terra Inventions Corp.
(Formerly Li-Ion Motors Corp.)
Consolidated Statements of Cash Flows (continued)

	For the Year Ended
	July 31,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Assignment of note receivable with Clean Enviro Tech Corp. to Frontline Asset Management debt	$70,860	$112,500
Shares issued for debt	$180,660	$—
Fixed assets foreclosed on	$1,246,724
Property and equipment, inventories and electric vehicles exchanged for payment on debt	$—	$255,000
Assignment of debt from Frontline Asset Management to Cameo Properties, LLC	$—	$250,000

See accompanying notes to consolidated financial statements

Table of Contents	-24-

Terra Inventions Corp.

(Formerly Li-ion Motors Corp.)

Notes to Consolidated Financial Statements

For the Years Ended and as of July 31, 2013 and 2012

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

Table of Contents	-25-

By Terra providing the platform, technology and BMS system for electric vehicles to LEVC, LEVC will also allow Terra to further develop these technologies in the United States; and (5) both parties understand that LEVC will own these technologies accept for rights hereby granted to Terra for the USA.

During the first quarter of the fiscal year ending July 31, 2013, the Company reversed the receivable for the license fees of $267,334 and the note receivable of $1,750,000 by offsetting the reserve for doubtful accounts. These transactions did not have an effect on the Company’s financials. See Note 3.

Basis of Presentation

 Going Concern

The Company’s financial statements for the year ended July 31, 2013, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any cash revenue from vehicle sales in 2013. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses, as the Company continues to incur losses from operations.

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

Table of Contents	-26-

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

The following is a listing of the Company's subsidiaries and its ownership interests:

Global Hybrid Corp.	67.57%
R Electric Car, Co.	67.57%
Solium Power, Corp.	67.57%
Hybrid Technologies USA Distributing Inc.	100%
Hybrid Electric Vehicles India Pvt. Ltd.	100%
Li-ion Motors of Canada	100%

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

Table of Contents	-27-

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

Level 1 - Observable inputs such as quoted market prices in active markets

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of July 31, 2013.

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

Table of Contents	-28-

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

Deferred Patent Costs

The Company capitalizes costs directly incurred in pursuing patent applications as deferred patent costs. When such applications result in an issued patent, the related costs are amortized over the remaining legal life of the patents, which is assumed to be 17 years, using the straight-line method. On a quarterly basis, the Company reviews the issued patents and pending patent applications and if the Company determines to abandon a patent application, or an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed. As of July 31, 2013, the Company’s patents were in the approval processing phase.

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

Customer Deposits

The Company receives advances from customers for automobiles to be manufactured in the future. The Company applies these advances against future billings. As of July 31, 2013 and 2012, customer deposits amounted to $102,188 and $102,188, respectively.

Table of Contents	-29-

Shipping and Handling

Shipping and handling costs related to services and product sales are expensed as incurred.

Advertising

Advertising costs are expensed as incurred and are included in general and administrative expenses. Total advertising expenditures for the year ended July 31, 2013 and 2012, amounted to $1,340 and $5,019, respectively.

Research and Development

No set amount has been set aside for research and development (“R&D”), however, all projects and purchases require approval prior to initiation. Salaries, payroll taxes, and benefits expensed to R&D for the year ending July 31, 2013 and 2012, were $0 and $471,300, respectively. Parts and supplies; battery and motor management systems; and shipping charges were $1,297 and $12,299, for the year ending July 31, 2013 and July 31, 2012, respectively. The Company expects the research and development expenses will continue to remain substantial and grow as the Company aggressively moves to bring products to market.

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

Foreign Currency Translation

The functional currency for some foreign operations is the local currency. The reporting currency is the US Dollar. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Other Comprehensive Income (Loss). The translation loss for the year ended July 31, 2013, was $885 and the translation gain for the year ended July 31, 2012, was $1,235.

Comprehensive Loss

The Company reports comprehensive loss in accordance with the requirements of FASB ASC 220-10-15, “Comprehensive Income”, and (“ASC 220-10-15”). For the years ended July 31, 2013 and 2012, the difference between net loss and comprehensive loss was foreign currency translation.

Net Loss Per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the specified period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period. All potentially dilutive securities have been excluded from the computations for the year ending July 31, 2013, as their effect is anti-dilutive.

Table of Contents	-30-

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

Note 3. Notes Receivable

As of July 31, 2012, the Company had a note receivable balance with CET of $708,602. On October 2, 2012 the Company sold its interest in the receivable to Frontline Asset Management (“Frontline”) for $0.10 on the dollar which reduced the Company’s debt with Frontline to $70,786. The entire note receivable had previously been reserved for in its entirety; therefore, we had a $70,786 credit in our bad debt expense which is included in the general and administrative expenses on the Company’s consolidated statement of operations for the year ending July 31, 2013.

During the year ending July 31, 2013, the Company advanced $0 and $0 was repaid by CET. During year ending July 31, 2012, the Company advanced CET $81,758 of which $22,984 was repaid in payments through a reimbursement for a leased employee and $112,500 through an assignment of debt to Frontline. As of July 31, 2013 and July 31, 2012, an allowance for doubtful accounts in the amount of $0 and $708,602, respectively was recorded against the note receivable, reducing the amount to $0.

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

The Company recognized interest income of $0 and $175,479, none of which has been received, in accordance to the terms of the LEVC Note for the year ending July 31, 2013 and 2012, respectively. The Company had reflected the amount due from LEVC in its accounts receivable and had established a reserve for doubtful accounts for the entire amount and is included in general and administrative expenses on the Company’s consolidated statement of operations.

Due to the execution of the amended License Agreement on February 19, 2013 with LEVC, the Company reversed the accounts and note receivables of $382,123 and $1,750,000, respectively, by offsetting it with the established reserve for doubtful accounts. This had a zero effect on the Company’s Consolidated Balance Sheet.

Table of Contents	-31-

Note 4. Property and Equipment

Property and equipment consist of:

	July 31,	July 31,
	2013	2012
Building and Improvements	$—	$552,276
Equipment and Furniture and Fixtures	4,827	4,827
Vehicles	66,429	66,429
Land	—	700,000
	71,256	1,323,532

Less Accumulated Depreciation	(67,989)	(268,601)
Less Current Portion	—	(1,049,146)
Net Property and Equipment	$3,267	$5,785

Depreciation expense for the year ended July 31, 2013 and 2012 was $2,518 and $51,003, respectively and is included in general and administrative expenses on the Company’s consolidated statement of operations.

On September 14, 2012, the sale of the property pursuant to the Frontline August 22, 2012 foreclosure and sale was completed. Due to the foreclosure of the property and the loss of rights to the facility, the Company wrote-off the building and its improvements, which caused a loss of $5,552 and is reflected on the Company’s consolidated statement of operations.

During the fiscal year ended July 31, 2012, and in accordance with the guidance in ASC 360-15-35 “Impairment or Disposal of Long-Lived Assets”, The Company reviewed its building in North Carolina at July 31, 2012, for impairment and determined the amount carried on the books exceeded current fair market value by $740,000. Therefore, the company reduced the carrying amount and recorded the impairment under operating costs on the consolidated statement of operations. The building was sold subsequent to the balance sheet date and accordingly, the Company has reclassified the building and improvements to current assets.

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

Table of Contents	-32-

Note 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses and other current liabilities at July 31, 2013 and 2012 consisted of:

	Years Ended
	July 31,
	2013	2012

Accounts Payable	$321,243	$291,156
Accounts Payable - Related Parties	16,177	4,682
Wages, Paid Leave and Payroll Related Taxes	1,149,438	948,410
Accrued Interest	73,076	120,067
Legal Settlements	152,976	152,976
Other	—	20,769

Total	$1,712,910	$1,538,060

Accounts payable due to related parties are reimbursable general and administrative expenses paid by the Company’s President.

Note 6. Long-Term Debt

Long-term debt consists of:

	July 31,	July 31,
	2013	2012
5% Note payable to Bayview Loan Servicing, LLC, payable in monthly installments of $5,433 including interest, collateralized by real property. Due to foreclosure of the building, the entire balance has been eliminated. (1)	$—	$946,279

12% Note payable to Frontline Asset Management, payable in monthly installments of interest only, due in full on March 1, 2014 (2)	460,997	508,492

48.956% Note payable to Amicus Funding Group, LLC, payable in monthly installments of approximately $467, collateralized by real property due in full on September 1, 2013 (3)	6,297	6,297

10% Note payable to Cameo Properties, LLC payable in monthly installments of interest only, due in full on December 27, 2011 (4)	250,000	250,000

	717,294	1,711,068
Less Current Portion	—	(1,460,189)
	$717,294	$250,879

Table of Contents	-33-

Principal maturities for long-term debt are as follows for the years ended July 31:

2014	$717,294
2015	—
2016	—
2017	—
2018	—
Thereafter	—
$717,294

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

(2) On February 26, 2010, the Company entered into a loan agreement with Frontline. The loan provides for payments to the Company of $2,000,000 with interest at a fixed annual rate of 12%.  On March 1, 2013, an Addendum to the original Promissory Note, dated February 26, 2010, was entered into which amended the term of the note to  provide for interest only payments, due on the last day of every month until maturity date March 1, 2014, when all principal and accrued interest shall be due and payable.  On April 11, 2011, Frontline assigned $850,279 of its debt to Windsor Capital, Inc. (“Windsor”). On April 19, 2011, Frontline partially assigned $437,309 to Kisumu S.A. (“Kisumu”) and Kisumu immediately converted the assigned note for 1,041,212 shares of Common fStock at a fair value price of $0.42 per share.  On April 19, 2011, Frontline assigned $420,000 to Eurolink Corporation (“Eurolink”) and Eurolink immediately converted the assigned note for 1,000,000 shares of Common Stock at a fair value price of $0.42 per share.  On December 27, 2011, Frontline purchased two electric vehicles for $255,000.  On the same day Frontline assigned $250,000 to Cameo Properties, LLC.  On April 26, 2012, the Company assigned $112,500 of its note receivable with CET to Frontline which reduced the balance due to Frontline by $112,500. On September 13, 2012, Frontline converted $39,000 of accrued interest for 1,300,000 shares of Common Stock at a discounted value price of $0.30 per share. On October 2, 2012, Frontline purchased our receivable with CET at $0.10 on the dollar for $70,786, which reduced the Company’s accrued interest by $43,726 and debt by $27,060. On October 2, 2012, Frontline converted $12,180 for 1,450,000 shares of Common Stock at a discounted value price of $0.0084 per share. On November 13, 2012, Frontline partially assigned $17,280 to Kisumu and Kisumu immediately converted the assigned note for 3,200,000 shares of Common Stock at a discounted value price of $0.0054 per share. On December 26, 2012, Frontline partially assigned $112,200 to Kisumu and Kisumu converted the assigned note for 18,700,000 shares of Common Stock at a discounted price of $0.006 per share.

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

During the year ended July 31, 2013 and 2012, the Company received advances totaling $159,222 and $838,814, respectively; and made payments of $0 and $62,288, respectively. Interest expense for the year ended July 31, 2013 and 2012, was $53,127 and $65,071, respectively.

(3) On March 11, 2011, the Company financed $7,992 for office equipment with Amicus Funding Group, LLC (“Amicus”) and monthly payments including interest of 48.956% are approximately $477. During the year ended July 31, 2013 and 2012, the Company repaid $0 and $1,097, respectively. The Company is in default on this note.

Interest expense for the year ended July 31, 2013 and 2012, was $1,575 and $3,109, respectively.

Table of Contents	-34-

(4) The Company entered into a Loan Agreement, dated as of July 14, 2011, with Cameo Properties LLC (“Cameo”) and was amended on October 14, 2011 (the “Amended Loan Agreement”). Each Note issued under the Amended Loan Agreement is due one year from the date of its issuance. The Amended Loan Agreement provides for loans to the Company of up to $750,000 (the “Loan”), with a minimum initial loan of $250,000 within 60 days of the date of the Loan Agreement, and up to an additional $500,000 within the first year and a half from execution of the Amended Loan Agreement. This is not a revolving facility, and any principal repaid by the Company will not be available for additional advances to the Company under the Amended Loan Agreement. The Company cannot, without the Lender’s consent, prepay all or part of the Loan. The notes evidencing the installments of the loans bear interest payable monthly in arrears at the rate of 10% per annum, and mature and are due and payable three years from the date of issuance. On December 27, 2011, Frontline assigned $250,000 of its receivable to Cameo.

Interest expense for the year ended July 31, 2013 and 2012, was $25,000 and $14,863, respectively.

Note 7. Stockholders’ Deficiency

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

Effective December 31, 2012, the Securities and Exchange Commission approved a one-for-ten reverse split of the common stock.  Pursuant to the anti-dilution provisions in the Cameo Properties loan agreement the Company issued 18,000,000 shares to Cameo Properties, so they again held 20,00,000 post reverse stock split shares. Upon default of the Note with

Cameo, the Company recognized a default fee expense, for the 20,000,000 shares issued to Cameo, in the amount of $200,000.

On September 13, 2012, Frontline converted $39,000 of accrued interest for 130,000 shares of Common Stock at a discounted value price of $0.30 per share. The Company recorded a loss on extinguishment of debt in the amount of $13,000 in connection with the conversion.

On October 2, 2012, Frontline converted $12,180 for 145,000 shares of Common Stock at a discounted value price of $0.0084 per share. The Company recorded a loss on extinguishment of debt in the amount of $6,960 in connection with the conversion.

On November 13, 2012, Frontline partially assigned $17,280 to Kisumu and Kisumu immediately converted the assigned note for 320,000 shares of Common Stock at a discounted value price of $0.0054 per share. The Company recorded a loss on extinguishment of debt in the amount of $14,720 in connection with the conversion.

On December 26, 2012, Frontline partially assigned $561,000 to various entities that converted the assigned notes for 18,700,000 shares of Common Stock at a discounted price of $0.006 per share. The Company recorded a loss on extinguishment of debt in the amount of $448,800 in connection with the conversion.

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

Table of Contents	-35-

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

Note 8. Net Loss Per Common Share

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the years ended July 31, 2013 and 2012.

	Years Ended
	July 31,
	2013	2012
Basic and Diluted Earnings (Loss) Per Share
Net Earnings (Loss) Ascribed to Common Shareholders - Basic and Diluted	$(1,099,878)	$(2,312,015)
Weighted Average Shares Outstanding - Basic and Diluted	39,938,166	20,642,347

Basic and Diluted Net Earnings (Loss) Per Common Share	$(0.03)	$(0.11)

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

Internal Revenue Service (“IRS”) served the Company with a tax lien dated March 3, 2010 in the total amount of $251,928. Third quarter 2009 taxes are approximately $117,000, which are included in total due.  The Company has been served with an additional tax lien dated January 19, 2011, in the amount of $2,925. The Company had a payment plan in place with IRS; however, the Company is arrears in payments as of July 31, 2013. Management is working with the local IRS office to try and revise the payment agreement.  The balance due on the most recent statement from the IRS is $601,506.

Table of Contents	-36-

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

Table of Contents	-37-

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Changes in Registrant's Certifying Accountant.

On June 25, 2013, the Board of Directors of the Company accepted the resignation of Madsen & Associates, CPA’s Inc., its independent registered public accounting firm. On the same date, June 25, 2013, the accounting firm of Sadler, Gibb & Associates, LLC was engaged as the Company's new independent registered public accounting firm, to audit the Company’s financial statements for its fiscal year ending July 31, 2013. From the date that Madsen & Associates, CPA’s Inc. were engaged, January 6, 2010, to the present time, or any other period of time, the reports of Madsen & Associates, CPA’s Inc. on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports of Madsen & Associates, CPA’s Inc. as to the Company’s financial statements for its fiscal years ended July 31, 2011 and July 31, 2012, were modified for uncertainty due to the substantial doubt about the Company’s ability to continue as a going concern. During the Company's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Madsen & Associates, CPA’s Inc., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Madsen & Associates, CPA’s Inc., would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

On June 25, 2013, the Company engaged Sadler, Gibb & Associates, LLC as its independent registered public accounting firm. During the two most recent fiscal years and the interim periods preceding the engagement, the Company has not consulted Sadler, Gibb & Associates, LLC regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

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

As of July 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not as effective as they have previously been. We are tightening procedures to ensure in the future control and paperwork of finances meet GAAP standards.

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

Table of Contents	-38-

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2013. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In this assessment management noted that Frontline Asset Management, who has loaned and funded the Company, made some direct wage payments for the Company and other liability payments, paperwork on these items was not turned over to the Company. Some employees have provided written confirmation of payments received; others were not willing to provide written confirmation.  The Company has instructed Frontline in the future all funds must go directly to the Company so records are properly maintained.

Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC. Management concluded in this assessment that, as of July 31, 2013, given management’s actions with regard to the above reportable conditions, our internal control over financial reporting was not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2013 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Change of Company’s Name to Terra Inventions Corp. and Reverse Stock Split

On November 26, 2012, our Board of Directors authorized the merger with our wholly-owned subsidiary, Terra Inventions Corp. and also approved the filing with the Secretary of State of Nevada a Certificate of Change that effected a 1:10 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:10 ratio, from 400,000,000 shares to 40,000,000 shares. In the merger the name of our company was changed from Li-ion Motors Corp. to Terra Inventions Corp. Both of these corporate actions were permitted to be taken by the Company’s Board of Directors without stockholder approval under Nevada NRS 92A.180 (for the merger with the subsidiary and name change) and NRS 78.207 (for the change in authorized and outstanding stock), and were authorized to be effective upon receipt of FINRA approval for trading purposes.

The change of the Company’s name to Terra Inventions Corp. and the 1:10 reverse split with the concurrent reduction of our authorized common stock in the same ratio were approved by FINRA and effective for trading purposes on December 21, 2012.

Table of Contents	-39-

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages as of October 31, 2013 are as follows:

Name	Age	Position
Stacey Fling	54	Chief Executive Officer, President and Director

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

Stacey Fling had been the President of A & S Holdings, Inc., a real estate investment and development company located in Las Vegas, NV from 2003 to 2011.  Prior to 2003, Ms. Fling managed the administrative offices of an environmental remediation and monitoring company with offices in San Diego, California, as well as in Las Vegas, Nevada.

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

 Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially  own more  than ten  percent  of the Company's  equity  securities,  to file  reports  of  ownership  and  changes in ownership with the Securities and Exchange Commission.  Officers,  directors and greater than ten percent  shareholders are required by SEC regulation to furnish the  Company  with copies of all  Section  16(a)  forms they file.  Based on its review of the copies of such forms  received  by it, the Company  believes  that during the fiscal  year ended  July  31,  2013, all such  filing  requirements applicable to its officers and  directors  were  complied  with.

Table of Contents	-40-

Item 11. Executive Compensation.

The following table sets forth certain information as to the Company's  highest paid executive officers and directors for  the  Company's  fiscal years ended July 31, 2013, 2012, and 2011.  No other compensation was paid to any such  officer or director other than the cash compensation set forth below.

Summary Compensation Table

Name and Principal Position	Year*	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	( c )	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stacey Fling, President	2011	$61,200	$—	$—	$—	$-	$—	$-	$61,200
	2012	62,400	—	—	—	-	—	-	62,400
	2013	-0-	—	—	—	-	—	-	-0-

__________________________________________________________________________________

* Years ended July 31, 2013, 2012 and 2011.

Option/SAR Grants in Last Fiscal Year

There were no grant of options to purchase our common stock to our officers or directors in fiscal 2012, and there were no exercises of such options during or options held at the end of such fiscal year by officers or directors.

Directors’ Compensation

The following table shows compensation paid to our directors in the fiscal year ended July 31, 2013.

Director Compensation

Change in
Pension Value and
Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
(a)	(b)	( c )	(d)	(e)	(f)	(g)	(h)
Stacey Fling	$-0-						$-0-

__________________________________________________________________________________

*  Stacey Fling has acted as a director since May 1, 2009.

Table of Contents	-41-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned  beneficially as of  November 1, 2013 by: (i) each person  (including  any group) known to us to own more than five percent (5%) of any  class of our  voting  securities,  (ii)  each of our  directors, and (iii)officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and  investment  power with  respect to the shares shown.

Title of Class	Owner	Number of Shares of Common Stock	Percentage of Outstanding
Common Stock
	Stacey Fling, President and Chief Executive Officer	3	*
	4933 W. Craig Road
	Las Vegas, NV 89130

	Windsor Capital Inc.	3,750,000	9.38%
	35 New Road #2112
	Belize City, Belize

	Wazalmin Capital Corp.
	88022 7235 Belle Shire
	Mississauga ON, ON L5N 8M1	3,750,100	9.38%

	Platinum Capital Holding Corp.
	2602 S. Grand Canyon Dr. #2074
	Las Vegas, NV 89117	3,750,000	9.38%

	Cameo Properties LLC	20,000,000	50.06%
	Hunkins Waterfront Plaza
	PO Box 556
	Charlestown, Nevis, West Indies

	All Officers and Directors	3	*
	Directors as a Group (2 persons)

__________________________________________________________________________________

*        Less than 1%

(1)	As of November 1, 2013, there were 39,945,517 shares of our common stock issued and outstanding.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

Table of Contents	-42-

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Effective April 15, 2008, the Company entered into a License Agreement  (“License Agreement”) with Clean Enviro Solutions Corp., now Clean Enviro Tech Corp. (“Clean Enviro”) providing for their license to Clean Enviro of their patent applications and technologies for rechargeable lithium ion batteries for electric vehicles and other applications (“Licensed Products”).  Under the License Agreement, the Company has the right to purchase their requirements of lithium ion batteries from Clean Enviro, and their requirements of lithium ion batteries shall be supplied by Clean Enviro in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of Clean Enviro. The Company’s cost for lithium ion batteries purchased from Clean Enviro shall be Clean Enviro’s actual manufacturing costs for such batteries for the fiscal quarter of Clean Enviro in which the Company’s purchase takes place. On May 25, 2010 the license agreement was amended to reflect Clean Enviro’s territory would only be the United States,  U.S. possessions and territories  and we can license other companies in other parts of the world. We have issued a license to a firm for the rights in Canada.

Under the terms of the license agreement, Clean Enviro has agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the Licensed Products. To date, Clean Enviro has not met the minimum requirements in the development of technology, and therefore, is not in compliance with its obligations under this covenant of the license agreement.  The Company has advised Clean Enviro  that it will not give notice of default against them for their failure to comply with this covenant over the term of the License Agreement.

Effective April 16, 2008, Clean Enviro agreed to lease approximately 5,000 square feet of space in the Company’s North Carolina facility at a rental rate of $2,500.00 per month and the monthly rental to be escalated five (5%) percent annually beginning April 16, 2009.  The leased space is suitable for, and utilized by Clean Enviro for, Clean Enviro’s developmental and manufacturing operations for licensed products pursuant to the License Agreement. The leased space is leased on a month-to-month basis at a current monthly rental of $3,038. Although the lease was signed, the space is only 80% completed as of July 31, 2012. The facility was closed in May 2012, and there is no longer any leased space available.

Item 14.  Principal Accountant Fees and Services.

	Fiscal 2013	Fiscal 2012
Audit - Related Fees (1)	$12,500	$18,250
Tax Fees (2)	—	—
All Other Fees	—	—
Audit committee pre-approval  processes, percentages of
services approved  by  audit committee, percentage of
hours spent on audit engagement by persons other than
principal accountant's full time employees.	N/A	N/A

(1)       Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)       Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, international tax, research, and unclaimed property services.

Table of Contents	-43-

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
3.1	Articles of Incorporation of the Company.(Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed with the Commission on May 29, 2001.)

3.1a	Certificate of Amendment to Articles of Incorporation filed October 27, 2004. (Incorporated by reference to Exhibit3.1a to the Company’s Current Report on Form 8-K, filed with the Commission on November 2, 2004.)

3.1b	Form of Restatement of Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1a to the Company’s Quarterly Report on Form 10-QSB, filed with the Commission on December 15, 2004.)

3.1c	Certificate of Amendment to Articles of Incorporation, filed effective March 9, 2005. (Incorporated by reference to Exhibit 3.1c to the Company’s Annual Report on Form 10-KSB, filed with the Commission on May 23, 2005.)

3.1d	Certificate of Change, filed effective January 17, 2008. (Incorporated by reference to Exhibit 3.1d to the Company’s Current Report on Form 8-K, filed with the Commission on January 16, 2008.)

3.1e	Certificate of Amendment to Articles of Incorporation, filed effective December 24, 2007. (Incorporated by reference to Exhibit 3.1e to the Company’s Annual Report on Form 10-K, filed with the Commission on November 12, 2008.)

3.1f	Certificate of Amendment to Articles of Incorporation, filed effective February 19, 2009.(Incorporated by reference to Exhibit 3.1f to the Company’s Current Report on Form 8-K, filed with the Commission on February 27, 2009.)

3.1g	Certificate of Merger with subsidiary, dated December 28, 2009, amending Articles of Incorporation of Company to change the name of the Company to Li-ion Motors Corp. (Incorporated by reference to Exhibit 3.1g to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010.)

3.1h	Certificate of Change, filed effective February 1, 2010. (Incorporated by reference to Exhibit 3.1h to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010.)

3.1i	Certificate of Amendment to Articles of Incorporation, filed effective May 17, 2010. (Incorporated by reference to Exhibit 3.1i to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010.)

3.1j	Certificate of Amendment to Articles of Incorporation, filed effective August 10, 2011. (Incorporated by reference to Exhibit 3.1j to the Company’s Current Report on Form 8-K, filed with the Commission on August 16, 2011.)

3.1k	Certificate of Change, filed December 13, 2011. (Incorporated by reference to Exhibit 3.1k to the Company’s Current Report on Form 8-K, filed with the Commission on January 31, 2011.)

Table of Contents	-44-

3.1l	Certificate of Amendment to Articles of Incorporation, filed effective August 30, 2012. (Incorporated by reference to Exhibit 3.1l to the Company’s Current Report on Form 8-K, filed with the Commission on September 7, 2012.)

3.lm	Certificate of Change, filed November 29, 2012. Filed herewith.

3.1n	Certificate of Merger with subsidiary, filed November 30, 2012, amending Articles of Incorporation of Company to change the name of the Company to Terra Inventions Corp. (corrected). Filed herewith.

3.2	By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 29, 2001.)

4.1	Specimen Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on November 8, 2006.)

4.2	Whistler Investments, Inc. 2003 Restricted Stock Plan. (Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the Commission on July 18, 2003.)

10.3	Office Services Agreement, dated May 1, 2000, between the Company and Dewey Jones. (Incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 29, 2001.)

10.4	Asset Purchase Agreement dated April 10, 2002 between Salim S. Rana Investments Corp. and Whistler Investments, Inc. (Incorporated by reference to Exhibit No. 10.1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on May 6, 2002.)

10.5	Agreement dated January 1, 2003 between Whistler Investments, Inc. and Kim Larsen respecting the disposition of Azra Shopping Center. (Incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to its Annual Report on Form 10-KSB filed May 8, 2003)

10.6	Amendment to Licensing Agreement, dated October 21, 2003, between Nu Age Electric Inc. and Whistler Investments, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on November 21, 2003.)

10.7	Agreement dated October 21,2003, by and between RV Systems, Inc. and Whistler Investments, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Commission on November 21, 2003.)

10.8	Investment Agreement, dated as of January 19, 2004, by and between Whistler Investments, Inc. and Dutchess Private Equities Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the Commission on January 23, 2004.)

10.9	Registration Rights Agreement dated as of January 19, 2004, by and between Whistler Investments, Inc. and Dutchess Private Equities Fund, L.P. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the Commission on January 23, 2004.)

10.10	Stock Redemption and Reissuance Agreement, dated as of February 10, 2004, Between Whistler Investments, Inc. and Salim S. Rana Investments, Inc. (Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on October 4, 2004.)

Table of Contents	-45-

10.11	Letter from City of Austin, Texas, dated February 27, 2004. (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on October 4, 2004.)

10.12	Memorandum of Understanding, dated March 15, 2004, between Shanghai Geely Metop International and the Global Electric 21 subsidiary of Whistler Investments, Inc. (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on October 4, 2004.)

10.13	Loan Agreement, made as of the 20th day of February, 2004, among Sterling Capital Inc. and Whistler Investments, Inc. (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on October 4, 2004.)

10.14	Letter Agreement, dated February 3, 2004, between Whistler Investments, Inc. and RV Systems, Inc. (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on October 4, 2004.)

10.15	Purchase and Sale Agreement, made effective as of the 3rd day of December, 2004, between WhistlerTel, Inc. and Trade Winds Telecom, LLC. (Incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K, filed with the Commission on December 8, 2004.)

10.16	Bill of Sale and Assignment, dated as of December 3, 2004, between Trade Winds Telecom LLC and Whistlertel,Inc. (Incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K, filed with the Commission on December 8, 2004.)

10.17	Agreement and Plan of Reorganization, dated as of August 18, 2005, among the Company, Whistlertel, Inc. and Javakingcoffee, Inc. (Incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K, filed with the Commission on August 24, 2005.)

10.18	Notice, dated July 2, 2005, from EV Innovations, Inc. To RV Systems, Inc. (Incorporated by reference to Exhibit10.18 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on October 26, 2005.)

10.19	Non-reimbursable Space Act Agreement between National Aeronautics and Space Administration, John F. Kennedy Space Center and EV Innovations, Inc. (Incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on March 17, 2006.

10.20	Agreement dated March 30, 2006 between Paratransit, Inc. and the Company. (Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on November 8, 2006.)

10.21	Request for Pilot Approval, submitted May 31, 2006, to New York City Taxi and Limousine Commission by the Company. (Incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on November 8, 2006.)

10.22	Consulting Agreement, dated March 26, 2007, between Hybrid Technologies, Inc. and Griffen Trading Company.(Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-QSB, filed with the Commission on June 19, 2007.)

10.23	Loan Agreement, dated as of October 29, 2007, between Wyndom Capital Investments, Inc. and the Company.(Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on November 13, 2007.)

Table of Contents	-46-

10.24	Form of Note issuable pursuant to the Loan Agreement, dated October 29, 2007, between Wyndom Capital Investments, Inc. and the Company, filed herewith. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on November 13, 2007.)

10.25	Stock Purchase Agreement, dated as of April 15, 2008, between the Company and Blue Diamond Investments, Inc.(Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2008.)

10.26	License Agreement, dated April 15, 2008, between the Company and Zingo, Inc. (now Clean Enviro Tech Corp.).(Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2008.)

10.27	Loan Agreement, dated as of May 5, 2008, between Crystal Capital Ventures Inc. and the Company. (Incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K, filed with the Commission on June 6, 2008.)

10.28	Form of Note issuable pursuant to the Loan Agreement, dated May 5, 2008, between Crystal Capital Ventures Inc. and the Company. (Incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed with the Commission on June 6, 2008.)

10.29	Letter to the Clean Enviro Tech Corp., dated October 1, 2009, waiving default under April 14, 2008 License Agreement, (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.)

10.30	Loan Agreement, dated as of April 15, 2010, between Winsor Capital Inc. and the Company. (Incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2010.)

10.31	Form of Note issuable pursuant to the Loan Agreement, dated April 15, 2010, between Winsor Capital Inc. and the Company. (Incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2010.)

10.32	License Agreement, made effective May 28, 2010, between the Company and Lithium Electric Vehicle Corp. (Incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010.)

10.33	Promissory Note, payable to Frontline Asset Management, Inc.(Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.).

10.34	Amendment to Promissory Note, dated October 11, 2010, between the Company and Frontline Asset Management, Inc. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.)

10.35	Amendment, dated as of October 11, 2010, to License Agreement, dated as of May 28, 2010, by and between the Company and Lithium Electric Vehicle Corp. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.)

10.36	Amendment, dated as of October 12, 2010, to Loan Agreement, dated as of May 5, 2008, between the Company and Crystal Capital Investments. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.)

10.37	Amendment, dated May 25, 2010, to License Agreement, dated April 14, 2008, between the Company and Sky Power Solutions, Inc. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.)

Table of Contents	-47-

10.38	Stock Purchase Warrant, dated April 19, 2011, issued to Starglow Asset, Inc. (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on June 14, 2011.)

10.39	Stock Purchase Warrant, dated April 19, 2011, issued to Winsor Capital, Inc. (Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on June 14, 2011.)

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Table of Contents	-48-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA INVENTIONS CORP.

Date: November 14, 2013	By:	/s/ Stacey Fling
Stacey Fling
Chief Executive Officer and Principal Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stacey Fling
Stacey Fling
President and C.E.O.
(President, Chief Executive Officer
Principal Financial Officer and Director)

Date:	November 14, 2013

Table of Contents	-49-

EXHIBIT 3.1m

ROSS MILLER Secretary of State 204 North Carson Street, Suite 1 Carson City, Nevada 89701-4520 (775) 684 5708 Website: www.nvsos.gov

Certificate of Change Pursuant
to NRS 78.209

Filed in the office of	Document Number 20120807835-66

_	Filing Date and Time
Ross Miller	11/29/2012 8:35 PM
Secretary of State	Entity Number
State of Nevada	C10054-2000

USE BLACK INK ONLY - DO NOT HIGHLIGHT ABOVE SPACE IS FOR OFFICE USE ONLY

Certificate of Change filed Pursuant to NRS 78.209

1.    Name of corporation: For Nevada Profit Corporations

Li-ion Motors Corp.

2.        The board of directors have adopted a resolution pursuant to NRS 78.209 and have obtained any required approval of the stockholders.

3.        The current number of authorized shares and the par value, if any, of each class or series, if any, of shares before the change:

400,000,000 shares of common stock, par value $.001 per share

4.        The number of authorized shares and the par value, if any, of each class or series, if any, of shares after the change:

40,000,000 shares of common stock, par value $.001 per share

5.        The number of shares of each affected class or series, if any, to be issued after the change in exchange for each issued share of the same class or series:

3,237,347 shares of common stock, par value $.001 per share

6.        The provisions, if any, for the issuance of fractional shares, or for the payment of money or the issuance of scrip to stockholders otherwise entitled to a fraction of a share and the percentage of outstanding shares affected thereby:

Table of Contents	-50-

7.    Effective date of filing: (optional) Date: December 31, 2012 Time:

8.    Signature: (required) (must not be later than 90 days after the certificate is filed)

X /s/ Stacey Fling President

Title

Signature of Officer

IMPORTANT: Failure to include any of the above information and submit with the proper fees may cause this filing to be rejected.

This form must be accompanied by appropriate fees.

Nevada Secretary of State Stock Split

Revised: 3-6-09

Table of Contents	-51-

EXHIBIT 3.1n

Filed in the office of Document Number Ross Miller 20120815786-30 Filing Date and Time Secretary of State 11/30/2012 7:41 AM State of Nevada Entity Number E0439182012-7

ROSS MILLER

Secretary of State

204 North Carson Street, Ste 1

Carson City, Nevada 89701-4299

(775) 684 5708

Website: www.nvsos.gov

Articles of Merger

(PURSUANT TO NRS 92A.200)

USE BLACK INK ONLY - DO NOT HIGHLIGHT ABOVE SPACE IS FOR OFFICE USE ONLY

Articles of Merger

Pursuant to NRS Chapter 92A

1)	Name and jurisdiction of organization of each constituent entity (NRS 92A.200).

⁯ If there are more than four merging entities, check box and attach an 81/2" x11" blank sheet containing the required information for each additional entity.

Terra Inventions Corp.

Name of merging entity

Nevada Corporation

Jurisdiction Entity type*

and,

Li-ion Motors Corp.

Name of surviving entity

Nevada Corporation

Jurisdiction Entity type*

* Corporation, non-profit corporation, limited partnership, limited-liability company or business trust.

Filing Fee: $350.00

This form must be accompanied by appropriate fees. Nevada Secretary of State 92A Merger Page 1 Revised: 8-31-11

Table of Contents	-52-

Articles of Merger

(PURSUANT TO NRS 92A.200)

USE BLACK INK ONLY - DO NOT HIGHLIGHT ABOVE SPACE IS FOR OFFICE USE ONLY

2) Forwarding address where copies of process may be sent by the Secretary of State of Nevada (if a foreign entity is the survivor in the merger -NRS 92A.1 90):

3) (Choose one)

[ ] The under signed declares that a plan of merger has been adopted by each constituent entity (NRS 92A.200).

[X] The undersigned declares that a plan of merger has been adopted by the parent domestic entity (NRS 92A.180)

4) Owner's approval (NRS 92A.180) (options a, b, or c must be used, as applicable, for each entity) (if there are more than four merging entities, check box [ ] and attach an 81/2 x 11 blank sheet containing the required information for each additional entity):

(a) Owner's approval was not required from
Terra Inventions Corp. Name of merging entity, if applicable and, or; Li-ion Motors Corp. Name of Surviving Entity, if applicable	~

This form must be accompanied by appropriate fees. Nevada Secretary of State 92A Merger Page 2 Revised: 8-31-11

Table of Contents	-53-

Articles of Merger

(PURSUANT TO NRS 92A.200)

USE BLACK INK ONLY - DO NOT HIGHLIGHT ABOVE SPACE IS FOR OFFICE USE ONLY

(b) The plan was approved by the required consent of the owners of *:

Name of merging entity, if applicable

Name of merging entity, if applicable Name of merging entity, if applicable

Name of merging entity, if applicable and, or;

Name of surviving entity, if applicable

* Unless otherwise provided in the certificate of trust or governing instrument of a business trust, a merger must be approved by all the trustees and beneficial owners of each business trust that is a constituent entity in the merger.

This form must be accompanied by appropriate fees. Nevada Secretary of State 92A Merger Page 3 Revised: 8-31-11

Table of Contents	-54-

Articles of Merger

(PURSUANT TO NRS 92A.200)

USE BLACK INK ONLY - DO NOT HIGHLIGHT ABOVE SPACE IS FOR OFFICE USE ONLY

(c) Approval of plan of merger for Nevada non-profit corporation (N RS 92A. 160):

The plan of merger has been approved by the directors of the corporation and by each public officer or other person whose approval of the plan of merger is required by the articles of incorporation of the domestic corporation.

Name of merging entity, if applicable

Name of merging entity, if applicable

Name of merging entity, if applicable

Name of merging entity, if applicable and, or;

Name of surviving entity, if applicable

This form must be accompanied by appropriate fees. Nevada Secretary of State 92A Merger Page 4 Revised: 8-31-11

Table of Contents	-55-

Articles of Merger

(PURSUANT TO NRS 92A.200)

USE BLACK INK ONLY - DO NOT HIGHLIGHT ABOVE SPACE IS FOR OFFICE USE ONLY

5) Amendments, if any, to the articles or certificate of the surviving entity. Provide article numbers, if available. (NRS 92A.200)*:

Article FIRST is amended to read in its entirety as follows:

The name of the corporation is Terra Inventions Corp.

6) Location of Plan of Merger (check a or b):

[ ] (a) The entire plan of merger is attached; or,

[X] (b) The entire plan of merger is on file at the registered office of the surviving corporation, limited-liability company or business trust, or at the records office address if a limited partnership, or other place of business of the surviving entity (NRS 92A.200).

7) Effective date and time of filing: (optional) (must not be later than 90 days after the certificate is filed)

Date: Time:

* Amended and restated articles may be attached as an exhibit or integrated into the articles of merger. Please entitle them "Restated" or "Amended and Restated," accordingly. The form to accompany restated articles prescribed by the secretary of state must accompany the amended and/or restated articles. Pursuant to NRS 92A.1 80 (merger of subsidiary into parent - Nevada parent owning 90% or more of subsidiary), the articles of merger may not contain amendments to the constituent documents of the surviving entity except that the name of the surviving entity may be changed.

This form must be accompanied by appropriate fees. Nevada Secretary of State 92A Merger Page 5 Revised: 8-31-11

Table of Contents	-56-

Articles of Merger

(PURSUANT TO NRS 92A.200)

USE BLACK INK ONLY - DO NOT HIGHLIGHT ABOVE SPACE IS FOR OFFICE USE ONLY

8) Signatures - Must be signed by: An officer of each Nevada corporation; All general partners of each Nevada limited partnership; All general partners of each Nevada limited-liability limited partnership; A manager of each Nevada limited-liability company with managers or one member if there are no managers; A trustee of each Nevada business trust (NRS 92A.230)*

⁭If there are more than four merging entities, check box and attach an 8 1/2" x 11" blank sheet containing the required information for each additional entity.):

Terra Inventions Corp.

Name of merging entity

X /s/ Stacey Fling ___ Chief Executive Officer 11/30/2012

Signature Title Date

Li-ion Motors Corp.

Name of surviving entity

X /s/ Stacey Fling Chief Executive Officer 11/30/2012

Signature Title Date

•	The articles of merger must be signed by each foreign constituent entity in the manner provided by the law governing it (NRS 92A.230). Additional signature blocks may be added to this page or as an attachment, as needed.

IMPORTANT: Failure to include any of the above information and submit with the proper fees may cause this filing to be rejected.

This form must be accompanied by appropriate fees. Nevada Secretary of State 92A Merger Page 6 Revised: 8-31-

Table of Contents	-57-