Form 10-K/A
period 2013-07-31
Li-ion Motors Corp.
filed 2013-11-19
CIK 1141263

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

On November 1, 2013, there were 39,945,517 shares of common stock outstanding.

Table of Contents	-2-

Table of Contents	-3-

EXPLANATORY NOTE - AMENDMENT

     The purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended July 31, 2013 of Terra Inventions Corp. (the “Company”), filed with the Securities and Exchange Commission on November 14, 2013 (the “Form 10-K”), is (1) to amend the Company’s Consolidated Financial Statements (the “2013 Financial Statements”) to correct errors, and (2) to furnish Exhibit 101 to the Form 10-K pursuant to Regulation S-T.

    The Form 10-K was inadvertently filed prior to the issuance of the Independent Registered Public Accounting Firm’s report on the 2013 Financial Statements. We are filing this Amendment to correct errors, including the omission of certain statements and changes in the 2013 Financial Statements and accompanying Footnotes to the 2013 Financial Statements. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not, except as stated above, modify or update in any way disclosures made in the original Form 10-K.

     Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

Table of Contents	-4-

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

Table of Contents	-5-

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

Table of Contents	-6-

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

Table of Contents	-7-

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

Table of Contents	-8-

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

Table of Contents	-9-

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

Item 4. Mine Safety Disclosures.

None.

Table of Contents	-10-

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

 Securities Authorized for Issuance under Equity Compensation Plans

All stock options under all plans have been granted.

Table of Contents	-11-

Sales of Unregistered Securities

The following table sets forth the unreported sales of unregistered securities for the last three years.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

September 13, 2012	1,300,000 shares of common stock issued upon conversion of debt.	Kisumu SA	NA	$0.40/NA

October 5, 2012	1,450,000 shares of common stock issued upon conversion of debt.	Frontline Asset Management	NA	$0.132/NA

November 15, 2012	3,200,000 shares of common stock issued upon conversion of debt.	Kisumu SA	NA	$0.10/NA

November 15, 2012	1,610,000 shares of common stock issued upon conversion of debt.	Bridge Capital	NA	$0.10/NA

December 27, 2012	18,700,000 shares of common stock issued upon conversion of debt.	Frontline Asset Management	NA	$0.03/NA

December 31, 2012	18,000,000 shares of common stock issued upon conversion of debt.	Cameo Properties LLC	NA	$0.01/NA

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

Table of Contents	-12-

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

Table of Contents	-13-

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

Table of Contents	-14-

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

Table of Contents	-15-

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

Table of Contents	-16-

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

Table of Contents	-17-

Item 8. Financial Statements and Supplementary Data.

TERRA INVENTIONS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013 and 2012

Table of Contents	-18-

TABLE OF CONTENTS

Reports of Independent Registered Accounting Firms

Consolidated Balance Sheets as of July 31, 2013 and 2012

Consolidated Statements of Operations for Years Ended July 31, 2013 and July 31, 2012

Consolidated Statement of Comprehensive Income (Loss) for Years Ended July 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended July 31, 2013 and July 31, 2012

Consolidated Statement of Stockholders’ Equity (Deficiency) for the Years Ended July 31, 2013 and July 31, 2012

Notes to Financial Statements, as of and for the Years Ending July 31, 2013 and 2012

Table of Contents	-19-

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

November 19, 2013

Table of Contents	-20-

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

/s/ Madsen & Associates, CPA's Inc.

Madsen & Associates, CPA's Inc.

November 19, 2012

Table of Contents	-21-

Terra Inventions Corp.
(Formerly Li-ion Motors Corp.)
Consolidated Balance Sheets
	July 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$76	$64
Accounts receivable, net of allowance for doubtful accounts of $0 and $561,237, respectively	—	—
Notes receivable, net of allowance for doubtful accounts of $0 and $2,458,602, respectively	—	—
Inventories	—	1,500
Building and building improvements, net	—	1,049,146
Other current assets	—	3,190
Total current assets	76	1,053,900

Property and equipment, net	3,267	5,785
Deferred patent and trademark costs	38,213	37,413
Total assets	$41,556	$1,097,098

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued expenses	$1,712,910	$1,538,060
Current portion of long-term debt (including related party debt of $250,000)	717,294	1,460,189
Customer deposits	102,188	102,188
Total current liabilities	2,532,392	3,100,437

Long-term liabilities:
Long-term debt, less current portion	—	250,879
Total liabilities	2,532,392	3,351,316

Commitments and contingencies	—	—

Stockholders' deficiency
Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 39,945,517 and 2,650,517 issued
and outstanding at July 31, 2013 and July 31, 2012, respectively.	39,946	2,651
Additional paid-in capital	63,470,061	62,643,216
Accumulated deficit	(65,991,996)	(64,892,123)
Accumulated other comprehensive loss	(8,847)	(7,962)
Stockholders' deficiency attributable to Terra Inventions Corp.	(2,490,836)	(2,254,218)

Non-controlling interests	—	—
Stockholders' deficiency	(2,490,836)	(2,254,218)
Total stockholders' deficiency	(2,490,836)	(2,254,218)
Total liabilities and stockholders' deficiency	$41,556	$1,097,098

See accompanying notes to consolidated financial statements

Table of Contents	-22-

Terra Inventions Corp.
(Formerly Li-ion Motors Corp.)
Consolidated Statements of Operations

	For the Year Ended
	July 31,
	2013	2012
Revenue:
Sales	$—	$262,795
License agreement revenue	—	149,333
Total revenue	—	412,128

Costs and expenses:
Cost of sales	—	464,623
General and administrative	534,726	1,054,901
(Gain) loss on disposal of property and equipment	5,552	70,786
Impairment Charge	1,500	740,000
Research and development	1,297	483,599

Total costs and expenses	543,075	2,813,909

Loss from operations	(543,075)	(2,401,781)

Other (expenses) income:
Interest (expense)	(84,438)	(145,088)
Loss on extinguishment of debt	(483,480)	—
Other income	11,118	234,854

Loss before provision for (benefit from) income taxes	(1,099,873)	(2,312,015)

Provision for (benefit from) income taxes	—	—

Net loss	(1,099,873)	(2,312,015)

Less: net loss attributable to non-controlling interest	—	—

Net loss attributable to Terra Inventions Corp.	$(1,099,873)	$(2,312,015)

Loss per share - basic and diluted:
Loss per common share attributable to Terra Inventions Corp. common shareholders	$(0.05)	$(0.88)

Weighted average number of shares outstanding - basic and diluted	21,246,928	2,624,347

See accompanying notes to consolidated financial statements

Table of Contents	-23-

Terra Inventions Corp.
(Formerly Li-ion Motors Corp.)
Consolidated Statement of Comprehensive Loss
	For the Year Ended
	July 31,
	2013	2012
Net loss	$(1,099,873)	$(2,312,015)
Other comprehensive income
Currency translation adjustment	(885)	1,235
Comprehensive loss	(1,100,758)	(2,310,780)
Comprehensive loss attributable to noncontrolling interest	—	—
Comprehensive loss attributable to Terra Inventions Corp	$(1,100,758)	$(2,310,780)
See accompanying notes to consolidated financial statements

Table of Contents	-24-

Terra Inventions Corp.
(Formerly Li-ion Motors Corp.)
Consolidated Statements of Cash Flows
	For the Year Ended
	July 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,099,873)	$(2,312,015)
Adjustments to reconcile net earnings (loss) to net cash utilized by operating activities
Depreciation	2,518	51,003
Loss on disposal of property and equipment, net	5,552	70,786
Loss on impairment	—	740,000
Loss on disposal of inventory due to facility closure	—	209,947
Loss on finished goods write down	—	31,527
Loss on deposit	—	50,000
Provision for doubtful accounts	—	2,139,079
Licensing fees	—	(1,638,166)
Non-cash sale of inventories	—	(255,000)
Default fees on debt	200,000	—
Loss on extinguishment of debt	483,480	—
Increase (decrease) in cash flows from changes in operating assets and liabilities
Inventories	1,500	—
Prepaid expenses and other current assets	3,190	22,278
Deferred patent and trademark costs	(800)	(1,555)
Accounts payable and accrued expenses	246,107	390,759
Customer deposits	—	(99)
Deferred revenue	—	(241,000)
Net cash used in operating activities	(158,326)	(742,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	—	35,825
Additions to property and equipment	—	—
Net cash provided by investing activities	—	35,825

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes receivable	—	(81,758)
Payments received on notes receivable	—	22,984
Proceeds from issuance of debt	168,228	838,814
Payments on debt	(9,005)	(79,698)
Net cash provided by financing activities	159,223	700,342

Effect of exchange rate changes on cash and cash equivalents	(885)	1,235

CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	12	(5,054)
Cash and cash equivalents at beginning of period	64	5,118
Cash and cash equivalents at end of period	$76	$64

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$—	$20,470
Income taxes	$—	$—

Table of Contents	-25-

Terra Inventions Corp.
(Formerly Li-Ion Motors Corp.)
Consolidated Statements of Cash Flows (continued)

	For the Year Ended
	July 31,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Assignment of note receivable with Clean Enviro Tech Corp. to Frontline Asset Management debt	$70,860	$112,500
Shares issued for debt	$180,660	$—
Fixed assets foreclosed on	$1,246,724
Property and equipment, inventories and electric vehicles exchanged for payment on debt	$—	$255,000
Assignment of debt from Frontline Asset Management to Cameo Properties, LLC	$—	$250,000

See accompanying notes to consolidated financial statements

Table of Contents	-26-

Terra Inventions Corp.
(Formerly Li-ion Motors Corp.)
Consolidated Statement of Stockholders' Equity (Deficiency)
For the Periods Ended As Noted
	Number of Common Shares	Common Shares $0.01 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Non-Controlling Interest	Total
Balance - August 1, 2011	2,642,347	$2,642	$62,663,225	$(62,580,108)	$(9,197)	$(20,000)	$—	$56,562
Shares issued in rounding on reverse stock split	8,170	9	(9)	—	—	—	—	—
Common stock issued as collateral on loan released to lender	—	—	(20,000)	—	—	20,000	—	—
Foreign currency translation	—	—	—	—	1,235	—	—	1,235
Net earnings	—	—	—	(2,312,015)	—	—	—	(2,312,015)
Balance - July 31, 2012	2,650,517	2,651	62,643,216	(64,892,123)	(7,962)	—	—	(2,254,218)
Common stock issued on conversion of debt	19,295,000	19,295	644,845	—	—	—	—	664,140
Common stock issued as collateral on loan released to lender	18,000,000	18,000	182,000	—	—	—	—	200,000
Foreign currency translation	—	—	—	—	(885)	—	—	(885)
Net earnings	—	—	—	(1,099,873)	—	—	—	(1,099,873)
Balance - July 31, 2013	39,945,517	$39,946	$63,470,061	$(65,991,996)	$(8,847)	$—	$—	$(2,490,836)
See accompanying notes to consolidated financial statements

Table of Contents	-27-

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

Table of Contents	-28-

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

Table of Contents	-29-

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

Table of Contents	-30-

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

Table of Contents	-31-

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

Table of Contents	-32-

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

Table of Contents	-33-

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

Table of Contents	-34-

Note 4. Property and Equipment

Property and equipment consist of:

	July 31,	July 31,
	2013	2012
Building and Improvements	$—	$552,276
Equipment and Furniture and Fixtures	4,827	4,827
Vehicles	66,429	66,429
Land	—	700,000
	71,256	1,323,532

Less Accumulated Depreciation	(67,989)	(268,601)
Less Current Portion	—	(1,049,146)
Net Property and Equipment	$3,267	$5,785

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

Table of Contents	-35-

Note 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses and other current liabilities at July 31, 2013 and 2012 consisted of:

	Years Ended
	July 31,
	2013	2012

Accounts Payable	$321,243	$291,156
Accounts Payable - Related Parties	16,177	4,682
Wages, Paid Leave and Payroll Related Taxes	1,149,438	948,410
Accrued Interest	73,076	120,067
Legal Settlements	152,976	152,976
Other	—	20,769

Total	$1,712,910	$1,538,060

Accounts payable due to related parties are reimbursable general and administrative expenses paid by the Company’s President.

Note 6. Long-Term Debt/ Related Party Debt

Long-term debt consists of:

	July 31,	July 31,
	2013	2012
5% Note payable to Bayview Loan Servicing, LLC, payable in monthly installments of $5,433 including interest, collateralized by real property. Due to foreclosure of the building, the entire balance has been eliminated. (1)	$—	$946,279

12% Note payable to Frontline Asset Management, payable in monthly installments of interest only, due in full on March 1, 2014 (2)	460,997	508,492

48.956% Note payable to Amicus Funding Group, LLC, payable in monthly installments of approximately $467, collateralized by real property due in full on September 1, 2013 (3)	6,297	6,297

10% Note payable to Cameo Properties, LLC a related party payable in monthly installments of interest only, due in full on December 27, 2011 (4)	250,000	250,000

	717,294	1,711,068
Less Current Portion	—	(1,460,189)
	$717,294	$250,879

Table of Contents	-36-

Principal maturities for long-term debt are as follows for the years ended July 31:

2014	$717,294
2015	—
2016	—
2017	—
2018	—
Thereafter	—
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

Interest expense for the year ended July 31, 2013 and 2012, was $1,575 and $3,109, respectively.

Table of Contents	-37-

(4) The Company entered into a Loan Agreement, dated as of July 14, 2011, with Cameo Properties LLC (“Cameo”), a related party, and was amended on October 14, 2011 (the “Amended Loan Agreement”). Each Note issued under the Amended Loan Agreement is due one year from the date of its issuance. The Amended Loan Agreement provides for loans to the Company of up to $750,000 (the “Loan”), with a minimum initial loan of $250,000 within 60 days of the date of the Loan Agreement, and up to an additional $500,000 within the first year and a half from execution of the Amended Loan Agreement. This is not a revolving facility, and any principal repaid by the Company will not be available for additional advances to the Company under the Amended Loan Agreement. The Company cannot, without the Lender’s consent, prepay all or part of the Loan. The notes evidencing the installments of the loans bear interest payable monthly in arrears at the rate of 10% per annum, and mature and are due and payable three years from the date of issuance. On December 27, 2011, Frontline assigned $250,000 of its receivable to Cameo.

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

Table of Contents	-38-

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

	Years Ended
	July 31,
	2013	2012
Basic and Diluted Earnings (Loss) Per Share
Net Earnings (Loss) Ascribed to Common Shareholders - Basic and Diluted	$(1,099,878)	$(2,312,015)
Weighted Average Shares Outstanding - Basic and Diluted	21,246,928	2,624,347

Basic and Diluted Net Earnings (Loss) Per Common Share	$(0.05)	$(0.88)

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

Table of Contents	-39-

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

Table of Contents	-40-

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

As of July 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective. We are tightening procedures to ensure in the future control and paperwork of finances meet GAAP standards.

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

Table of Contents	-41-

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

Table of Contents	-42-

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages as of October 31, 2013 are as follows:

Name	Age	Position
Stacey Fling	54	Chief Executive Officer, President and Director

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

Table of Contents	-43-

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

Director Compensation

Change in
Pension Value and
Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
(a)	(b)	( c )	(d)	(e)	(f)	(g)	(h)
Stacey Fling	$-0-						$-0-

__________________________________________________________________________________

*  Stacey Fling has acted as a director since May 1, 2009.

Table of Contents	-44-

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
	35 New Road #2112
	Belize City, Belize

	Wazalmin Capital Corp.
	88022 7235 Belle Shire
	Mississauga ON, ON L5N 8M1	3,750,100	9.38%

	Platinum Capital Holding Corp.
	2602 S. Grand Canyon Dr. #2074
	Las Vegas, NV 89117	3,750,000	9.38%

	Cameo Properties LLC	20,000,000	50.06%
	Hunkins Waterfront Plaza
	PO Box 556
	Charlestown, Nevis, West Indies

	All Officers and Directors	3	*
	Directors as a Group (2 persons)

__________________________________________________________________________________

*        Less than 1%

(1)	As of November 1, 2013, there were 39,945,517 shares of our common stock issued and outstanding.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

Table of Contents	-45-

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

Table of Contents	-46-

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
3.1	Articles of Incorporation of the Company.(Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed with the Commission on May 29, 2001.)

3.1a	Certificate of Amendment to Articles of Incorporation filed October 27, 2004. (Incorporated by reference to Exhibit3.1a to the Company’s Current Report on Form 8-K, filed with the Commission on November 2, 2004.)

3.1b	Form of Restatement of Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1a to the Company’s Quarterly Report on Form 10-QSB, filed with the Commission on December 15, 2004.)

3.1c	Certificate of Amendment to Articles of Incorporation, filed effective March 9, 2005. (Incorporated by reference to Exhibit 3.1c to the Company’s Annual Report on Form 10-KSB, filed with the Commission on May 23, 2005.)

3.1d	Certificate of Change, filed effective January 17, 2008. (Incorporated by reference to Exhibit 3.1d to the Company’s Current Report on Form 8-K, filed with the Commission on January 16, 2008.)

3.1e	Certificate of Amendment to Articles of Incorporation, filed effective December 24, 2007. (Incorporated by reference to Exhibit 3.1e to the Company’s Annual Report on Form 10-K, filed with the Commission on November 12, 2008.)

3.1f	Certificate of Amendment to Articles of Incorporation, filed effective February 19, 2009.(Incorporated by reference to Exhibit 3.1f to the Company’s Current Report on Form 8-K, filed with the Commission on February 27, 2009.)

3.1g	Certificate of Merger with subsidiary, dated December 28, 2009, amending Articles of Incorporation of Company to change the name of the Company to Li-ion Motors Corp. (Incorporated by reference to Exhibit 3.1g to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010.)

3.1h	Certificate of Change, filed effective February 1, 2010. (Incorporated by reference to Exhibit 3.1h to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010.)

3.1i	Certificate of Amendment to Articles of Incorporation, filed effective May 17, 2010. (Incorporated by reference to Exhibit 3.1i to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010.)

3.1j	Certificate of Amendment to Articles of Incorporation, filed effective August 10, 2011. (Incorporated by reference to Exhibit 3.1j to the Company’s Current Report on Form 8-K, filed with the Commission on August 16, 2011.)

3.1k	Certificate of Change, filed December 13, 2011. (Incorporated by reference to Exhibit 3.1k to the Company’s Current Report on Form 8-K, filed with the Commission on January 31, 2011.)

Table of Contents	-47-

3.1l	Certificate of Amendment to Articles of Incorporation, filed effective August 30, 2012. (Incorporated by reference to Exhibit 3.1l to the Company’s Current Report on Form 8-K, filed with the Commission on September 7, 2012.)

3.lm	Certificate of Change, filed November 29, 2012. Incorporated herein by reference to Exhibit 3.1m to the Company’s Annual Report on Form 10-K, filed with the Commission on November 14, 2013.

3.1n	Certificate of Merger with subsidiary, filed November 30, 2012, amending Articles of Incorporation of Company to change the name of the Company to Terra Inventions Corp. (corrected). Incorporated herein by reference to Exhibit 3.1n to the Company’s Annual Report on Form 10-K, filed with the Commission on November 14, 2013.

3.2	By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 29, 2001.)

4.1	Specimen Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on November 8, 2006.)

4.2	Whistler Investments, Inc. 2003 Restricted Stock Plan. (Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the Commission on July 18, 2003.)

10.3	Office Services Agreement, dated May 1, 2000, between the Company and Dewey Jones. (Incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 29, 2001.)

10.4	Asset Purchase Agreement dated April 10, 2002 between Salim S. Rana Investments Corp. and Whistler Investments, Inc. (Incorporated by reference to Exhibit No. 10.1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on May 6, 2002.)

10.5	Agreement dated January 1, 2003 between Whistler Investments, Inc. and Kim Larsen respecting the disposition of Azra Shopping Center. (Incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to its Annual Report on Form 10-KSB filed May 8, 2003)

10.6	Amendment to Licensing Agreement, dated October 21, 2003, between Nu Age Electric Inc. and Whistler Investments, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on November 21, 2003.)

10.7	Agreement dated October 21,2003, by and between RV Systems, Inc. and Whistler Investments, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Commission on November 21, 2003.)

10.8	Investment Agreement, dated as of January 19, 2004, by and between Whistler Investments, Inc. and Dutchess Private Equities Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the Commission on January 23, 2004.)

10.9	Registration Rights Agreement dated as of January 19, 2004, by and between Whistler Investments, Inc. and Dutchess Private Equities Fund, L.P. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the Commission on January 23, 2004.)

10.10	Stock Redemption and Reissuance Agreement, dated as of February 10, 2004, Between Whistler Investments, Inc. and Salim S. Rana Investments, Inc. (Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on October 4, 2004.)

Table of Contents	-48-

10.11	Letter from City of Austin, Texas, dated February 27, 2004. (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on October 4, 2004.)

10.12	Memorandum of Understanding, dated March 15, 2004, between Shanghai Geely Metop International and the Global Electric 21 subsidiary of Whistler Investments, Inc. (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on October 4, 2004.)

10.13	Loan Agreement, made as of the 20th day of February, 2004, among Sterling Capital Inc. and Whistler Investments, Inc. (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on October 4, 2004.)

10.14	Letter Agreement, dated February 3, 2004, between Whistler Investments, Inc. and RV Systems, Inc. (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on October 4, 2004.)

10.15	Purchase and Sale Agreement, made effective as of the 3rd day of December, 2004, between WhistlerTel, Inc. and Trade Winds Telecom, LLC. (Incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K, filed with the Commission on December 8, 2004.)

10.16	Bill of Sale and Assignment, dated as of December 3, 2004, between Trade Winds Telecom LLC and Whistlertel,Inc. (Incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K, filed with the Commission on December 8, 2004.)

10.17	Agreement and Plan of Reorganization, dated as of August 18, 2005, among the Company, Whistlertel, Inc. and Javakingcoffee, Inc. (Incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K, filed with the Commission on August 24, 2005.)

10.18	Notice, dated July 2, 2005, from EV Innovations, Inc. To RV Systems, Inc. (Incorporated by reference to Exhibit10.18 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on October 26, 2005.)

10.19	Non-reimbursable Space Act Agreement between National Aeronautics and Space Administration, John F. Kennedy Space Center and EV Innovations, Inc. (Incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on March 17, 2006.

10.20	Agreement dated March 30, 2006 between Paratransit, Inc. and the Company. (Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on November 8, 2006.)

10.21	Request for Pilot Approval, submitted May 31, 2006, to New York City Taxi and Limousine Commission by the Company. (Incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on November 8, 2006.)

10.22	Consulting Agreement, dated March 26, 2007, between Hybrid Technologies, Inc. and Griffen Trading Company.(Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-QSB, filed with the Commission on June 19, 2007.)

10.23	Loan Agreement, dated as of October 29, 2007, between Wyndom Capital Investments, Inc. and the Company.(Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on November 13, 2007.)

Table of Contents	-49-

10.24	Form of Note issuable pursuant to the Loan Agreement, dated October 29, 2007, between Wyndom Capital Investments, Inc. and the Company, filed herewith. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on November 13, 2007.)

10.25	Stock Purchase Agreement, dated as of April 15, 2008, between the Company and Blue Diamond Investments, Inc.(Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2008.)

10.26	License Agreement, dated April 15, 2008, between the Company and Zingo, Inc. (now Clean Enviro Tech Corp.).(Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2008.)

10.27	Loan Agreement, dated as of May 5, 2008, between Crystal Capital Ventures Inc. and the Company. (Incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K, filed with the Commission on June 6, 2008.)

10.28	Form of Note issuable pursuant to the Loan Agreement, dated May 5, 2008, between Crystal Capital Ventures Inc. and the Company. (Incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed with the Commission on June 6, 2008.)

10.29	Letter to the Clean Enviro Tech Corp., dated October 1, 2009, waiving default under April 14, 2008 License Agreement, (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.)

10.30	Loan Agreement, dated as of April 15, 2010, between Winsor Capital Inc. and the Company. (Incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2010.)

10.31	Form of Note issuable pursuant to the Loan Agreement, dated April 15, 2010, between Winsor Capital Inc. and the Company. (Incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2010.)

10.32	License Agreement, made effective May 28, 2010, between the Company and Lithium Electric Vehicle Corp. (Incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010.)

10.33	Promissory Note, payable to Frontline Asset Management, Inc.(Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.).

10.34	Amendment to Promissory Note, dated October 11, 2010, between the Company and Frontline Asset Management, Inc. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.)

10.35	Amendment, dated as of October 11, 2010, to License Agreement, dated as of May 28, 2010, by and between the Company and Lithium Electric Vehicle Corp. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.)

10.36	Amendment, dated as of October 12, 2010, to Loan Agreement, dated as of May 5, 2008, between the Company and Crystal Capital Investments. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.)

10.37	Amendment, dated May 25, 2010, to License Agreement, dated April 14, 2008, between the Company and Sky Power Solutions, Inc. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 2, 2010.)

Table of Contents	-50-

10.38	Stock Purchase Warrant, dated April 19, 2011, issued to Starglow Asset, Inc. (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on June 14, 2011.)

10.39	Stock Purchase Warrant, dated April 19, 2011, issued to Winsor Capital, Inc. (Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on June 14, 2011.)

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Table of Contents	-51-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA INVENTIONS CORP.

Date: November 19, 2013	By:	/s/ Stacey Fling
Stacey Fling
Chief Executive Officer and Principal Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stacey Fling
Stacey Fling
President and C.E.O.
(President, Chief Executive Officer
Principal Financial Officer and Director)

Date:	November 19, 2013

Table of Contents	-52-